Form 10QSB
period 1999-06-30
JAGUAR INVESTMENTS INC
filed 1999-10-22
CIK 1082733

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-25753

                     JAGUAR INVESTMENTS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0449667
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

      1037 East 3300 South #203, Salt Lake City, Utah 84106
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 467-6715

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                Outstanding as of June 30, 1999

Common Stock, $.001 par value                  1,390,000


                        TABLE OF CONTENTS

Heading                                                    Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- June 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three and six
            months ended June 30, 1999 and 1998. . . . . . . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- three and six
            months ended June 30, 1999 and 1998. . . . . . . . . .          8

          Notes to Financial Statements  . . . . . . . . . . . . .          9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         13

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         15


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















                     JAGUAR INVESTMENTS, INC.


                       FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998


                    JAGUAR INVESTMENTS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                          June 30,   December 31,
                                            1999         1998
                                        (Unaudited)

CURRENT ASSETS

 Cash                                    $     69      $  2,540

  Total Current Assets                         69         2,540

  TOTAL ASSETS                           $     69      $  2,540


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    160      $   -

  Total Current Liabilities                   160          -

  TOTAL LIABILITIES                           160          -

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 20,000,000 shares
  authorized of $0.001 par value,
  1,390,000 shares issued
  and outstanding                           1,390         1,390
 Additional paid-in capital                10,604         2,780
 Deficit accumulated during the
  development stage                       (12,085)       (1,630)

  Total Stockholders Equity (Deficit)         (91)        2,540

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $     69      $  2,540



                        JAGUAR INVESTMENTS, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)


                                                                        From
                                                                    Inception on
                                 For the                For the      October 28,
                           For the Six Months    Three Months Ended 1987 Through
                                 June 30,               June 30,        June 30,
                             1999       1998        1999       1998       1999

REVENUES                 $    -      $   -       $   -      $   -     $    -

EXPENSES                   (10,455)      (183)       (309)       (92)   (12,085)

NET LOSS                 $ (10,455)  $   (183)   $   (309)  $    (92)  $(12,085)

BASIC LOSS PER SHARE OF
 COMMON STOCK            $   (0.01)  $  (0.00)   $  (0.00)  $  (0.00)



                          JAGUAR INVESTMENTS, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)


                                                                       Deficit
                                                                     Accumulated
                                                         Additional   During the
                                         Common Stock      Paid-In   Development
                                       Shares    Amount    Capital     Stage

At inception on October 28, 1987         -      $   -      $   -     $   -

Common stock issued for cash,
 July 29, 1988, $0.003 per share      300,000        300        600      -

Common stock issued for cash,
 February 10, 1989, $0.003 per share  420,000        420        840      -

Common stock issued to Directors
 for services, July 27, 1990, $0.003
 per share                              2,000          2          4      -

Common stock issued for cash,
 March 15, 1991, $0.003 per share     350,000        350        700      -

Common stock issued to Directors
 for services, July 26, 1991, $0.003
 per share                              2,500          2          5      -

Common stock issued for cash,
 May 8, 1992, $0.003 per share        230,000        230        460      -

Common stock issued for services,
 July 17, 1992, $0.003 per share        3,500          4          7      -

Common stock issued to Directors
 for services, July 16, 1993, $0.003
 per share                              2,000          2          4      -

Net loss for the cumulative period
 October 28, 1987 through December
 31, 1996                                -          -          -       (1,180)

Balance, December 31, 1996          1,310,000      1,310      2,620    (1,180)

Net loss for the year ended
 December 31, 1997                       -          -          -          (85)

Balance, December 31, 1997          1,310,000    $ 1,310    $ 2,620   $ (1,265)



                         JAGUAR INVESTMENTS, INC.
                       (A Development Stage Company)
         Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                    Accumulated
                                                         Additional   During the
                                       Common Stock        Paid-In  Development
                                    Shares      Amount     Capital     Stage

Balance, December 31, 1997        1,310,000    $ 1,310    $  2,620   $ (1,265)

Common stock issued for services,
 October 23, 1998, $0.003 per share  80,000         80         160       -

Net loss for the year ended
 December 31, 1998                     -          -           -          (365)

Balance, December 31, 1998        1,390,000      1,390       2,780     (1,630)

Contributed capital (unaudited)        -          -          7,824       -

Net loss for the six months ended
 June 30, 1999 (unaudited)             -          -           -       (10,455)

Balance, June 30, 1999
 (unaudited)                      1,390,000    $ 1,390    $ 10,604  $ (12,085)




                         JAGUAR INVESTMENTS, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Six   For the Three  October 28,
                                         Months Ended  Months Ended 1987 Through
                                           June 30,        June 30,    June 30,
                                        1999      1998   1999    1998    1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                             $(10,455) $ (183) $(309) $  (92) $(12,085)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Contributed capital for expenses        7,824    -       324    -        7,824
 Stock issued for services                -       -      -       -          270
 Increase (decrease) in accounts
  payable                                  160    -       (39)   -          160

   Net Cash Used by Operating
    Activities                          (2,471)   (183)   (24)    (92)   (3,831)

CASH FLOWS FROM INVESTING
 ACTIVITIES                               -       -      -      -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock for cash        -       -      -      -         3,900

   Net Cash Provided by Financing
    Activities                            -       -      -      -         3,900

NET INCREASE (DECREASE)
 IN CASH                                (2,471)   (183)   (24)   (92)        69

CASH AT BEGINNING OF PERIOD              2,540   2,665     93  2,574       -

CASH AT END OF PERIOD                 $     69  $2,482 $   69 $2,482    $    69

CASH PAID FOR:

 Interest                             $   -     $ -    $ -    $ -       $  -
 Income taxes                         $   -     $ -    $ -    $ -       $  -

NON-CASH FINANCING ACTIVITIES

 Contributed capital for expenses     $  7,824  $ -    $  324 $ -       $ 7,824
 Common stock issued for services     $   -     $   30 $ -    $ -       $   270




                    JAGUAR INVESTMENTS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 1999


NOTE 1 - ORGANIZATION AND HISTORY

        The Company was incorporated on October 28, 1987 under the laws of the State of Nevada. The Company currently has no operations and is considered a development stage company which is seeking a merger or acquisition by an operating company.

        a. Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

        b. Cash and Cash Equivalents

        Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

        c. Basic Loss Per Share

        The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

        d. Provision for Taxes

        At June 30, 1999, the Company had net operating loss carryforwards of approximately $12,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

        e. Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        f. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.


                     JAGUAR INVESTMENTS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 1999


NOTE 2 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, shareholders of the Company have committed to meeting its minimal operating needs.



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     Jaguar Investments, Inc. (the "Company") is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. The costs and expenses associated with the preparation and filing of its registration statement on Form 10-SB earlier in 1999 have been paid for by an advance from a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     At December 31, 1998 and June 30, 1999, the Company had total assets consisting of cash of $2,540 and $69, respectively. Total liabilities at December 31, 1998 were $160, consisting of accounts payable. Total liabilities at June 30, 1999 were $0.

     The Company has not had any significant revenues since its inception. For the three and six months ended June 30, 1999, the Company's total expenses were $309 and $10,455 respectively, attributed primarily to legal and accounting costs associated with the filing of the Company's registration statement. In comparison, total expenses were $92 and $183 for the three and six months ended June 30, 1998, respectively, reflecting the Company's inactivity during 1998. The Company's net loss for the three and six months ended June 30, 1999 were $309 and $10,455, respectively, compared with a net loss of $92 and $183 for the three and six months ended June 30, 1998, respectively.

     No revenues are anticipated prior to the Company consummating an acquisition or merger agreement and, during this period of time, the Company anticipates its expenses to be level.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.





Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $12,000 of net operating loss carryforwards as of June 30, 1999, which may be offset against taxable income and income taxes through 2014. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or three month period ended June 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    Because the Company currently does not have any operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company does not anticipate doing a full assessment of the potential Year 2000 issue until it has made an acquisition of or merged with an operating entity. The Company does not believe that the cost of addressing the issue will have a material adverse impact on its financial position. Further, the Company believes that no third parties with whom it may have a material relationships will be materially affected by the Year 2000 issues.

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                             PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities and Use of Proceeds

    This Item is not applicable to the Company.






Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JAGUAR INVESTMENTS, INC.



Date:  October 22, 1999                By:  /S/ James R. GLavas
                                            JAMES R. GLAVAS
                                            C.E.O., C.F.O., President
                                            and Director




Date:  October 22, 1999                By:  /S/ Martin L. Smart
                                            MARTIN L. SMART
                                            Secretary/Treasurer,  and
                                            Director
                                            (Principal Accounting
                                            Officer)