Form 10QSB
period 1999-09-30
JAGUAR INVESTMENTS INC
filed 1999-11-15
CIK 1082733

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                Outstanding as of September 30, 1999

Common Stock, $.001 par value           1,390,000



                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- September 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three and nine
            months ended September 30, 1999 and 1998 . . . . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- three and nine
            months ended September 30, 1999 and 1998 . . . . . . .          8

          Notes to Financial Statements  . . . . . . . . . . . . .          9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         15


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                     JAGUAR INVESTMENTS, INC.


                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998



                    JAGUAR INVESTMENTS, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                          September 30,        December 31,
                                             1999                  1998
                                           (Unaudited)

CURRENT ASSETS

 Cash                                    $     245             $    2,540

  Total Current Assets                         245                  2,540

  TOTAL ASSETS                           $     245             $    2,540


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $     250             $     -

  Total Current Liabilities                    250                   -

  TOTAL LIABILITIES                            250                   -

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 20,000,000 shares authorized
  of $0.001 par value, 1,390,000 shares
  issued and outstanding                     1,390                  1,390
 Additional paid-in capital                 11,257                  2,780
 Deficit accumulated during the
  development stage                        (12,652)                (1,630)

  Total Stockholders Equity (Deficit)           (5)                 2,540

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $     245             $    2,540



                        JAGUAR INVESTMENTS, INC.
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                       From
                                                                  Inception on
                                 For the           For the         October 28,
                         For the Nine Months  Three Months Ended   1987 Through
                             September 30,       September 30,     September 30,
                             1999      1998      1999      1998       1999

REVENUES                 $    -      $  -      $  -      $  -      $    -

EXPENSES                   (11,022)     (275)     (567)      (92)    (12,652)

NET LOSS                 $ (11,022)  $  (275)  $  (567)  $   (92)  $ (12,652)

BASIC LOSS PER SHARE OF
 COMMON STOCK            $   (0.01   $ (0.00)  $ (0.00)  $ (0.00)




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


                         JAGUAR INVESTMENTS, INC.
                       (A Development Stage Company)
         Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                   Accumulated
                                                     Additional     During the
                                       Common Stock    Paid-In     Development
                                     Shares    Amount  Capital       Stage

Balance, December 31, 1997         1,310,000  $ 1,310  $  2,620  $  (1,265)

Common stock issued for services,
 October 23, 1998, $0.003 per share   80,000       80       160       -

Net loss for the year ended
 December 31, 1998                      -        -         -          (365)

Balance, December 31, 1998         1,390,000    1,390     2,780     (1,630)

Contributed capital (unaudited)         -        -        8,477       -

Net loss for the nine months ended
 September 30, 1999 (unaudited)         -        -         -       (11,022)

Balance, September 30, 1999
 (unaudited)                       1,390,000  $ 1,390  $ 11,257  $ (12,652)



                         JAGUAR INVESTMENTS, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                       From
                                                                    Inception on
                                     For the          For the       October 28,
                             For the Nine Months Three Months Ended 1987 Through
                                   September 30,     September 30, September 30,
                                  1999      1998     1999     1998     1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                       $(11,022)  $ (275)  $(567)  $  (92)  $(12,652)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Contributed capital for expenses  8,477     -        653     -         8,477
 Stock issued for services          -        -       -        -           270
 Increase (decrease) in accounts
  payable                            250     -         90     -           250

   Net Cash Used by Operating
    Activities                    (2,295)    (275)    176      (92)    (3,655)

CASH FLOWS FROM INVESTING
 ACTIVITIES                         -        -       -        -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Issuance of common stock for cash  -        -       -        -         3,900

   Net Cash Provided by Financing
    Activities                      -        -       -        -         3,900

NET INCREASE (DECREASE)
 IN CASH                          (2,295)    (275)    176      (92)       245

CASH AT BEGINNING OF PERIOD        2,540    2,665      69    2,574       -

CASH AT END OF PERIOD            $   245   $2,390  $  245   $2,482   $    245

CASH PAID FOR:

 Interest                        $  -      $ -     $ -      $ -      $   -
 Income taxes                    $  -      $ -     $ -      $ -      $   -

NON-CASH FINANCING ACTIVITIES

 Contributed capital for expenses $8,477   $ -     $  653   $ -      $  8,477
 Common stock issued for services $ -      $   30  $ -      $ -      $    270




                    JAGUAR INVESTMENTS, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       September 30, 1999

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

        d. Provision for Taxes

        At September 30, 1999, the Company had net operating loss carryforwards of approximately $12,650 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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



                     JAGUAR INVESTMENTS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 1999

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

     The costs and expenses associated with the preparation and filing of its registration statement on Form 10-SB earlier in 1999 have been paid for by an advance from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

     At September 30, 1999 and December 31, 1998, the Company had total assets consisting of cash of $245 and $2,540, respectively.
Total liabilities at September 30, 1999 and December 31, 1998 were $250 and $0, respectively.

     The Company has not had any significant revenues since its inception. For the three and nine months ended September 30, 1999, the Company's total expenses were $567 and $11,022 respectively, attributed primarily to legal and accounting costs associated with the filing of the Company's registration statement. In comparison, total expenses were $92 and $275 for the three and nine months ended September 30, 1998, respectively, reflecting the Company's inactivity during 1998. The Company's net loss for the three and nine months ended September 30, 1999 were $567 and $11,022, respectively, compared with a net loss of $92 and $275 for the three and nine months ended September 30, 1998, respectively.

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

Net Operating Loss

    The Company has accumulated approximately $12,650 of net operating loss carryforwards as of September 30, 1999, which may be offset against taxable income and income taxes through 2014. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or three month period ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JAGUAR INVESTMENTS, INC.



Date:  November 15, 1999               By:  /S/ James R. GLavas
                                            JAMES R. GLAVAS
                                       C.E.O., C.F.O., President
                                       and Director




Date:  November 15, 1999               By: /S/ Martin L. Smart
                                               MARTIN L. SMART
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting
                                        Officer)