Form 10KSB
period 1999-12-31
JAGUAR INVESTMENTS INC
filed 2000-03-21
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                          (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the fiscal year ended December 31, 1999

( )           Transition   Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities  and  Exchange  Act of 1934 [No fee  required}  For the
              Transition Period from            to
                                     ----------   --------

                         Commission File Number 0-25753
                                               ----------


                            JAGUAR INVESTMENTS, INC.
           (Name of Small Business Issuer as Specified in its Charter)


              Nevada                                   87-0449667
--------------------------------------------       -------------------
      State or other jurisdiction of              (IRS Employer ID NO.)
       incorporation of organization


1037 East 3300 South Suite 203 Salt Lake City, Utah 84106
---------------------------------------------------------
       (Address of principal executive offices)


Issuer's telephone Number: 801-467-6715
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     X          NO
             --------         ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer's revenues for its most recent fiscal year were $ NONE .
                                                                 -------

     Aggregate   market  value  of  the  common  stock  of  Registrant  held  by nonaffiliates computed by reference to the average bid and asked price of the common stock as of March 20, 2000, was $ NONE.
                                       --------

     As of December 31, 1999, 1,310,000 shares of common stock were outstanding.

     Documents incorporated by reference:  None.

     Transitional small business disclosure format:  No.

     This Form 10-KSB consists of 35 pages. Exhibits are indexed at page 23.
                                 ----                                   ----

                             JAGUAR INVESTMENTS, INC

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1999

Part I

ITEM      1.      Description of Business

ITEM      2.      Description of Property

ITEM      3.      Legal Proceedings

ITEM      4.      Submission of Matters to a Vote of Security Holders

PART II

ITEM      5.      Market for  Company's  Common  Equity and Related  Stockholder
                  Matters

ITEM      6.      Management's Discussion and Analysis or Plan of Operations

ITEM      7.      Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

ITEM     10.      Executive Compensation

ITEM     11.      Security Ownership of Certain Owners and Management

ITEM     12.      Certain Relationships and Related Transactions

ITEM     13.      Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K

FINANCIAL STATEMENTS
    Independent Auditor's Report
    Balance Sheet
    Statements of Operation

    Statements of Stockholders' Equity (Deficit)
    Statements of Cash Flows
    Notes to Financial Statements

Signatures

PART I

ITEM 1. Description of Business

Business Development

         Jaguar Investments, Inc. (the "Company") was organized on October 28, 1987, under the laws of the State of Nevada. Since its inception, the Company has not engaged in any material business operations. Presently, the Company is actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having minimal assets and no operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

         The Company filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. The registration statement became effective on August 17, 1999. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") , could provide a prospective merger or acquisition candidate with additional information concerning the Company. Further, management believes that this could possibly make the Company more attractive to an operating business opportunity as a potential merger or acquisition candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

         Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undue time and expense.

         The Company's principal executive offices are located at 1037 East 3300 South #203, Salt Lake City, Utah 84106, and its telephone number is (801) 467-6715.

Business of Issuer

         The Company has no operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

         Management   plans  to   investigate,   research   and,  if  justified,
potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

         Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisition s and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

         If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

         The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

         Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

         In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

         Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

         Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

         Because of the Company's current situation, having minimal assets and no operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

         Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or-affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S under the Securities Act of 1933, as amended (the "Act") to raise any funds prior to consummation of a merger or acquisition. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

         In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would, have such an arrangement ratified by the shareholders in an appropriate manner.

         Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will. have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, the Company will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

         Under the corporation laws of the State of Nevada, shareholders of the Company may be entitled to assert dissenters, rights if the Company acquires or merges with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the shareholders is required under applicable Nevada law. Also, shareholders will be entitled to dissenters' rights if the Company enters into a share exchange if the Company's shares are to be acquired. A shareholder who is entitled to assert dissenter's rights and obtain of the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or the Company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, the Company must give notice to all shareholders who delivered to the Company their written notice of dissent.

Competition

         Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

         As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

         The Company is currently using as its principal place of business the personal offices of its President located in Salt Lake City, Utah. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part FIS of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

ITEM 2. Description of Property

The information required by this Item 3, Description of Property, is set forth in Item 1, Description of Business, of this Form 10-KSB.

ITEM 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of registrants securities holders in the fourth quarter of the fiscal year covered by this report.

                                     Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

The Company's common shares are traded on the OTCBB under the symbol "JGUR". The market is inactive and the shares are quoted at $1.00 bid and $7.00 asked as of March 19, 2000. The bid information was obtained from published quotations on the OTCBB and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company has 35 shareholders of its common shares. No other class of securities are outstanding. The Company has not paid any dividends on its common stock and none are expected to be paid in the foreseeable future. There are no restrictions that limit the ability to pay dividends and none are anticipated in the future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.


The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

         The Company is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. The costs and expenses associated with the preparation and filing of this registration statement have been paid for by an advance from a shareholder of the Company. it is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Net Operating Loss

         The Company has accumulated approximately $13,399 of net operating loss carry forwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry-forwards begin expiring in the year 2004. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because there is a 50% or greater chance that the carry forward will not be used. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance of the same amount.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASBII) has issued Statement of Financial Accounting Standard (11SFAS11) No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

         The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         The FASB has also issued SFAS No 132. "Employers" Disclosures about Pensions and other Post retirement Benefits," which standardizes the disclosure requirements for pensions and other Post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected an qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

         Presently, none of the Company's directors are directors of any other "shell" or "blank check" companies or other corporations that are actively pursuing acquisitions or mergers. The following is a summary of the past involvement by management in other shell or blank check companies for the past three years.

         From 1991 to March 1, 1999, James R. Glavas, the Company's President and a director, was the President and a director of Shur De Cor, Inc., a shell or blank check company, incorporated in Nevada on August 12, 1987. Mr. Glavas also was the President and a director of Asphalt Associates, Inc. from 1987 to 1998, incorporated in Nevada on May 18, 1987; the President and a director of Erawest, Inc. from 1987 to 1996, incorporated in Nevada as Wolverine Associates on August 14, 1987; the President and a director of Venturecap, Inc. from 1987 to 1995, incorporated in Nevada on May 14, 1987; and President and a director of Macaw One, Inc. from 1987 to 1996, incorporated in Nevada as Alydar Investments, Inc. on September 1, 1987. Each of these companies may be deemed to have been a shell or blank check company at these times.

         From 1995 to March 1, 1999, Martin L. Smart, the Company's Secretary/Treasurer and a director, was Secretary and a director of Shur De Cor, Inc. Also, from 1996 to 1998, he was Secretary and a director of Asphalt
Associates, Inc., and from 1994 to 1996, he was Secretary and a director of Erawest, Inc. From 1996 to 1997, Mr. Smart was President and a director of Oak Hill, Inc., a Nevada shell or blank check company incorporated as Jackal, Inc. on December 1, 1987

         On March 1, 1999, Shur De Cor, Inc. merged with Interactive Marketing Technology, Inc., a direct response marketing company. At the time of the merger, the private entity had only nominal assets. Its shares are traded on the OTC Bulletin Board as Interactive Marketing Technology, Inc. (.trading symbol

"IMAK"), closing at $3.00 on July 12, 1999. In 1998, Asphalt Associates, Inc. merged with Pacific Web Works, Inc., engaged in the business of engineering software technology for the Internet. At the time of the merger, the private entity had assets of approximately $29,000. Its shares are traded on the OTC Bulletin Board as Pacific Web Works, Inc. (trading symbol ("PWEBE") , closing on July 12, 1999 at $5.50. In 1996, Erawest, Inc. entered into a Stock-for-Stock Acquisition Agreement with Universal Dynamics Pty Ltd., a privately held Australian company and provider of telecommunication services. At the time of the acquisition, the private entity had assets of approximately $100,000. Its shares are traded on the OTC Bulletin Board as Erawest, Inc. (trading symbol "ERAW") ,closing on July 12, 1999 at $.625. In 1996, Macaw One, Inc. merged with Communique Wireless, Inc., an information technology services company specializing in providing software re-engineering. The company subsequently changed its name to Formal Systems America, Inc. At the time of the merger, the private entity had assets of approximately $42,OOO.Its shares are traded on the OTC Bulletin Board as Formal Systems America, Inc. (trading symbol "FSAI") , closing on July 12, 1999 at $.72. In l997, Oak designer, of custom Hill, Inc. merged with Thermoview Industries, Inc., a manufacturer, marketer, installer and service provider vinyl new and replacement windows and other home improvement products. At the time of the merger, the private entity had assets of approximately $890,000. Its shares are traded on the OTC Bulletin Board as Thermoview Industries, Inc. (trading symbol 11TVII11), closing on July 12, 1999 at $4.00.

         In each of the aforementioned acquisitions and mergers, restricted securities were issued, none of which were subject to a registration statement. Both Mr. Glavas and Mr. Smart have resigned as a director and executive officer from each of the aforementioned companies, and did not have any affiliation with the successor company after the business combination. Neither individual received consideration from the shell or blank check issuer in connection with any of the acquisitions or mergers.

         No director officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         All of the Company's present directors have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed basis.

         Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which nonmanagement shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

         In connection with the preparation and filing of this registration statement, one of the Company's shareholders and executive officers, James R. Glavas, has advanced funds to the Company to pay for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Glavas to provide additional funds, the Company is not precluded from approaching Mr. Glavas or any other shareholder and requesting additional financial assistance. Because such additional funding is only speculative at this time, the Company has not developed any criteria or plans related to this funding.

         The business experience of each of the persons listed above during the past five years is as follows:

         James R. Glavas, age 72, attended the University of Utah for four years majoring in Business Management, but did not receive a degree. From 1962 to the present, Mr. Glavas has been a real estate broker. Also, for the past several years, he has been a private investor and has been involved in the formation of several public companies.

         Brace Ross, age 40, is presently the sole owner of Ross Appraisal, Inc. and has been an independent fee appraisor since 1993. Mr. Ross graduated from the University of Utah in 1996 with a Bachelor of Science Degree in Labor Relations and Public Administration.

         Martin L. Smart, age 66, has been a professional engineer since 1962 when he received his certification as a Registered Fallout Shelter analyst and United States Department of Defense Professional Engineer. He attended the University of Utah and Colorado University. From 1962 to 1964, Mr. Smart worked as Chief Engineer of American Steel Company. In 1964, he moved to Seattle, Washington and worked as a Design Engineer at Boeing Aircraft Company. In 1970, he opened his own business in Salt Lake City, Structural Engineering Services, Inc. In 1992, he retired and since has been active in real estate sales and development. For the past 10 years, Mr. Smart has been Chairman of Veteran affairs for the Utah Elks Association.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

This Annual Report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 7.  Financial Statements.

     See pages 26 through 33 herein.
              ---        ---
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. (add info. as necessary)

     There were no changes in or disagreement with the Company's accountants subsequent to the Company becoming subject to section 13 of the Exchange Act on August 17, 1999. Prior thereto, the Company changed accountants in March 1999. The change was for reasons unrelated to the categories set forth in Item 304 of Regulation S - B.

                                    PART III

ITEM 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name                                Age                        Position

James R. Glavas                     72               President, Chief Executive
                                                       Officer and Director
Bruce Ross                          66               Vice President and Director

Martin L. Smart                     40               Secretary / Treasurer and
                                                     Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected an qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

         Presently, none of the Company's directors are directors of any other "shell" or "blank check" companies or other corporations that are actively pursuing acquisitions or mergers. The following is a summary of the past involvement by management in other shell or blank check companies for the past three years.

         From 1991 to March 1, 1999, James R. Glavas, the Company's President and a director, was the President and a director of Shur De Cor, Inc., a shell or blank check company, incorporated in Nevada on August 12, 1987. Mr. Glavas also was the President and a director of Asphalt Associates, Inc. from 1987 to 1998, incorporated in Nevada on May 18, 1987; the President and a director of Erawest, Inc. from 1987 to 1996, incorporated in Nevada as Wolverine Associates on August 14, 1987; the President and a director of Venturecap, Inc. from 1987 to 1995, incorporated in Nevada on May 14, 1987; and President and a director of Macaw One, Inc. from 1987 to 1996, incorporated in Nevada as Alydar Investments, Inc. on September 1, 1987. Each of these companies may be deemed to have been a shell or blank check company at these times.

         From 1995 to March 1, 1999, Martin L. Smart, the Company's Secretary/Treasurer and a director, was Secretary and a director of Shur De Cor, Inc. Also, from 1996 to 1998, he was Secretary and a director of Asphalt
Associates, Inc., and from 1994 to 1996, he was Secretary and a director of Erawest, Inc. From 1996 to 1997, Mr. Smart was President and a director of Oak Hill, Inc., a Nevada shell or blank check company incorporated as Jackal, Inc.

on December 1, 1987

         On March 1, 1999, Shur De Cor, Inc. merged with Interactive Marketing Technology, Inc., a direct response marketing company. At the time of the merger, the private entity had only nominal assets. Its shares are traded on the OTC Bulletin Board as Interactive Marketing Technology, Inc. (trading symbol "IMAK"), closing at $3.00 on July 12, 1999. In 1998, Asphalt Associates, Inc. merged with Pacific Web Works, Inc., engaged in the business of engineering software technology for the Internet. At the time of the merger, the private entity had assets of approximately $29,000. Its shares are traded on the OTC Bulletin Board as Pacific Web Works, Inc. (trading symbol ("PWEBE") , closing on July 12, 1999 at $5.50. In 1996, Erawest, Inc. entered into a Stock-for-Stock Acquisition Agreement with Universal Dynamics Pty Ltd., a privately held Australian company and provider of telecommunication services. At the time of the acquisition, the private entity had assets of approximately $100,000. Its shares are traded on the OTC Bulletin Board as Erawest, Inc. (trading symbol "ERAW") ,closing on July 12, 1999 at $.625. In 1996, Macaw One, Inc. merged with Communique Wireless, Inc., an information technology services company specializing in providing software re-engineering. The company subsequently changed its name to Formal Systems America, Inc. At the time of the merger, the private entity had assets of approximately $42,000. Its shares are traded on the OTC Bulletin Board as Formal Systems America, Inc. (trading symbol "FSAI") , closing on July 12, 1999 at $.72. In1997, Oak designer, of custom Hill, Inc. merged with Thermoview Industries, Inc., a manufacturer, marketer, installer and service provider vinyl new and replacement windows and other home improvement products. At the time of the merger, the private entity had assets of approximately $890,000. Its shares are traded on the OTC Bulletin Board as Thermoview Industries, Inc. (trading symbol 11TVII11), closing on July 12, 1999 at $4.00.

         In each of the aforementioned acquisitions and mergers, restricted securities were issued, none of which were subject to a registration statement. Both Mr. Glavas and Mr. Smart have resigned as a director and executive officer from each of the aforementioned companies, and did not have any affiliation with the successor company after the business combination. Neither individual received consideration from the shell or blank check issuer in connection with any of the acquisitions or mergers.

         No director officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         All of the Company's present directors have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed basis.

         Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

         In connection with the preparation and filing of this registration statement, one of the Company's shareholders and executive officers, James R. Glavas, has advanced funds to the Company to pay for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Glavas to provide additional funds, the Company is not precluded from approaching Mr. Glavas or any other shareholder and requesting additional financial assistance. Because such additional funding is only speculative at this time, the Company has not developed any criteria or plans related to this funding.

         The business experience of each of the persons listed above during the past five years is as follows:

         James R. Glavas, age 72, attended the University of Utah for four years majoring in Business Management, but did not receive a degree. From 1962 to the present, Mr. Glavas has been a real estate broker. Also, for the past several years, he has been a private investor and has been involved in the formation of several public companies.

         Bruce Ross, age 40, is presently the sole owner of Ross Appraisal, Inc. and has been an independent fee appraisor since 1993. Mr. Ross graduated from the University of Utah in 1996 with a Bachelor of Science Degree n Labor Relations and Public Administration.

         Martin L. Smart, age 66, has been a professional engineer since 1962 when he received his certification as a Registered Fallout Shelter analyst and United States Department of Defense Professional Engineer. He attended the University of Utah and Colorado University. From 1962 to 1964, Mr. Smart worked as Chief Engineer of American Steel Company. In 1964, he moved to Seattle, Washington and worked as a Design Engineer at Boeing Aircraft Company. In 1970, he opened his own business in Salt Lake City, Structural Engineering Services, Inc. In 1992, he retired and since has been active in real estate sales and development. For the past 10 years, Mr. Smart has been Chairman of Veteran affairs for the Utah Elks Association.

ITEM 10. Executive Compensation

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1998 and 1997. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

ITEM 11. Security Ownership of Certain Beneficial owners and Management.

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address                                        Amount and Nature of                    Percent
of Beneficial Owner                                     Beneficial Ownership                    of Class(l)
-------------------                                     --------------------                    -----------

James R. Glavas*                                               100,000                              7.2%
     4455 South 700 East #107
     Salt Lake City, UT 84107

Bruce Ross*                                                        500                              .04%
     4909 South Eastlake Drive
     Murray, UT 84107

 Martin L. Smart*                                              100,000                              7.2%
     4075 West 4805 South
     Salt Lake City, UT 84118

Arthur L. Bixby                                                100,000                              7.2%
     1207 Lost Creek Apt.
     Murray, UT 84107

Bud Blatnick                                                   100,000                              7.2%
     9 East Washington Street
     Murray, UT 84107

Kay Carter                                                      80,000                              5.8%
     535 South 200 East
     Salt Lake City, UT 84105

Dean Danielsen                                                 100,000                              7.2%
     794 Mount Tuscarora
     Salt Lake City, UT 84123

James E. Glavas                                                 70,000                              7.2%
     6640 South 2475 East
     Salt Lake City, UT 84121

Name and Address                                        Amount and Nature of                    Percent
of Beneficial Owner                                     Beneficial Ownership                    of Class(l)
-------------------                                     --------------------                    -----------

Lorrie R. Jackson                                               80,000                              5.8%
     766 Little Matterhorn
     Murray, UT 84107

William J. Johnson                                              70,000                              5.0%
     7585 South 700 East
     Midvale, UT 84047

Thomas L. Leith                                                 80,000                              5.8%
     2002 Douglas Street
     Salt Lake City, UT 84105

Cherie Timothy                                                 100,000                              7.2%
     2111 East 6805 South
     Salt Lake City, UT 84121

George S. Whiting                                              100,000                              7.2%
     3611 South 805 East #76
     Salt Lake City,-UT 84115

Dalvin J. Wood                                                  70,000                              5.0%
     1014 Well Spring Drive
     Midvale, UT 84047

All directors and officers                                     200,500                             14.4%
     a group (3 persons)
     -------------------------------------------------
                 * Director and/or executive officer
Note:              Unless otherwise indicated in the footnotes below, the
                   Company has been advised that each person above has sole
                   voting power over the shares indicated above.

           (l) Based upon 1,310,000 shares of common stock outstanding on December 31, 1999.

ITEM 12. Certain Relationships and Related Transactions

         During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family

         The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors. See Item 2 "Description of Business - Form of Potential Acquisition or Merger" above.

ITEM 13.  Exhibits and Reports on Form 8-K

     (a). Exhibit Index
          1.  Articles of Incorporation
          2.  Form 10-Q for 3rd Quarter 1999

PART F/S

         The Company's financial statements for the fiscal years ended December 31, 1999 and 1998 have been examined to the extent indicated in their reports by Jones, Jensen & Co., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part FS of this Form 10-KSB.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

                                    CONTENTS

                    Independent Auditors' Report...........................26
                    Balance Sheet..........................................27
                    Statements of Operations...............................28
                    Statements of Stockholders' Equity (Deficit).........29-30
                    Statements of Cash Flows ..............................31
                    Notes to the Financial Statements....................32-33

[GRAPHIC OMITTED]
                                  JONES, JENSEN
                                 & COMPANY, LLC
                   -------------------------------------------
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Jaguar Investment, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Jaguar Investments, Inc, (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits, The financial statements of Jaguar Investments, Inc. (a development stage company) as of December 31,1998, were audited by other auditors whose report, dated January 30, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Jaguar Investments, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about Its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not Include any adjustments that might result from the outcome of the uncertainty.

/s/Jones, Jensen & Company
--------------------------
Jones, Jensen & Company
Salt Lake City, Utah
February 28, 2000

[GRAPHIC OMITTED]

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                                December 31,
                                                                                   1999
                                                                                ------------

CURRENT ASSETS
   Cash                                                                          $    48
                                                                                 -------
   Total Current Assets
                                                                                      48
                                                                                 -------
   TOTAL ASSETS                                                                  $    48
                                                                                 =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

Accounts payable                                                                 $   500
Accounts payable - related party
(Note 3)                                                                             300
                                                                                 -------
Total Current Liabilities                                                            800
                                                                                 -------
TOTAL LIABILITIES                                                                    800
                                                                                 -------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 20,000,000 shares authorized
of $0.001 par value, 1,310,000
shares issued
and outstanding                                                                    1,310
Additional paid-in capital                                                        11,337
Deficit accumulated during the development stage                                 (13,399)
                                                                                 -------
Total Stockholders Equity

(Deficit)                                                                           (752)
                                                                                 -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                           $    48
                                                                                 =======

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                     From
                                                                 Inception on
                                                                 October 28,
                               For the Years Ended              1987 Through
                                   December 31                  December 31,
                                   -----------                  ------------
                               1999           1998                   1999
                               ----           ----                   ----

REVENUES                      $      _      $                      $      -

EXPENSES                       (11,769)       (365)                 (13,399)
                              --------      ------                 --------
NET LOSS                      $(11,769)     $ (365)                $(13,399)
                              ========      ======                 ========
BASIC LOSS PER SHARE OF
COMMON STOCK                  $  (0.01)     $(0.00)
                              --------      ------

   The accompanying notes are an integral part of these financial statements.


                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                               Additional              During the
                                                      Common Stock              Paid-In                Development
                                                    Shares    Amount            Capital                   Stage
                                                    ------    ------            -------                   -----
At inception on October 28, 1987                         -  $     -             $     -               $      -

Common stock issued for cash,
July 29, 1988, $0.003 per share                    300,000      300                 600                      -

Common stock Issued for cash,
February 10, 1989, $0.003 per share                420,000      420                 840                      -

Common stock Issued to Directors
for services, July 27, 1990, $0.003
per share                                            2,000        2                   4                      -

Common stock issued for cash,
March 15, 1991, $0.003 per share                   350,000      350                 700                      -

Common stock issued to Directors
for services, July 26, 1991, $0.003
per share                                            2,500        2                   5                      -

Common stock issued for cash,
May 8, 1992, $0.003 per share                      230,000      230                 460                      -

Common stock issued for services,
July 17, 1992, $0.003 per share                      3,500        4                   7                      -

Common stock Issued to Directors
for services, July 16, 1993, $0.003
per share                                            2,000        2                   4                      -

Net loss for the cumulative perlod
October 28, 1987 through December

31, 1996                                                 -        -                   -                 (1,180)
                                                 ---------  -------             -------               --------
Balance, December 31, 1996                       1,310,000    1,310               2,620                 (1,180)

Net loss for the year ended
December 31, 1997                                        -        -                   -                    (85)
                                                 ---------  -------             -------               --------
Balance, December 31, 1997                       1,310,000  $ 1,310             $ 2,620               $ (1,266)
                                                 ---------  -------             -------               --------

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                 Additional          During the
                                                         Common Stock             Paid-In           Development
                                                    Shares         Amount         Capital              Stage
                                                    ------         ------         -------              -----

Balance, December 31, 1997                          1,310,000    $ 1,310        $   2,620          $  (1,265)


Common stock issued for services,
October 23, 1998, $0.003 per share                     80,000         80              160                  -
Net loss for the year ended
December 31, 1998                                           -          -                -               (365)
                                                    ---------    -------        ---------            --------
Balance, December 31, 1998                          1,390,000      1,390            2,780             (1,630)
Contributed capital                                         -          -            8,477                  -
Cancellation of shares                                (80,000)       (80)              80                  -

Net loss for the year ended
December 31, 1999                                           -          -                -            (11,769)
                                                    ---------    -------        ---------            --------
Balance, December 31, 1999                          1,310,000    $ 1,310        $  11,337            (13,399)
                                                    =========    =======        =========            ========


   The accompanying notes are an integral part of these financial statements,


                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)

                                                                                                 From
                                                                                             Inception on
                                                                                              October 28,
                                                                For the Years Ended          1987 Through
                                                                   December 31,              December 31,
                                                                   ------------              ------------
                                                                1999        1998                  1999
                                                              -------     -------               -------
            CASH FLOWS FROM OPERATING ACTIVITIES

              Net loss                                      $ (11,769)     $  (385)           $  (13,399)
              Adjustments to reconcile net loss to
              net cash used by operating activities:
                  Stock issued for services                         -          240                   270

              Changes In operating assets and liabilities:

                  Increase (decrease) In accounts payable         800            -                   800
                                                             --------       ------             ---------
                  Net Cash Used by Operating Activities       (10,969)        (125)              (12,329)
                                                             --------       ------             ---------
             CASH FLOWS FROM INVESTING ACTIVITIES                   -            -                     -
                                                             --------       ------             ---------
            CASH FLOWS FROM FINANCING ACTIVITIES
                  Contribution of capital by shareholder        8,477            -                 8,477
                  Issuance of common, stock for cash                -            -                 3,900
                                                             --------       ------             ---------
                  Nat Cash Provided by Financing Activities     8,477            -                12,377
                                                             --------       ------             ---------
             NET INCREASE (DECREASE) IN CASH                   (2,492)        (125)                   48

             CASH AT BEGINNING OF PERIOD,                       2,540        2,665                     -
                                                             --------       ------             ---------
             CASH AT END OF PERIOD                          $      48      $ 2,540            $       48
                                                             ========       ======             =========
             CASH PAID FOR:

               Interest                                     $       -      $     -            $        -
               Income taxes                                 $       -      $     -            $        -
             NON-CASH FINANCING ACTIVITIES
               Common stock issued for services             $       -      $   240            $      270

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

                                December 31, 1999

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

              b. Cash and Cash Equivalents

              Cash equivalents  Include  short-term,  highly liquid  Investments
              with   maturities   of  three  months  or  less  at  the  time  of
              acquisition,

              c. Basic Loss Per Share

                                                  For the Year Ended
                                                   December 31,1999
                                      ----------------------------------------
                                        Loss          Shares         Per Share
                                     (Numerator)   (Denominator)       Amount
                                     -----------    -----------        ------

             Net loss                 $(11,769)    $1,310,000       $ (0.01)
                                      ==========    ==========       ==========

                                                  For the Year Ended
                                                   December 31,1998
                                      ----------------------------------------

                                        Loss          Shares         Per Share
                                     (Numerator)   (Denominator)       Amount
                                    -----------     -----------        ------

             Net loss                 $   (365)     1,310,000       $ (0.00)
                                     ==========    ==========       ==========

             The computations of basic loss per share of common stock are based on the weighted average. number of shares outstanding at the date of the financial statements.

             d. Provision for Taxes

             At December 31, 1999, the Company had net operating loss carryforwards of approximatetly $13,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

                                December 31, 1999

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

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

f. Revenue  Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company, Until that time, shareholders of the Company have committed to meeting its minimal operating needs.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Payable
----------------

The Company owes an officer and shareholder $300 for expenses incurred on its behalf in 1999.

Contributed Capital
-------------------

The same officer and shareholder contributed $8,477 as cash to the Company to pay its operating expenses in 1999.

Canceled Shares
---------------

Officers of the Company returned 80,000 shares of its common stock for cancellation In 1999.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the regisrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JAGUAR INVESTMENTS, INC.



Date:  March 20, 2000          BY:  /s/ James R. Glavas
                                    -------------------
                                    James R. Glavas, President