Form 10QSB
period 2000-06-30
JAGUAR INVESTMENTS INC
filed 2000-07-27
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25753

JAGUAR INVESTMENTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0449667, (I.R.S. Employer Identification No.)

1037 East 3300 South #203, Salt Lake City, Utah 84106
(Address of principal executive offices)

Registrant's telephone no., including area code: (801) 467-6715

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $.001 par value	Outstanding as of June 30, 2000 1,310,000

TABLE OF CONTENTS

Heading

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . .

Balance Sheets -- June 30, 2000, and

December 31, 1999. . . . . . . . . . . . . . . . . . .

Statements of Operations -- six months

June 30, 2000 and 1999 . . . . . . .

Statements of Stockholders' Equity . . . . . . . . . . .

Statements of Cash Flows -- six months

ended June 30, 2000 and 1999 . . . . . . .

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

14 14 14 14 14 14 15

PART I

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.

JAGUAR INVESTMENTS, INC.
FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

JAGUAR INVESTMENTS, INC.
(A Development Stage Company)Balance Sheets

ASSETS
	June 30, 2000, (Unaudited)	December 31, 1999
CURRENT ASSETS
Cash	$ 48	$ 48
Total Current Assets	$ 48	$ 48
TOTAL ASSETS	$48	$ 48

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT) CURRENT LIABILITIES
Accounts payable	$ 500	$ 500
Accounts payable - related party	$ 300	$ 300
Total Current Liabilities	$ 800	$ 800
TOTAL LIABILITIES	$ 800	$ 800
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: 20,000,000 shares authorized of $0.001 par value, 1,310,000 shares issued and outstanding	1,310	1,310
Additional paid-in capital	11,337	11,337
Deficit accumulated during the development stage	(13,399)	(13,399)
Total Stockholders Equity (Deficit)	(752)	(752)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 48	$ 48

JAGUAR INVESTMENTS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

For Six Months Ended 1999 --- 2000	From Inception on October 31, 1998 Through June 30, 2000
REVENUES	$ -	$ -	$ -
EXPENSES	(0)	(0)	(13,399)
NET LOSS	(0)	(0)	(13,399)
BASIC LOSS PER SHARE OF COMMON STOCK $ (0.01)	$(0.00)	$ (0.00)	$ (0.00)

JAGUAR INVESTMENTS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
	Common	Stock	Additional Paid-In	Deficit Accumulated During the
	Shares	Amount	Capital	Development Stage
At inception on October 28, 1987	-	$-	$-	$-
Common stock issued for cash, July 29, 1988, $0.003 per share	300,000	300	300	-
Common stock issued for cash, February 10, 1989, $0.003 per share	420,000	420	840	-
Common stock issued to Directors for services, July 27, 1990, $0.003 per share	2,000	2	4	-
Common stock issued for cash, March 15, 1991, $0.003 per share	350,000	350	700	-
Common stock issued to Directors for services, July 26, 1991, $0.003 per share	2,500	2	5	-
Common stock issued for cash, May 8, 1992, $0.003 per share	230,000	230	460	-
Common stock issued for services, July 17, 1992, $0.003 per share	3,500	4	7	-
Common stock issued to Directors for services, July 16, 1993, $0.003 per share	2,000	2	4	-
Net loss for the cumulative period October 28, 1987 through December 31, 1996	-	-	-	(1,180)
Balance, December 31, 1996	1,310,000	1,310	2,620	(1,180)
Net loss for the year ended December 31, 1997	-	-	-	(85)
Balance, December 31, 1997	1,310,000	$ 1,310	$ 2,620	$ (1,265)
Balance, December 31, 1998	1,310,000	$ 1,310	$ 2,620	$ (1,265)
Common stock issued for services, October 23, 1998, $0.003 per share	80,000	80	160	-
Net loss for the year ended December 31, 1999	-	-	-	(12,134)
Balance, December 31, 1999	1,310,000	1,390	2,780	(13,399)
Contributed capital (unaudited)	-	-	8,477	-
Net Loss for the six months ended June 30, 2000	-	-	-	(0.00)
Net loss for the six months ended June 30, 2000 (unaudited)	1,310,000	$ 1,390	$ 11,257	$ (13,399)

JAGUAR INVESTMENTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

For the Six Months Ended June	From Inception October 28, 1987 Through June 30

CASH FLOWS FROM OPERATING ACTIVITIES	1999	2000	2000
Net loss	(10,146)	$ -	$ (13,399)
Adjustments to reconcile net loss to net cash used by operating activities:	7,500	-	270
Contributed capital for expenses
Stock issued for services
Increase (decrease) in accounts payable	199	-	800
Net Cash Used by Operating Activities	(2,447)	-	(12,329)
CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	8,477
Issuance of common stock for cash	-	-	3,900
Net Cash Provided by Financing Activities	-	-	12,377
NET INCREASE (DECREASE) IN CASH	(2,447)	-	48
CASH AT BEGINNING OF PERIOD	2,540
CASH AT END OF PERIOD	93	-	48
CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITIES
Contributed capital for expenses	7,500
Common stock issued for services	-	-	270

JAGUAR INVESTMENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2000

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

d. Provision for Taxes

At June 30, 2000, the Company had net operating loss carryforwards of approximately $13,399 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

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
June 30, 2000

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

At June 30, 2000 and December 31, 1999, the Company had total assets consisting of cash of $48 and $48, respectively. Total liabilities at June 30, 2000 and December 31, 1999 were $800 and $800, respectively.

The Company has not had any significant revenues since its inception. For the six months ended June 30, 2000 the Company's total expenses were $0, In comparison, total expenses were $10,146 for the six months ended June 30, 1999. The Company's net loss for the six months ended June 30, 2000 was $0 compared with a net loss of $10,146 six months ended June 30, 1999.

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

Net Operating Loss

The Company has accumulated approximately $13,399 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes through 2014. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or six month period ended June 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedules

(b) Reports on Form 8-K

No report on Form 8-K was filed by the Company during the six month period ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR INVESTMENTS, INC.

Date: July 27, 2000	By: /s/ Dan Starczewski, C.E.O., President and Director Secretary/Treasurer