Form 10QSB
period 2000-09-30
JAGUAR INVESTMENTS INC
filed 2000-12-07
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-25753

                            JAGUAR INVESTMENTS, INC.
        (Exact name of small business issuer as specified in its charter)


                  Nevada                               87-0449667,
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                 7025 E 1st Ave., Suite 5, Scottsdale, AZ 85251
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (480) 945-2232

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. []Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.




Class                                       Outstanding as of September 30, 2000
Common Stock, $.001 par value               1,310,000

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS


Part I       Financial Information                                          Page

Item 1. Financial
             Statements:                                                       3

          Condensed  Balance Sheets  September 30, 2000 (unaudited)            3
          and December 31, 1999 4


          Condensed Statements of Operations for the three and nine            3
          months ended September 30, 2000 and 1999 (unaudited), and cummulative from inception on October 28, 1987 through September 30, 2000

          Condensed statements of stockholders' equity from inception          4
          on October 28, 1987 through September 30, 2000

          Condensed Statements of Cash Flows for the nine months ended         5
          September 30, 2000 and 1999 (unaudited), and cummulative from inception on October 28, 1987 through September 30, 2000

          Notes to  Financial  Statements  (unaudited)                         6

          Item  2.  Plan  of   operation                                       6

Part II      Other Information                                                 7

PART I

To the Board of Directors
Jaguar Investments, Inc.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Jaguar Investments, Inc. as of September 30, 2000 and the related condensed statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months ended September 30, 2000 and 1999, in accordance with Statements for Accounting and Review Services issued by the American institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Jaguar Investments, Inc.

The accompanying financial statements should be read in conjunction with the audited financial statements as of December 31, 1999, wherein all notes to financial statements at that date are presented. Accordingly, those disclosures have been omitted from the financial statements referred to above, as they are considered to have continuing application.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


 /s/ Ivan Braverman
Braverman & Company, P.C.
Phoenix, Arizona
December 5, 2000

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.

JAGUAR INVESTMENTS, INC. FINANCIAL STATEMENTS September 30, 2000 and December 31, 1999

                             JAGUAR INVESTMENTS, INC
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                                      September 30, December 31,
                                                          2000          1999
                                                              (unaudited)
                                     ASSETS
CURRENT ASSETS
Cash                                                        $       48 $      48
Total Current Assets                                        $       48 $      48
                                                            $       48 $      48
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
       Accounts payable                                     $      500  $    500
       Accounts payable-related party                              300       300
       Total Current Liabilities                                   800       800
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001, 20,000,000 shares
          authorized, 1,310,000 issued and                       1,310     1,310
outstanding
     Paid-in capital                                             2,860     2,860
     Contributed capital                                         9,877     8,477
    (Deficit) accumulated during the                          (14,799)  (13,399)
development stage
Total Stockholders' Equity (Deficit)
                                                                 (752)     (752)
                                                             $      48  $     48

The accompanying notes are an integral part of the unaudited financial statements


                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Cummulatice
                                                                         from
                         Three Months Ended     Nine Months Ended    (Inception)
                                                                          to
                           September 30,         September 30,     September 30,
                          2000       1999           2000          1999      2000
REVENUES                  $  -       $ -           $  -    $  -              $ -
                                                                                                        -
EXPENSES
   General and            1,400       567          1,400        11,022    14,799
   administrative
   Interest                   -                     -                          -
                          1,400       567          1,400        11,022    14,799
NET( LOSS)          $   (1,400)    $ (567)    $   (1,400)     $(11,022)$(14,799)
                     ===========================================================

NET(LOSS) PER       $    (0.00)    $(0.00)    $    (0.00)     $  (0.01)
SHARE
                     ===========================================================
WEIGHTED AVERAGE
NUMBER OF
  COMMON              1,310,000 1,310,000      1,310,000     1,310,000
SHARES
OUTSTANDING
                     ===========================================================

The accompanying notes are an integral part of the unaudited financial statements

                            JAGUAR INVESTMENTS, INC.
                        (A Development Stage Company)

             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                             (Deficit)
                                                           Accumulated
                                                            During the
                   Common Stock    Paid-in    Contirbuted  Development
                  Shares   Amount  Capital      Capital          Stage     Total
                       -      $ -      $ -          $ -            $ -       $ -

               1,310,000    1,310    2,860        8,477                 $ 12,647

                                                              (13,399) $(13,399)

               1,310,000  - 1,310  - 2,860      - 8,477     - (13,399)   - (752)

                                                  1,400                    1,400

                                                               (1,400)   (1,400)

               1,310,000    1,310    2,860        9,877       (14,799)     (752)
              ==================================================================

The accompanying notes are an integral part of the unaudited financial statements

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                        CONDENSED STATEMENTS OFCASH FLOWS
                                   (UNAUDITED)

                                                                          Cummulative
                                                                             from
                                                                           October 28,
                                                                              1987
                                                        Nine Months Ended  (Inception)
                                                          September 30,        to
                                                        2000        1999   September 30,
                                                                              2000
CASH FLOWS FROM OPERATING ACTIVITIES

     Net  loss                                        $ (1,400) $(11,022)  $ 14,799)
     Adjustments to reconcile net loss to
     net cash used by operating activities:

        Capital contributed for services                  1,400    8,477      9,877
        Capital stock issued for services
                                                                                270
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable                      250        800

        Net Cash Used by Operating Activities                 -   (2,295)    (3,852)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                    -        -      3,900

NET (DECREASE) IN CASH                                        -   (2,295)        48

CASH AT BEGINNING OF PERIOD                                  48    2,540          -

CASH AT END OF PERIOD                                 $      48      245  $      48


The accompanying notes are an integral part of the unaudited financial statements

                             JAGUAR INVESTMENT, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999.
Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 1999


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedules

(b) Reports on Form 8-K

No report on Form 8-K was filed by the Company during the six month period ended September 30, 2000.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR INVESTMENTS, INC.


Date: December 7, 2000                By: /s/ Rodger D.Spainhower,
                                      Secretary/Treasurer