Form 10-K
period 2000-12-31
JAGUAR INVESTMENTS INC
filed 2001-03-23
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 7025 E 1st Ave., Suite 5, Scottsdale, AZ 85251
                    (Address of principal executive offices)

         Registrant's telephone no., including area code: (480) 945-2232


           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:                  Name of Each Exchange on Which Registered:

         None                                            None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X No ___.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenue for its most recent fiscal year: none

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: although the registrant's securities are eligible for quotation on the OTC Bulletin Board there has not been any trading in registrant's securities and therefore no estimate as to market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity as of March 15, 2001: 11,310,000 shares of common stock, par value $.001 par share.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Forward Looking Statements

     This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). These statements are based on management's belief and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend, " "plan," "believe," "estimate," "consider," or similar expression are used.

     Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

History

     Jaguar investments, Inc. (the "Company") was incorporated on October 28, 1987, under the laws of the State of Nevada. Since its inception, the Company has not engaged in any material business operations. The company is seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. If such a transaction is consummated, because the Company's has minimal assets and no operating history, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     The Company filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. The registration statement became effective on August 17, 1999. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. Further, management believes that such registration could possibly make the Company more attractive to an operating business or business opportunity as a potential merger or acquisition candidate. As a result of the filing of its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports, including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the company upon consummation of any merger or acquisition. Thus, if the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years, or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This requirement could limit the Company's potential target business opportunities as many private business opportunities either do not have audited financial statements or are unable to produce audited financial statements without undue time and expense.

     On December 14, 2000, the Company consummated a private placement of 10,000,000 shares of its common stock to Mr. Ian Rice, a previously unaffiliated accredited investor. Mr. Rice paid Registrant $10,000 in consideration for the issuance. After giving effect to the transaction, Mr. Rice became the beneficial owner of approximately 88% of the Company's total issued and outstanding common stock and he now has the ability to exercise absolute control over the Company's affairs. In connection with the transaction, Mr. Rice was elected to the Company's Board of Directors until his successor is elected and qualified. On January 16, 2001, the Company's then other director, Mr. Dan Starczewski, resigned and Mr. Rice became the sole director of the Company as well as its President and Chief Operating Officer.

     The Company's principal executive offices are located at 7025 E 1st Ave., Suite 5, Scottsdale, AZ 85251

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

Sources of Business Opportunities

     Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may be unable to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger or is willing to accept payment for their services in the form of shares of the Company's common stock or stock options or warrants to acquire shares of the Company's common stock. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultant for the Company.

         If the Company elects to engage an independent consultant, it will look only to a consultant that has experience in working with small companies in search of an appropriate business opportunity. Also the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations.

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

Form of Potential Acquisition or Merger

     Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership , stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

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

     Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation tot he consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development state company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

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

     Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company' s management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contract or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

     It is presently anticipated by management that prior to consuming a possible acquisition or merger, the Company, if require by relevant state law and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholder having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholder would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire ore merge is ratified by written consent or by holding a shareholders' meeting, the Company will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

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

Facilities

     The Company is using as its principal place of business the personal office of its sole director and President located in Scottsdale, Arizona. The Company has no written agreement and pays no rent for the use of this facility. At such time as the Company acquires or merges with an operating business, it is anticipated that the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type office and other facilities that will be required is unknown.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity.

ITEM 2.        DESCRIPTION OF PROPERTY

     The Company information required by this Item 2, Description of Property, is set forth in Item 1, Description of Business, of this Form 10- KSB.

ITEM 3.        LEGAL PROCEEDINGS

     There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of registrant's securities holders in the fourth quarter of the fiscal year covered by this report.

                                      PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since mid-1999, the Company's shares of common stock have been traded on the OTC Bulletin Board under the symbol "JGUR". The market has been and is inactive and the shares were quoted at $.00 bid and $.00 asked as of March 15, 2001.

     As of December 31, 2000, the Company was authorized to issue 20,000,000 shares of common stock. In February 2001, the Company's certificate of incorporation was amended to provide for the issuance of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10- KSB.

     The Company is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. It is anticipated that the Company will require only nominal capital to maintain the viability of the Company and necessary funds will most likely be provided by the Company's sole director or officers in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is a substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the company related to its business and operations following a successful merger or acquisition.

Plan of Operation

     During the next 12 months, the company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the Company's sole director and officers to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be effected. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the Company pursuant to the Company's recently adopted 2001 Employee Stock Compensation Plan. Further, the Company's sole director will defer any compensation until such time as an acquisition or merger can be effected and will strive to have the business opportunity provide his remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. If the company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of its securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or are willing to accept options, warrants or shares of the Company's common stock as payment. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next 12 months.

Net Operating Loss

     The Company has accumulated approximately $25,000 of net operating loss carry forwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry-forwards begin expiring in the year 2004. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because there is a 50% or greater chance that the carry forward will not be used. Accordingly, the potential tax benefit of the loss carry forward is offset by a valuation allowance for the same amount.

ITEM 7.        FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the Company's accountants subsequent to the Company becoming subject to Section 13 of the Exchange Act on August 17, 1999. Prior thereto, the Company changed its accountants in March 1999. The change was for reasons unrelated to the categories set forth in Item 304 of Regulation S-B.

                                    PART III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows.

Name              Age           Position

Ian Rice          61            President, Chief Executive Officer and Director

     Mr. Rice has been a director of the Company since December 2000 and the President and Chief Executive of the Company since January 2001. Since June 1997, Mr. Rice has been Chairman, Chief Executive Officer and a director of Ikon Ventures, Inc., a "blank check" company whose shares are traded on the OTC Bulletin Board. From June 1999 to December 1999, Mr. Rice was President and a director, and from September 1999 to December 2000, Chairman, of Wall Street Strategies Corporation, a provider of financial services whose shares are traded on the OTC Bulletin Board. From January 1994 until October 1996, Mr. Rice was Chairman and a director of Asia Media Communications, Ltd. (n/k/a My Web Inc.com), then a holding company based in Switzerland whose shares are traded on the OTC Bulletin Board. From November 1985, until the present, Mr. Rice has been employed as a consultant to Sigma Limited S.A., a private investment firm based in Switzerland. Mr. Rice devotes such portion of his business time to the Company on an 'as needed' basis. It is anticipated that Mr. Rice will, on average, devote no more than 10 hours per week to the Company's affairs.

Potential Conflicts of Interest

     The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

     The Company's sole director, President, Chief Executive Office and controlling shareholder, Ian Rice, is the Chairman, Chief Executive Officer, director and a minority shareholder of Ikon Ventures, Inc. ("Ikon"), a "blank check" company with a similar plan of operation to that of the Company and whose shares are traded on the OTC Bulletin Board. Mr. Rice may in the future become an officer, director and shareholder of other similar "blank check" companies. The interests of Ikon and any other such companies may from time to time be inconsistent in some respects with the interests of the Company because they may be competing directly or indirectly for the acquisition of a business opportunity candidate. There may be factors that make the Company or one or more of such other companies more or less attractive to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, articles of incorporation or by-law provisions, etc. However, any such conflicts would not be expected to be resolved through arm's-length negotiation, but rather in the discretion of management.

     Certain conflicts of interest may also arise between the Company and its officers and directors due to the fact that each has other employment and business interests to which he devotes his primary attention. The Company has not established policies or procedures for the resolution of conflicts of interest between the Company and its management.

         There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors of the Company are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the company. Failure by them to conduct the Company's business in its best interests may result in liability to them.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2000, the Company believes that all reporting requirements applicable to its executive officers, directors and more than 10% stockholders were complied with for the fiscal year ended December 31, 2000.

ITEM 10.       EXECUTIVE COMPENSATION

Cash And Other Compensation

     During the three preceding fiscal years, the Company has not paid any cash or cash equivalent compensation to any named executive officer or director of the Company. No cash or cash equivalent compensation has been paid or is anticipated to be paid by the Company prior to the acquisition of a business opportunity. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

Compensation Pursuant to Plans

     No director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express, or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company, although the Company anticipates that it may compensate its officers or directors for services to the Company with options or warrants to purchase stock, in lieu of cash.

     In January 2001, the board of directors adopted and the shareholders approved a stock compensation plan. The Company has no long-term incentive plan, as that term is defined in the rules and regulations of the Securities and Exchange Commission.

2001 Stock Compensation Plan

     The Company has adopted the 2001 Employee Stock Compensation Plan (the "Plan"). The purpose of the Plan is further the growth and advance the best interests of the Company, by supporting and increasing the Company's ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company. This Plan provides for stock compensation through the award of shares of the Company's common stock.

         A compensation committee of the Board of Directors (the "Committee"), or, in the absence of such committee, the Board of Directors, will be responsible for the administration of this Plan. The Committee will have sole power to award Common Shares under the Plan. The determination of those eligible to receive an award of Plan Shares shall rest in the sole discretion of the Committee, subject to the provisions of the Plan. Awards of shares under the Plan may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee.

     The maximum number of shares which may be awarded under the Plan is 5,000,000. However, no award may be issued that would bring the total of all outstanding awards under the Plan to more than 20% of the total number of shares of the Company's common stock at the time outstanding.

     Awards may generally be granted to (i) executive officers, officers and directors (including advisory and other special directors) of the Company;
(ii) full-time and part-time employees of the Company; (iii) natural persons engaged by the Company as a consultant, advisor or agent; and (iv) a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by the Company.

     Generally, the Committee has complete discretion to determine when and to which employees shares are to be granted, and the number of shares to be awarded to each employee. Grants to employees may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered may not be sold at less than the fair value of the common stock on the date of grant.

         The Plan will terminate on the tenth anniversary of its effective date, unless terminated earlier by the Board of Directors or unless extended by the
Board of Directors, after which time no incentive award grants may be authorized under the Plan.

ITEM 11.       SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 11,310,000 shares of issued and outstanding common stock, including options to acquire stock of the Company as of the date hereof and information as to the ownership of the Company's common stock by each of its directors and executive officers and by the directors and executive officers as a group. All shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                               Number               Percent
Name and Address of Beneficial Owner      of Shares Owned            Owned

Ian Rice                                    10,000,000                88.0%
PO Box 1525
Scottsdale, AZ 85252

All directors and officers                  10,000,000                88.0%
a group (1 person)

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as disclosed elsewhere in this report, during the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K


Exhibit Number                     Description of Exhibit*
3.1(1)                             Articles of Incorporation
3.1(2)                             Certificate of Amendment to Articles of
                                   Incorporation**
3.2                                Registrant's By-laws
10.1                               2001 Employee Stock Compensation Plan**
___________________

         * Except as indicated otherwise, all exhibits are incorporated by reference to Registrant's Registration Statement on Form 10-SB.

         **      Incorporated by reference to Registrant's Definitive Proxy
Statement filed with the Securities and Exchange Commission on February 1,
2001.

         b)      Reports on Form 8-K

     On December 22, 2000, Registrant filed a Current Report on Form 8-K reporting an event under "Item 1. Changes in Control of Registrant."


                                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     JAGUAR INVESTMENTS, INC.


Date: March 22, 2001                                 By: /s/Ian Rice
                                                     ---------------------------
                                                         Ian Rice

                            JAGUAR INVESTMENTS, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               December 31, 2000


C O N T E N T S



Independent Auditors' Report                          F-3

Balance Sheet                                         F-4

Statements of Operations                              F-5

Statements of Stockholders' Equity (Deficit)          F-6

Statements of Cash Flows                              F-7

Notes to the Financial Statements                     F-8


INDEPENDENT AUDITORS' REPORT


Jaguar Investments, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Jaguar Investments, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on October 28, 1987 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Jaguar Investments, Inc. ( a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on October 28, 1987 through December 31, 2000 in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
March 12, 2001

                            JAGUAR INVESTMENTS, INC.
                         (A Development Stage Company)
                                 Balance Sheet


                               ASSETS

                                                          December 31,
                                                              2000
                                                          ------------
CURRENT ASSETS

        Cash                                                 $       -
                                                          ------------
                Total Current Assets                                 -

                TOTAL ASSETS                                 $       -
                                                          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

        Accounts payable                                   $       900
                                                          ------------
                Total Current Liabilities                          900
                                                          ------------
                TOTAL LIABILITIES                                  900
                                                          ------------
STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock: 20,000,000 shares authorized
         of $0.001 par value, 11,310,000 shares issued
         and outstanding                                        11,310
        Additional paid-in capital                              13,537
        Deficit accumulated during the development stage       (25,747)
                                                          ------------
                Total Stockholders Equity (Deficit)              (900)
                                                          ------------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY (DEFICIT)                          $         -
                                                          ------------

   The accompanying notes are an integral part of these financial statements

                            JAGUAR INVESTMENTS, INC.
                         (A Development Stage Company)
                            Statements of Operations



                                                                                From
                                                                           Inception on
                                                                            October 28,
                                                For the Years Ended        1987 Through
                                                    December 31,            December 31,
                                                 2000           1999           2000
                                             ------------   ----------     ---------
REVENUES                                       $       -    $       -      $       -

EXPENSES                                          12,348       11,769         25,747
                                               ---------   ----------      ---------
NET LOSS                                       $ (12,348)   $ (11,769)     $(25,747)
                                               ----------  ----------      ---------
BASIC AND FULLY DILUTED LOSS
 PER SHARE OF COMMON STOCK                     $   (0.01)   $   (0.01)
                                               =========   ==========

   The accompanying notes are an integral part of these financial statements
                                      F-5

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional      During the
                                             Common Stock        Paid-In       Development
                                         Shares       Amount     Capital          Stage
                                       ---------     --------   ---------      -----------
At inception on October 28, 1987           -        $    -       $    -         $   -

Common stock issued for cash,
 July 29, 1988, $0.003 per share       300,000         300          600             -

Common stock issued for cash,
 February 10, 1989, $0.003 per share   420,000         420          840             -

Common stock issued to Directors
 for services, July 27, 1990, $0.003
 per share                               2,000           2            4             -

Common stock issued for cash,

 March 15, 1991, $0.003 per share      350,000         350          700             -

Common stock issued to Directors
 for services, July 26, 1991, $0.003
 per share                               2,500           2            5             -

Common stock issued for cash,
 May 8, 1992, $0.003 per share         230,000         230          460             -

Common stock issued for services,
 July 17, 1992, $0.003 per share         3,500           4            7             -

Common stock issued to Directors
 for services, July 16, 1993, $0.003
 per share                               2,000           2            4             -

Net loss for the cumulative period
 October 28, 1987 through December
 31, 1996                                   -            -            -        (1,180)
                                     ---------   ---------   ----------   -----------
Balance, December 31, 1996           1,310,000       1,310        2,620        (1,180)

Net loss for the year ended
 December 31, 1997                          -            -            -           (85)
                                     ---------   ---------   ----------   -----------
Balance, December 31, 1997           1,310,000   $   1,310   $    2,620   $    (1,265)
                                     ---------   ---------   ----------   -----------
Common stock issued for services,
 October 23, 1998, $0.003 per share     80,000          80          160             -

Net loss for the year ended
 December 31, 1998                          -            -            -          (365)
                                     ---------   ---------   ----------   -----------
Balance, December 31, 1998           1,390,000       1,390        2,780        (1,630)

Contributed capital                         -            -        8,477             -

Cancellation of shares                 (80,000)        (80)          80             -

Net loss for the year ended
  December 31, 1999                         -            -            -       (11,769)
                                     ---------   ---------   ----------   -----------
Balance, December 31, 1999           1,310,000       1,310       11,337       (13,399)

Common stock issued for cash,
 December 14, 2000, $0.001 per
 share                              10,000,000      10,000            -             -

Contributed capital                         -            -        2,200             -

Net loss for the year ended
 December 31, 2000                          -            -            -       (12,348)
                                    ----------   ---------   ----------   -----------
Balance, December 31, 2000          11,310,000   $  11,310   $   13,537   $   (25,747)

                                    ----------   ---------   ----------   -----------

   The accompanying notes are an integral part of these financial statements

                              JAGUAR INVESTMENTS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                         From
                                                                                     Inception on
                                                                                      October 28,
                                                              For the Years Ended    1987 Through
                                                                 December31,         December 31,
                                                              2000        1999          2000
                                                         ----------    ---------      ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

        Net loss                                              $(12,348)     $(11,769)  $  (25,747)
        Adjustments to reconcile net loss to
         net cash used by operating activities:
                Stock issued for services                            -             -          270
        Changes in operating assets and liabilities:
                Increase (decrease) in accounts payable            100           800          900
                                                            ----------    ----------    ---------
                Net Cash Used by Operating Activities          (12,248)     (10,9690)     (24,577)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                          -             -            -
                                                            ----------    ----------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES

        Contribution of capital by shareholder                   2,200         8,477       10,677
        Issuance of common stock for cash                       10,000
   -       13,900
                                                            ----------    ----------    ---------
                Net Cash Provided by Financing Activities       12,200         8,477       24,577

                                                            ----------    ----------    ---------

NET INCREASE (DECREASE) IN CASH                                    (48)       (2,492)           -

CASH AT BEGINNING OF PERIOD                                         48         2,540            -
                                                            ----------    ----------    ---------
CASH AT END OF PERIOD                                        $       -    $       48    $       -
                                                            ==========    ==========    =========
CASH PAID FOR:

        Interest                                             $       -    $        -    $       -
        Income taxes                                         $       -    $        -    $       -

NON-CASH FINANCING ACTIVITIES

        Common stock issued for services                     $       -    $        -    $     270

    The accompanying notes are an integral part of these financial statements
                                       F-7

                            JAGUAR INVESTMENTS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2000


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

     c. Basic Loss Per Share

                                                    For the Year Ended
                                                    December 31, 2000
                                                Loss         Shares    Per Share
                                             (Numerator) (Denominator)  Amount
                                            ------------------------------------
                                            $    (12,348)    1,774,481 $  (0.01)
                                              ===========   ==========  ========

                                                    For the Year Ended
                                                    December 31, 1999
                                                Loss         Shares    Per Share
                                             (Numerator) (Denominator)  Amount
                                            ------------------------------------
                                            $    (11,769)    1,310,000 $  (0.01)
                                              ===========  ===========  ========

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

     d. Provision for Taxes

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $25,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                               For the Years Ended
                                                   December 31,
                                                 2000        1999
                                            --------------------------
     Income tax benefit at statutory rate    $     4,692  $     4,472
     Change in valuation allowance                (4,692)      (4,472)
                                              -----------  -----------
                                             $         -  $         -
                                              ===========  ===========

     Deferred tax assets (liabilities) are comprised of the following:

                                               For the Years Ended
                                                   December 31,
                                                 2000        1999
                                            --------------------------
     Income tax benefit at statutory rate    $     9,784  $     5,092
     Change in valuation allowance                (9,784)      (5,092)
                                            --------------------------
                                             $         -  $         -
                                              ===========  ===========

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

NOTE 2 -       GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to raise additional capital and seek business opportunities that will generate a profit. Until that time, shareholders of the Company have committed to meeting its minimal operating needs.

NOTE 3 -       RELATED PARTY TRANSACTIONS

     Contributed Capital

     A prior officer and shareholder contributed $2,200 and $8,477 as cash to the Company to pay its operating expenses in 2000 and 1999, respectively.

     Canceled Shares

     Officers of the Company returned 80,000 shares of its common stock for cancellation in 1999.

NOTE 4 -       SUBSEQUENT EVENTS

     In January 2001, the Board of Directors adopted and the shareholders approved a 2001 Employee Stock Compensation Plan. The maximum number of shares which may be awarded under the Plan is 5,000,000.

     In February 2001, the Company's articles were amended to increase authorized shares of common stock from 20,000,000 to 100,000,000 and provide for the issuance of 1,000,000 shares of preferred stock.cash to the Company to pay its operating expenses in 2000 and 1999, respectively.