Form 10QSB
period 2001-03-31
JAGUAR INVESTMENTS INC
filed 2001-05-15
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       Or

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER: 0-25753

                            JAGUAR INVESTMENTS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


                    NEVADA                              87-0449667
         (State or Other Jurisdiction                  (IRS Employer
       of Incorporation or Organization)            Identification No.)

               7025 E. First Avenue, Suite 5, Scottsdale, AZ 85251
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number. Including Area Code (480) 945-2232

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x   No
                                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 5, 2001 the registrant had ______________ shares of Common Stock outstanding.

                            JAGUAR INVESTMENTS, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2001


                                   Index                                   Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Balance Sheets at March 31, 2001 and December 31, 2000            3
                  (unaudited for March 31, 2001 period)

           Statements of Operations for the three month periods
                  ended March 31, 2001 and March 31, 2000 (unaudited)        4

           Statements of Stockholders' Equity (Deficit) from inception
                  to March 31, 2001 (unaudited)                              5

           Statements of Cash Flows for the three month periods
                  ended March 31, 2001 and March 31, 2000 (unaudited)        7

           Notes to Unaudited Financial Statements                           8

Item 2     Management's Discussion and Analysis or Plan of Operation        10

PART II

Item 1     Legal Proceedings                                                11
Item 2     Changes in Securities                                            11
Item 3     Defaults Upon Senior Securities                                  11
Item 4     Submission of Matters to a Vote of Security Holders              11
Item 5     Other Information                                                12
Item 6     Exhibits and Reports on Form 8 - K                               12

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                                                        March 31,       December 31,
                                                                                          2000              2000
                                                                                          ----              ----
                                                                                      (Unaudited)
CURRENT ASSETS

     Cash                                                                             $        -        $          -
                                                                                      ------------      ------------
     Total Current Assets                                                             $        -        $          -
                                                                                      ------------      ------------
TOTAL ASSETS                                                                          $        -        $          -
                                                                                      ============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                                                                 $      2,912      $        900
                                                                                      ------------      ------------
     Total Current Liabilities                                                        $      2,912      $        900
                                                                                      ------------      ------------
     TOTAL LIABILITIES                                                                $      2,912      $        900
                                                                                      ============      ============


STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 1,000,000 shares authorized,                                                 -                 -
          no shares issued or outstanding
   Common stock: 100,000,000 shares authorized
    of $0.001 par value, 11,310,000 shares issued
    and outstanding                                                                         11,310            11,310
   Additional paid-in capital                                                               13,537            13,537
   Deficit accumulated during the development stage                                        (27,759)          (25,747)
                                                                                      ------------      ------------

       Total Stockholders Equity (Deficit)                                                 (2,912)              (900)
                                                                                      ------------      ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                                             $          -      $          -
                                                                                      ============      ============


The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                           For the Three Months     From Inception on October
                                              Ended March 31,       28, 1987 Through March 31,
                          -------------     -----------------      ---------------------------
                              2001               2000                          2001
                          -------------     -----------------      ---------------------------

REVENUES                  $       -         $            -         $                 -

EXPENSES                      2,012                      -                        27,759
                              2,012
                          -------------     -----------------      ---------------------------

NET LOSS                  $  (2,012)        $            -         $             (27,759)
                          =============     =================      ===========================

BASIC LOSS PER SHARE OF
COMMON STOCK

                          $   (0.00)        $        (0.00)
                          =============     =================




The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                       Accumulated
                                                               Common Stock            Additional      During the
                                                          ----------------------        Paid In        Development
                                                           Shares        Amount         Capital          Stage
                                                          ----------    --------       -----------     -----------
       At inception on October 28, 1987                           -     $     -        $        -      $        -

       Common stock issued for cash,                         300,000         300               600              -
        July 29, 1988, $0.003 per share

       Common stock issued for cash,                         420,000         420               840              -
        February 10, 1989, $0.003 per share

       Common stock issued to Directors                        2,000           2                 4              -
        for services, July 27, 1990, $0.003
        per share

       Common stock issued for cash,
        March 15, 1991, $0.003 per share                     350,000         350               700              -

       Common stock issued to Directors
        for services, July 26, 1991, $0.003
        per share                                              2,500           2                 5              -

       Common stock issued for cash,
        May 8, 1992, $0.003 per share                        230,000         230               460              -

       Common stock issued for services,
        July 17, 1992, $0.003 per share                        3,500           4                 7              -

       Common stock issued to Directors
        for services, July 16, 1993, $0.003
        per share                                              2,000           2                 4              -

       Net loss for the cumulative period
        October 28, 1987 through
        December 31, 1996                                         -           -                 -           (1,180)
                                                          ----------    --------       -----------     -----------

       Balance, December 31, 1996                          1,310,000       1,310             2,620          (1,180)
       Net loss for the year ended
        December 31, 1997                                         -           -                 -              (85)
                                                          ----------    --------       -----------     -----------

       Balance, December 31, 1997                          1,310,000    $  1,310       $     2,620     $    (1,265)
                                                          ----------    --------       -----------     -----------



The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                   (Continued)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                          Common Stock                Additional            During the
                                                --------------------------------        Paid-In           Development
                                                   Shares             Amount            Capital              Stage
                                                ------------        ------------     ------------        -------------
     Balance, December 31, 1997                   1,310,000         $     1,310      $     2,620         $      (1,265)

     Common stock issued for services,
     October 23, 1998, $0.003 per share              80,000                  80              160                    -

     Net loss for the year ended
      December 31, 1998                                  -                  -                 -                   (365)
                                                ------------        ------------     ------------        -------------

     Balance, December 31, 1998                   1,390,000               1,390            2,780                (1,630)

     Contributed capital                                 -                  -              8,477                   -

     Cancellation of shares                         (80,000)                (80)              80                   -

     Net loss for the year ended
       December 31, 1999                                 -                  -                 -                (11,769)
                                                ------------        ------------     ------------        -------------

     Balance, December 31, 1999                   1,310,000               1,310           11,337               (13,399)

     Common stock issued for cash,
      December 14, 2000, $0.001 per  share       10,000,000              10,000               -                     -

     Contributed capital                                 -                   -             2,200                    -

     Net loss for the year ended
      December 31, 2000                                  -                   -                -                (12,348)
                                                ------------        ------------     ------------        -------------

     Balance, December 31, 2000                  11,310,000              11,310           13,537              (25,747)

     Net loss for the three months ended
     March 31, 2001 (unaudited)                          -                  -                 -                 (2,012)
                                                ------------        ------------     ------------        -------------

     Balance, March 31, 2001 (unaudited)         11,310,000         $    11,310      $    13,537         $     (27,759)
                                                ============        ============     ============        =============




The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                                            From
                                                                    For the Three Months Ended           Inception on
                                                                             March 31,                    October 28,
                                                                 --------------------------------        1987 Through
                                                                                                          March 31,
                                                                      2001               2000                2001
                                                                 -------------      -------------        ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

     Net loss                                                    $      (2,012)     $           -        $    (27,759)

   Adjustments to reconcile net loss to net cash
     used by operating activities:
          Stock issued for services                                          -                  -                 270

   Changes in operating assets and liabilities:
         Increase (decrease) in accounts payable                         2,012                  -               2,912
                                                                 -------------      -------------        ------------

         Net Cash Used by Operating Activities                               -                  -             (24,577)
                                                                 -------------      -------------        ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                                  -                  -                   -
                                                                 -------------      -------------        ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

     Contribution of capital by shareholder                                  -                  -              10,677
     Issuance of common stock for cash                                       -                  -              13,900
                                                                 -------------      -------------        ------------

          Net Cash Provided by Financing Activities                          -                  -              24,577
                                                                 -------------      -------------        ------------

NET INCREASE (DECREASE) IN CASH                                              -                  -                   -

CASH AT BEGINNING OF PERIOD                                                  -                 48                   -
                                                                 -------------      -------------        ------------

CASH AT END OF PERIOD                                                        -                 48                   -
                                                                 =============      =============        ============

CASH PAID FOR:

     Interest                                                    $           -      $           -        $          -
     Income taxes                                                $           -      $           -        $          -

NON-CASH FINANCING ACTIVITIES

     Common stock issued for services                            $           -      $           -        $        270



The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 - ORGANIZATION AND HISTORY

          The Company was incorporated on October 28, 1987 under the laws of the State of Nevada. The Company currently has no operations and is considered a development stage company which is seeking a merger with or acquisition of an operating company.

     a.   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

     b.   Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

     c.   Basic Loss Per Share

                           For the Three Months Ended
                                 March 31, 2001
          --------------------------------------------------------------------
                     Loss               Shares               Per Share
                 (Numerator)        (Denominator)              Amount
                 -----------        -------------          -------------
                 $   (2,012)          11,310,000           $      (0.00)
                 ===========        =============          =============



                           For the Three Months Ended
                                 March 31, 2001
          --------------------------------------------------------------------
                     Loss               Shares               Per Share
                 (Numerator)        (Denominator)              Amount
                 -----------        -------------          -------------
                 $       -            11,310,000           $      (0.00)
                 ===========        =============          =============


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

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 - ORGANIZATION AND HISTORY (Continued)

     f.   Revenue Recognition

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     g.   Unaudited Financial Statements

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation

     The Company has been inactive since its inception. Accordingly, management believes that comparison between the results of operations for the current period and prior periods would not be meaningful.

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

Liquidity And Capital Resources

     As of March 31, 2001 and May 14, 2001, the Company had no liquid assets. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses if it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

     The Company does not anticipate that funding will be necessary in order to complete a proposed business combination, except possibly for fees and costs of the Company's professional advisers. Accordingly, there are no plans to raise capital to finance any business combination, nor does management believe that any combination candidate will expect cash from the Company. The Company hopes to require the candidate companies to deposit with the Company an advance that the Company can use to defray professional fees and costs and travel, lodging and other due diligence costs of management. Otherwise, management would have to advance such costs out of their own pockets, and there is no assurance that they will advance such costs.

     Other routine expenses, such as making required filings with the SEC and related expenses will inevitably be incurred. In order to pay these, the Company will be forced to borrow money or prevail upon existing shareholders to provide additional capital, whether as a loan or investment, to the Company. It is by no means certain that existing shareholders will want or be financially able to do so. There are no plans to sell additional securities of the Company to raise capital. The Company's failure for any reason to timely file reports required under the Securities Exchange Act of 1934, as amended, could subject it to fines and penalties and make it less desirable to a potential combination candidate. None of these sources of funds is assured and, if no funds can be raised, the Company may be effectively unable to pursue its business plan.

     The Company's shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed by the company acquired, prior to or simultaneously with the completion of a combination. The Company has no intention of borrowing money to pay any officer, director or shareholder of the Company or their affiliates.

Forward Looking Statements

     This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.

     When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.


                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None

         Item 2       Changes in Securities

                      None

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

         None

         Item 5       Other Information

                      None


         Item 6       Exhibits and Reports on Form 8-K
                      (a)    Exhibits
                             None

                      (b)    Reports on Form 8-K
                             None


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized



                                       JAGUAR INVESTMENTS, INC.



Date May 15, 2001                      By: /s/ Ian Rice
                                           -------------------------------------
                                           Ian Rice
                                           President and Chief Executive Officer