Form 10QSB
period 2001-06-30
JAGUAR INVESTMENTS INC
filed 2001-08-20
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 17, 2001 the registrant had 11,310,000 shares of Common Stock outstanding.

                            JAGUAR INVESTMENTS, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2001

                                      Index                                Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1   Balance Sheets at June 30, 2001 and December 31, 2000                 3
         (unaudited for June 30, 2001 period)

         Statements of Operations for the three months ended June 30,
         2001 and 2000, the six months ended June 30, 2001 and June 30,
         2000 and from inception through June 30, 2001 (unaudited)             4

         Statements of Stockholders' Equity (Deficit) from inception
         to June 30, 2001 (unaudited)                                          5

         Statements of Cash Flows for the six months ended June 30, 2001
         and 2000 and from inception through June 30, 2001 (unaudited)         7

         Notes to Unaudited Financial Statements                               8

Item 2   Management's Discussion and Analysis or Plan of Operation            11

PART II

Item 1   Legal Proceedings                                                    12
Item 2   Changes in Securities                                                12
Item 3   Defaults Upon Senior Securities                                      12
Item 4   Submission of Matters to a Vote of Security Holders                  12
Item 5   Other Information                                                    13
Item 6   Exhibits and Reports on Form 8 - K                                   13


         The accompanying notes are an integral part of these financial statements.


                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                            June 30,           December 31,
                                                                              2001                2000
                                                                          --------------      --------------
                                                                           (Unaudited)
CURRENT ASSETS

   Cash                                                                   $          -        $          -
                                                                          --------------      --------------
     Total Current Assets                                                            -                   -
                                                                          --------------      --------------
     TOTAL ASSETS                                                         $          -        $          -
                                                                          ==============      ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                       $       26,649      $          900
                                                                          --------------      --------------
     Total Current Liabilities                                                    26,649                 900
                                                                          --------------      --------------
     TOTAL LIABILITIES                                                            26,649                 900
                                                                          --------------      --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 1,000,000 shares authorized,
    no shares issued or outstanding                                                  -                   -
   Common stock: 100,000,000 shares authorized
    of $0.001 par value, 11,310,000 shares issued
    and outstanding                                                               11,310              11,310
   Additional paid-in capital                                                     15,647              13,537
   Deficit accumulated during the development stage                              (53,606)            (25,747)
                                                                          --------------      --------------
     Total Stockholders Equity (Deficit)                                         (26,649)               (900)
                                                                          --------------      --------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                    $          -        $          -
                                                                          ==============      ==============


   The accompanying notes are an integral part of these financial statements.



                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                   From
                                             For the                     For the               Inception on
                                         Three Months Ended           Six Months Ended          October 28,
                                            June 30,                     June 30,              1987 Through
                                  ---------------------------   ---------------------------      June 30,
                                      2001            2000          2001         2000              2001
                                  ------------   ------------   ------------   ------------   ------------
REVENUES                          $        -     $        -     $        -     $        -     $        -

EXPENSES                                25,847            -           27,859            -           53,606
                                  ------------   ------------   ------------   ------------   ------------

NET LOSS                          $    (25,847)  $        -     $    (27,859)  $        -     $    (53,606)
                                  ============   ============   ============   ============   ============

BASIC NET LOSS PER SHARE          $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                  ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.



                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                                                                                               Deficit
                                                                                                           Accumulated
                                                      Common Stock                      Additional          During the
                                            ----------------------------------             Paid-In         Development
                                                Shares               Amount                Capital              -Stage
                                            --------------      --------------      --------------      --------------
At inception on October 28, 1987                       -        $          -        $          -        $          -

Common stock issued for cash,
 July 29, 1988, $0.003 per share                   300,000                 300                 600                 -

Common stock issued for cash,
 February 10, 1989, $0.003 per share               420,000                 420                 840                 -

Common stock issued to Directors
 for services, July 27, 1990, $0.003
 per share                                           2,000                   2                   4                 -

Common stock issued for cash,
 March 15, 1991, $0.003 per share                  350,000                 350                 700                 -

Common stock issued to Directors
 for services, July 26, 1991, $0.003
 per share                                           2,500                   2                   5                 -

Common stock issued for cash,
 May 8, 1992, $0.003 per share                     230,000                 230                 460                 -

Common stock issued for services,
 July 17, 1992, $0.003 per share                     3,500                   4                   7                 -

Common stock issued to Directors
 for services, July 16, 1993, $0.003
 per share                                           2,000                   2                   4                 -

Net loss for the cumulative period
 October 28, 1987 through December
 31, 1996                                              -                   -                   -                (1,180)
                                            --------------      --------------      --------------      --------------

Balance, December 31, 1996                       1,310,000               1,310               2,620              (1,180)

Net loss for the year ended
 December 31, 1997                                     -                   -                   -                   (85)
                                            --------------      --------------      --------------      --------------

Balance, December 31, 1997                       1,310,000      $        1,310      $        2,620      $       (1,265)
                                            --------------      --------------      --------------      --------------


   The accompanying notes are an integral part of these financial statements.



                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                               Deficit
                                                                                                           Accumulated
                                                      Common Stock                      Additional          During the
                                            ----------------------------------             Paid-In         Development
                                                Shares               Amount                Capital               Stage
                                            --------------      --------------      --------------      --------------
Balance, December 31, 1997                       1,310,000      $        1,310      $        2,620      $       (1,265)

Common stock issued for services,
 October 23, 1998, $0.003 per share                 80,000                  80                 160                 -

Net loss for the year ended
 December 31, 1998                                     -                   -                   -                  (365)
                                            --------------      --------------      --------------      --------------

Balance, December 31, 1998                       1,390,000               1,390               2,780              (1,630)

Contributed capital                                    -                   -                 8,477                 -

Cancellation of shares                             (80,000)                (80)                 80                 -

Net loss for the year ended
  December 31, 1999                                    -                   -                   -               (11,769)
                                            --------------      --------------      --------------      --------------

Balance, December 31, 1999                       1,310,000               1,310              11,337             (13,399)

Common stock issued for cash,
 December 14, 2000, $0.001 per
 share                                          10,000,000              10,000                 -                   -

Contributed capital                                    -                   -                 2,200                 -

Net loss for the year ended
 December 31, 2000                                     -                   -                   -               (12,348)
                                            --------------      --------------      --------------      --------------

Balance, December 31, 2000                      11,310,000              11,310              13,537             (25,747)

Contributed capital (unaudited)                        -                   -                 2,110                 -

Net loss for the six months ended
 June 30, 2001 (unaudited)                             -                   -                   -               (27,859)
                                            --------------      --------------      --------------      --------------

Balance, June 30, 2001 (unaudited)              11,310,000      $       11,310      $       15,647      $      (53,606)
                                            ==============      ==============      ==============      ==============

   The accompanying notes are an integral part of these financial statements.


                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                        From
                                                                                                Inception on
                                                          For the Six Months Ended               October 28,
                                                                   June 30,                     1987 Through
                                                      ----------------------------------            June 30,
                                                            2001                2000                    2001
                                                      --------------      --------------      --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                           $      (27,859)     $          -        $      (53,606)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock issued for services                                   -                   -                   270
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                  25,749                 -                26,649
                                                      --------------      --------------      --------------

     Net Cash Used by Operating Activities                    (2,110)                -               (26,687)
                                                      --------------      --------------      --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                      -                   -                   -
                                                      --------------      --------------      --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

   Contribution of capital by shareholder                      2,110                 -                12,787
   Issuance of common stock for cash                             -                   -                13,900
                                                      --------------      --------------      --------------

     Net Cash Provided by Financing Activities                 2,110                 -                26,687
                                                      --------------      --------------      --------------

NET INCREASE (DECREASE) IN CASH                                  -                   -                   -

CASH AT BEGINNING OF PERIOD                                      -                    48                 -
                                                      --------------      --------------      --------------

CASH AT END OF PERIOD                                 $          -        $           48      $          -
                                                      ==============      ==============      ==============

CASH PAID FOR:

   Interest                                           $          -        $          -        $          -
   Income taxes                                       $          -        $          -        $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                   $          -        $          -        $          270


   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 - ORGANIZATION AND HISTORY

         The Company was incorporated on October 28, 1987 under the laws of the State of Nevada. The Company currently has no operations and is considered a development stage company which is seeking a merger or acquisition by an operating company.

         Shareholders contributed $2,110 to the Company during the six months ended June 30, 2001 to pay for operating expenses.

         a. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

         b. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         c. Basic Loss Per Share

                                   For the Six Months Ended
                                          June 30, 2001
              ------------------------------------------------------------
                   Loss                 Shares             Per Share
                  (Numerator)          (Denominator)       Amount
                  -----------          -------------       ---------

              $         (27,859)          11,310,000     $           (0.00)
              =================     ================     =================


                                   For the Six Months Ended
                                          June 30, 2000
              ------------------------------------------------------------
                   Loss                 Shares             Per Share
                  (Numerator)          (Denominator)       Amount
                  -----------          -------------       ---------

              $           (0.00)          11,310,000     $           (0.00)
              =================     ================     =================

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      June 30, 2001 and December 31, 2000


NOTE 1 - ORGANIZATION AND HISTORY (Continued)

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

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 3 - RELATED PARTY TRANSACTIONS

         Contributed Capital
         -------------------

         A prior officer and shareholder contributed $2,200 and $8,477 as cash to the Company to pay its operating expenses in 2000 and 1999, respectively.

         Canceled Shares
         ---------------

         Officers of the Company returned 80,000 shares of its common stock for cancellation in 1999.

NOTE 4 - LETTER OF INTENT

         On May 24, 2001, the Company entered into a non-binding letter of intent to acquire 100% of the outstanding shares of Premier Sports Media and Entertainment Group, Inc. in exchange for shares of the Company's common stock. The letter of intent, as extended, will expire on September 1, 2001.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In furtherance of the Company's Plan of Operation, on May 24, 2001, the Company entered into a non-binding Letter of Intent to acquire100% of the issued and outstanding shares of Premier Sports Media and Entertainment Group, Inc. "Premier") in exchange for shares of the company's common stock. Based in New York, Premier is a privately owned sports media and entertainment company that commenced operations in 2001. The Letter of Intent was due to expire on august 1, 2001, was extended until August 17, 2001 and has been extended again until September 1, 2001. There can be no assurance that a definitive agreement will be executed or, even if executed, that the conditions precedent to closing will be fulfilled, nor can there be any assurance that if the acquisition of Premier is not consummated, the Company will be able to identify any other suitable acquisition candidate, investment or opportunity, or consummate any other transaction in furtherance of its Plan of Operations.

Liquidity And Capital Resources

         As of June 30, 2001 and August 17, 2001, the Company had no liquid assets. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses if it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K
         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized



                                                JAGUAR INVESTMENTS, INC.



Date: August 17, 2001                       By: /s/ IAN RICE
                                                --------------------------------
                                                Ian Rice
                                                President and Chief Executive
                                                Officer