Form 10QSB
period 2001-09-30
JAGUAR INVESTMENTS INC
filed 2001-11-13
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period September 30, 2001

                                       Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER: 0-25753

                            JAGUAR INVESTMENTS, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


             NEVADA                                               87-0449667
---------------------------------                            -------------------
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

               7025 E. First Avenue, Suite 5, Scottsdale, AZ 85251
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 8, 2001, the registrant had 11,410,000 shares of Common Stock outstanding.

                            JAGUAR INVESTMENTS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001


                                      Index                                Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1   Balance Sheets at September 30, 2001 and December 31, 2000
         (unaudited for September 30, 2001 period) ......................    3

         Statements of Operations for the three months ended
         September 30, 2001 and 2000, the nine months ended
         September 30, 2001 and 2000 and from inception through
         September 30, 2001 (unaudited) .................................    4

         Statements of Stockholders' Equity (Deficit) from inception
         to September 30, 2001 (unaudited) ..............................    5

         Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000 and from inception through
         September 30, 2001 (unaudited) .................................    7

         Notes to Financial Statements ..................................    8

Item 2   Management's Discussion and Analysis or Plan of Operation ......    9

PART II

Item 1   Legal Proceedings ..............................................   11
Item 2   Changes in Securities ..........................................   11
Item 3   Defaults Upon Senior Securities ................................   11
Item 4   Submission of Matters to a Vote of Security Holders ............   11
Item 5   Other Information ..............................................   11
Item 6   Exhibits and Reports on Form 8 - K .............................   11

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                                September 30,   December 31,
                                                                    2001            2000
                                                                -------------   ------------
                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                           $     --        $     --
                                                                  --------        --------

      Total Current Assets                                              --              --
                                                                  --------        --------

      TOTAL ASSETS                                                $     --        $     --
                                                                  ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $ 25,562        $    900
                                                                  --------        --------

      Total Current Liabilities                                     25,562             900
                                                                  --------        --------

      TOTAL LIABILITIES                                             25,562             900
                                                                  --------        --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 1,000,000 shares authorized,
     no shares issued or outstanding                                    --              --
   Common stock: 100,000,000 shares authorized
     of $0.001 par value, 11,310,000 shares issued
     and outstanding                                                11,310          11,310
   Additional paid-in capital                                       17,645          13,537
   Deficit accumulated during the development stage                (54,517)        (25,747)
                                                                  --------        --------

      Total Stockholders Equity (Deficit)                          (25,562)           (900)
                                                                  --------        --------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                          $     --        $     --
                                                                  ========        ========

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                               From
                                      For the                        For the               Inception on
                                Three Months Ended              Nine Months Ended          October 28,
                                   September 30,                  September 30,            1987 Through
                           ----------------------------    ----------------------------    September 30
                               2001            2000            2001            2000            2001
                           ------------    ------------    ------------    ------------    ------------

REVENUES                   $         --    $         --    $         --    $         --    $         --

EXPENSES                            911           1,400          28,770           1,400          54,517
                           ------------    ------------    ------------    ------------    ------------

NET LOSS                   $       (911)   $     (1,400)   $    (28,770)   $     (1,400)   $    (54,517)
                           ============    ============    ============    ============    ============

BASIC NET LOSS PER SHARE   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                           ============    ============    ============    ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                11,310,000       1,310,000      11,310,000       1,310,000
                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                         Deficit
                                                                                       Accumulated
                                               Common Stock             Additional     During the
                                          --------------------------      Paid-In      Development
                                            Shares         Amount         Capital         Stage
                                          -----------    -----------    -----------    -----------

At inception on October 28, 1987                  --      $      --      $      --      $      --

Common stock issued for cash,
 July 29, 1988, $0.003 per share             300,000            300            600             --

Common stock issued for cash,
 February 10, 1989, $0.003 per share         420,000            420            840             --

Common stock issued to Directors
 for services, July 27, 1990, $0.003
 per share                                     2,000              2              4             --

Common stock issued for cash,
 March 15, 1991, $0.003 per share            350,000            350            700             --

Common stock issued to Directors
 for services, July 26, 1991, $0.003
 per share                                     2,500              2              5             --

Common stock issued for cash,
 May 8, 1992, $0.003 per share               230,000            230            460             --

Common stock issued for services,
 July 17, 1992, $0.003 per share               3,500              4              7             --

Common stock issued to Directors
 for services, July 16, 1993, $0.003
 per share                                     2,000              2              4             --

Net loss for the cumulative period
 October 28, 1987 through December
 31, 1996                                         --             --             --         (1,180)
                                           ---------      ---------      ---------      ---------

Balance, December 31, 1996                 1,310,000          1,310          2,620         (1,180)

Net loss for the year ended
 December 31, 1997                                --             --             --            (85)
                                           ---------      ---------      ---------      ---------

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                         Deficit
                                                                                       Accumulated
                                               Common Stock             Additional     During the
                                          --------------------------      Paid-In      Development
                                            Shares         Amount         Capital         Stage
                                          -----------    -----------    -----------    -----------

Balance, December 31, 1997                  1,310,000    $     1,310    $     2,620    $    (1,265)

Common stock issued for services,
 October 23, 1998, $0.003 per share            80,000             80            160             --

Net loss for the year ended
 December 31, 1998                                 --             --             --           (365)
                                          -----------    -----------    -----------    -----------

Balance, December 31, 1998                  1,390,000          1,390          2,780         (1,630)

Contributed capital                                --             --          8,477             --

Cancellation of shares                        (80,000)           (80)            80             --

Net loss for the year ended
  December 31, 1999                                --             --             --        (11,769)
                                          -----------    -----------    -----------    -----------

Balance, December 31, 1999                  1,310,000          1,310         11,337        (13,399)

Common stock issued for cash,
 December 14, 2000, $0.001 per
 share                                     10,000,000         10,000             --             --

Contributed capital                                --             --          2,200             --

Net loss for the year ended
 December 31, 2000                                 --             --             --        (12,348)
                                          -----------    -----------    -----------    -----------

Balance, December 31, 2000                 11,310,000         11,310         13,537        (25,747)

Contributed capital (unaudited)                    --             --          4,108             --

Net loss for the nine months ended
 September 30, 2001 (unaudited)                    --             --             --        (29,290)
                                          -----------    -----------    -----------    -----------

Balance, September 30, 2001 (unaudited)    11,310,000    $    11,310    $    17,645    $   (55,037)
                                          ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                         From
                                                                                     Inception on
                                                   For the Nine Months Ended          October 28
                                                         September 30,               1987 Through
                                                   -------------------------         September 30,
                                                     2001             2000               2001
                                                   --------         --------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $(29,290)        $ (1,400)          $(55,037)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Stock issued for services                         --               --                270
   Changes in operating assets and liabilities:
       Increase in accounts payable                  24,662               --             25,562
                                                   --------         --------           --------

       Net Cash Used by Operating Activities         (4,628)          (1,400)           (29,205)
                                                   --------         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                     --               --                 --
                                                   --------         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contribution of capital by shareholder             4,628            1,400             15,305
   Issuance of common stock for cash                     --               --             13,900
                                                   --------         --------           --------

       Net Cash Provided by Financing Activities      4,628            1,400             29,205
                                                   --------         --------           --------

NET INCREASE (DECREASE) IN CASH                          --               --                 --

CASH AT BEGINNING OF PERIOD                              --               48                 --
                                                   --------         --------           --------

CASH AT END OF PERIOD                              $     --         $     48           $     --
                                                   ========         ========           ========

CASH PAID FOR:

   Interest                                        $     --         $     --           $     --
   Income taxes                                    $     --         $     --           $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                $     --         $     --           $    270

   The accompanying notes are an integral part of these financial statements.

                            JAGUAR INVESTMENTS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to raise additional capital and seek business opportunities that will generate a profit. Until that time, shareholders of the Company have committed to meeting its minimal operating needs. In September 2001, the Company entered into an agreement to acquire an operating company. See Note 3.

NOTE 3 - AGREEMENT AND PLAN OF SHARE EXCHANGE

         Pursuant to an Agreement and Plan of Share Exchange, dated as of September 24, 2001, the Company has agreed to acquire all of the issued and outstanding capital stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier"), from the shareholders thereof in exchange for an aggregate of 1,000,000 shares of the Company's common stock. Premier is a privately owned sports and media company that commenced operations in 2001. The closing of the transaction is subject to various conditions and was scheduled to occur on or before September 9, 2001, but the parties have agreed to extend the closing date until November 16, 2001. No assurance can be given that the conditions precedent to the closing will be fulfilled or that the closing will be effected on or before such date, if at all.

NOTE 4 - SUBSEQUENT EVENT

         In October, 2001, the Company issued 100,000 shares of its common stock to various unaffiliated parties in settlement of a dispute regarding services rendered by such parties to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In furtherance of the Company's Plan of Operation, the Company has entered into an Agreement and Plan of Share Exchange, dated as of September 24, 2001, pursuant to which it has agreed to acquire 100% of the issued and outstanding shares of Premier Sports Media and Entertainment Group, Inc. ("Premier") in exchange for 1,000,000 shares of the Company's common stock. Based in New York, Premier is a privately owned sports media and entertainment company that commenced operations in 2001. The closing of the acquisition is subject to the fulfillment of various conditions and was scheduled to occur on or before November 9, 2001 but the parties have extended such date until November 16, 2001. There can be no assurance that the conditions precedent to closing will be fulfilled or that the closing will be effected on or before such date, if at all. If the acquisition of Premier is not consummated, there can be no assurance that the Company will be able to identify any other suitable acquisition candidate, investment or opportunity, or consummate any other transaction in furtherance of its Plan of Operations.

Liquidity And Capital Resources

         As of September 30, 2001 and November 8, 2001, the Company had no liquid assets. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses if it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

         Pursuant to an Agreement and Plan of Share Exchange, dated as of September 24, 2001, the Company has agreed to acquire all of the issued and outstanding capital stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier") from the shareholders thereof in exchange for an aggregate of 1,000,000 shares of the Company's common stock. Premier is a privately owned sports and media company that commenced operations in 2001. The closing of the transaction is subject to various conditions and was scheduled to occur on or before September 9, 2001, but the parties have agreed to extend the closing date until November 16, 2001. No assurance can be given that the conditions precedent to the closing will be fulfilled or that the closing will be effected on or before such date, if at all. The Company expects that all of its costs and expenses in connection with the Premier transaction will be borne by Premier, the shareholders thereof and/or management of the Company.

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

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K
         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              None


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       JAGUAR INVESTMENTS, INC.



Date November 12, 2001                 By: /s/ IAN RICE
                                           -------------------------------------
                                           Ian Rice
                                           President and Chief Executive Officer