Form 10KSB
period 2001-12-31
JAGUAR INVESTMENTS INC
filed 2002-05-20
CIK 1082733

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------

                                   FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File Number 0-25753
                          -----------------                             -------

                            JAGUAR INVESTMENTS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                                87-0449667
          ------                                                ----------
 (State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)

545 8th Avenue, Suite 401, New York, New York                      10018
---------------------------------------------                      -----
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (212) 841-0916
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                                    ----

Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                              ------------
                                                            (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.

         State issuer's revenue for its most recent fiscal year: $599,148.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act: $5,659,500 as of May 15, 2002.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Not applicable.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common stock equity, as of May 15, 2002: 14,210,000 shares of common stock, par value $.001 per share (the "Common Stock").

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None

================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I.........................................................................1

DESCRIPTION OF BUSINESS........................................................1
DESCRIPTION OF PROPERTIES ....................................................20
LEGAL PROCEEDINGS.............................................................20
SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............................20

PART II.......................................................................20

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........20
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.................................................................21
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................23
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................23

PART III......................................................................23

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT...........23
EXECUTIVE COMPENSATION........................................................25
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................26
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................27
EXHIBITS AND REPORTS ON FORM 8-K..............................................28

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

         Forward Looking Statements

         This Annual Report on Form 10-KSB (this "Report") as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

         History

         Jaguar Investments, Inc. ( "Jaguar or the "Company" ) was formed in Nevada on October 28, 1987. Since inception, Jaguar did not engage in any material business operations until it acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier"). The acquisition of all the issued and outstanding shares of Premier's common stock was completed on December 19, 2001 by a share exchange (the "Share Exchange") whereby Jaguar acquired 388,889 shares of Premier's common stock in exchange for 1,000,000 of Jaguar's common stock, all of which are restricted regarding transferability. The shares of Jaguar's common stock issued to the shareholders of Premier represented approximately 8% of the total issued and outstanding shares of Jaguar common stock immediately after the Share Exchange. As a result of the Share Exchange, Jaguar now carries on business through its wholly-owned subsidiary Premier, which maintains its business office at 545 8th Avenue, New York, New York, 10018.

         Description of Premier's Business

         Overview

         Premier was incorporated as Premier Sports Media Group, Inc., a New York corporation, in September 2000. In January 2001, it changed its name to Premier Sports Media and Entertainment Group, Inc.

         Premier is a sports, media and entertainment company. Its mission is to expand (through the acquisition of related and/or complimentary companies) to create a diverse, sports, media and entertainment company. Premier expects its core business interests to include television programming, motion picture production, memorabilia, publishing, boxing promotion, event production and marketing. Premier's goal is to develop a cohesive business structure that can produce, finance, promote and bring to market packaged products that meet the growing consumer demand for sports, media and entertainment productions. Premier is relying upon the increasing popularity of sports and entertainment to accomplish these goals.

         In furtherance of Premier's corporate mission, in 2001 Premier acquired Explosion Promotions, Inc. ("Explosion") and CNB Sports and Entertainment, Inc. ("CNBE") as wholly owned subsidiaries, and formed Premier Publishing Group, Inc. ("PPG"). Explosion is engaged in the businesses of boxing promotion and television production. CNBE is an entertainment finance and property management company. PPG intends to create and distribute magazines that focus on and are edited by legendary sports and entertainment personalities. Hereinafter, references to Jaguar or the "Company" shall include Premier, Explosion CNBE and PPG.

Explosion Promotions, Inc.

         History

         In April 2001, Premier acquired Explosion Promotions, Inc. ("Explosion") through a merger of Explosion with and into Premier's wholly owned subsidiary, Premier Boxing, Inc. ("PBI"). Upon completion of the merger, PBI changed its name to Explosion. As consideration for the merger, Premier issued an aggregate of 250,000 shares of its common stock to the shareholders of Explosion, and a promissory note in the principal amount of One Million Eight Hundred Seventy-Eight Thousand One Hundred Eighty Five Dollars and Sixty Nine Cents ($1,878,185.69) to The D.A.R. Group, Inc., a creditor of Explosion. The promissory note by its terms was due and payable on or before March 31, 2002 and is now past due. The parties are in the process of negotiating an amendment to the note extending its due date. The Company hopes that such amendment will be completed within the next 30 days. However, there is no assurance that it will be. In addition, Premier granted the shareholders of Explosion a right of first refusal with respect to any proposed sale, transfer or disposition of the shares or assets of Explosion.

         Explosion's Business

         Explosion is engaged in the businesses of boxing promotion and television production. During 2000 and early 2001, Explosion produced a boxing talk show known as Inside the Ring that was aired on the Madison Square Garden television cable network. Explosion is currently seeking a syndication partner to produce and distribute additional Inside the Ring shows. Also during 2000 and 2001, Explosion produced approximately 30 boxing matches that were aired on the ESPN 2 television cable network. Lastly, during late 1999 through early 2001, Explosion operated a boxing gym in Garden City, New York, that proved unprofitable and was closed.

         Explosion's business plan is to build upon its record as a boxing promoter and producer of a boxing talk show and create a boxing-based multidimensional leisure-time company. Explosion intends to implement a marketing strategy to heighten and maintain awareness of Explosion and its boxers, with the belief that the Explosion name will be associated with the best that boxing has to offer.

         Explosion's business strategy includes the following:

         (a) Expanding the promotions business through the signing of new boxing talent.

         Explosion intends to continue to sign promotional contracts with young boxers who are just beginning their professional careers, such as it has done in the past with David Jackson (2000 Olympian), Mike Brittingham (who defeated Prince Naseem Hamed as an amateur), and Dorian Beaupierre, as well as with other talented, well-known boxers. In addition, Explosion hopes to continue to make matches for Eric Harding, a current light heavyweight contender, and to sign at least one "superstar" boxer per year for the next four years. Explosion hopes these boxers will help enhance other Explosion businesses. Some examples of this include having these boxers make appearances on Inside the Ring and at Explosion gyms, visiting Explosion-supported charities, and "chatting" with fans over the Internet.

         (b) Producing and distributing its own syndicated, televised live boxing events and its boxing talk show, Inside the Ring.

         Explosion has created a promotional/pilot video with TalentWorks, Inc., to assist Explosion and TalentWorks in syndicating its re-vamped boxing talk show, Inside the Ring, and developing a live boxing show series that Explosion hopes will become syndicated. TalentWorks is an independent production company that produced the "Tuesday Night Fights" boxing series for USA Networks from 1990 to 1995, and that serves as the remote production team for the new boxing series "ESPN2 Friday Night Fights" and the new "BattleBots" series for Comedy Central Networks. Explosion hopes to utilize its business relationship with TalentWorks to obtain directorial and filming services, including, producing Inside the Ring and the live boxing show, acquiring talent, selling advertising, and syndicating these shows to broadcast outlets. Explosion also hopes that the proposed series will allow it to build upon its successes in 2000 and 2001, when it produced successful boxing shows for ESPN, and to revamp its Inside the Ring show, which is a unique boxing talk show.

         (c)   Building a new gym facility (i.e., Pug's Boxing Club).

         The Company plans to utilize the knowledge and experience it gained from its operation of a gym in Garden City, New York, to open additional new facilities, and to attract amateur, professional and civilian boxers to exercise and train at the Company's own facilities. The Company also plans on building a new gym facility, Pug's Boxing Club, to be located in New York City, where recreational boxers, amateurs and professionals will be able to share a common training ground. In addition, the Company hopes to launch a boxing health club designed to appeal to both boxers and others who want to include boxing, kickboxing or the martial arts into their workouts.

         (d) Opening a professional boxing training camp (Explosion Professional Training Camp).

         In addition, Explosion hopes to build upon its experience in boxing to build a professional boxing training camp. The Company plans to market this camp to boxers, managers and promoters. It also intends to build this facility at a location that is within a one-hour drive of New York City.

         (e)   Launching an Internet strategy.

         The Company plans to establish an interactive Internet site that will allow it to distribute information (the website will include vital statistics about Explosion, CNBE and PPG, information about management, the fighters, upcoming events and more), support home pages and e-mail for boxers, and offer visitors access to sports entertainment content and limited shopping. Explosion expects that this website will enable interactive polling and voting during live events, promote upcoming boxing matches, Explosion television shows, and generate revenue from direct or auctioned sales of boxing memorabilia, t-shirts and other merchandise. In addition, the Company intends to create revenue through advertising, sponsorship and hyperlinks to the Company's strategic business partners, which may include boxing venues, casinos, bus operators, restaurants, sports bars and hotels.

         (f) Implementing a marketing plan for Explosion's not-for-profit efforts.

         The Company intends to use its resources to implement charity-related marketing programs that are designed to associate the Explosion name and "brand" with significant donations to high profile charitable causes. Specifically, the Company plans to assist deserving charities by using cause related marketing techniques to associate the Explosion name and the names of its boxers with deserving causes, and as a means to cross-promote particular events.

         By signing new boxing talent and implementing a new promotions strategy, and adding new businesses in the areas of television, gym and training, and the Internet, the Company hopes to vertically integrate its operations, maximize investments in its infrastructure, minimize marketplace risks, implement a coordinated marketing plan, and reap the financial rewards of diversification. As separate businesses, the Company believes that each of its enterprises could produce significant revenue; however, as a whole, the Company anticipates that it will greatly benefit from the synergy inherent in the diversified boxing-based enterprise.

CNB Sports and Entertainment, Inc. ("CNBE")

         CNBE's History

         In April 2001, Premier acquired CNB Sports and Entertainment, Inc. through a merger of CNBE with and into Premier's wholly owned subsidiary, Premier Entertainment Group, Inc. ("PEG"). Upon completion of the merger, PEG changed its name to CNBE. As consideration for the merger, Premier issued ten percent (10%) of its common stock to Mr. John Halle, the former sole shareholder of PEG. In addition, Premier granted Mr. Halle the following rights:

         (a) Twenty-five percent (25%) of the net profits from all business and transactions originating from CNBE;

         (b) The right of first refusal with respect to any proposed sale, transfer or disposition of the shares or assets of CNBE; and

         (c) Anti-dilution rights to protect his 10% (pre-Share Exchange) interest in Premier which, as a result of the Share Exchange, may have an adverse impact on the Company.

         In addition, Premier agreed to provide CNBE with a line of credit in an amount up to Eight Hundred Thousand Dollars ($800,000) to offset operating costs for the first six (6) months of CNBE's operation following the merger and a further line of credit in an amount up to Four Million Dollars ($4,000,000) for the financing costs associated with certain ventures to be undertaken by CNBE. As of this date the line of credit has not been provided and the parties are negotiating to reconsider the arrangement. The Company hopes that Premier will be relieved of this obligation. However, there can be no assurance that it will.

CNBE's Business

         CNBE is an entertainment finance and property management company. CNBE seeks to identify commercially viable entertainment properties (films, TV programs, special/single-day events and music), secure financing for such properties and drive execution to deliver innovative, break-through entertainment to audiences worldwide. The Company anticipates its core services will include capital acquisition, project development and entertainment property management. The Company believes CNBE will provide it with the experience to finance and produce entertainment projects and contribute synergistically to the advancement of the Company's corporate properties and ventures.

         The Company believes that CNBE is capable of effectively competing in this evolving marketplace based upon the fact that CNBE has either entered into arrangements for, or is in the process of negotiating for an interest in, several entertainment properties, including a proposed golf tournament, tentatively entitled, "The National Match Play Tournament", in which CNBE will be seeking to capitalize on the popularity of golf and on the recent emergence of reality based programming. The Company hopes that CNBE will provide it with the ability to fully finance these proposed properties and bring them to market over the next twelve (12) to eighteen (18) months. Simultaneously with the development of the above properties, the Company is also planning on pursuing the development of proposed other properties. In order to fund the early development stages of these other properties, the Company plans to form, and seek to raise capital through, separate new entities.

         Film Finance

         To display its film finance capabilities, CNBE hopes to partner with an A-list Hollywood producer in a joint venture to produce major motion pictures to be distributed over the next three (3) years.

         Other Projects

         In addition to the projects described above, CNBE through a majority owned subsidiary, Film Realty Funding Company, LLC ("Film Realty"), has acquired approximately 210,000 square feet of property in Montreal (with an option to purchase an additional 200,00 square feet), upon which CNBE plans to build a film production studio. Film Realty acquired this property through the purchase of 90% of the outstanding common stock (with an option to purchase the additional 10%) of Partek, Inc., a Canadian corporation, which owned the property.

Premier Publishing Group, Inc. ("PPG")

         PPG's History

         Premier Publishing Group, Inc. was formed in 2001 as a wholly owned subsidiary of Premier.

         PPG's Business

         PPG's business model is the creation of magazines that focus on and are edited by legendary sports and entertainment personalities. The Company expects PPG to contribute to the penetration of the Company's target markets and deepen the Company's presence in existing markets. PPG's initial plan includes contracting with well-recognized athletes and entertainers for a series of commemorative collector's edition issues (each, a "Commemorative Edition"). The Company's intent is to develop publications that are filled with insightful content, minimal but effective advertising, lifestyle segments and spotlight interviews reflecting the athletes and entertainers contributions to their industries and humanity. The Company anticipates that this enhanced content, coupled with and effective marketing strategy, will establish these magazines as premium publications. The Company is expected to utilize the appeal of such well-known personalities to elevate the magazines to a status as timeless memorabilia collectibles.

         The Company expects that PPG will be able to enter into agreements with strategic partners in development, production, content, promotion and web-design that will allow PPG to produce and distribute high quality publications and compete successfully within the current marketplace. The Company believes that PPG's management has the experience in creating, producing and distributing publications, as well as, important related areas such as marketing and web design, to form these strategic alliances.

         The Company expects to use the expertise of PPG's management to establish a template that can be utilized to turnkey future projects focusing on sports professionals, entertainers and musicians. The Company's other properties, including Explosion and CNBE, also include managers and officers that have experience in media and publishing. The Company hopes that the collaborative knowledge base of its businesses and professionals create an intellectual property that, in and of itself, will be the focal point in the creation of this media enterprise.

         The subject of the Company's first Commemorative Edition is expected to be Muhammad Ali. Mr. Ali will be named as Editor-in-Chief of the project. The magazine will be a one-time Commemorative Edition provisionally entitled Muhammad Ali's The Greatest. In connection therewith, by agreement dated October 16, 2001, between G.O.A.T. (Greatest of All Time), Inc. ("GOAT") for the services of Muhammed Ali wherein GOAT granted to Premier the rights to publish ("Ali Publication Rights") a Commemorative Edition focusing on the life of Muhammed Ali.

         The Commemorative Edition will be an oversized, soft cover publication offered for sale as a collectible. It will contain photographs and stories featuring the history of the heavyweight championship that will profile no less than ten former heavyweight champions. Special profiles and photographs will be devoted to Muhammad Ali, including a cover page photo of the boxing legend. Mr. Ali will identify his picks for the top ten fighters of all-time and the top ten bouts in boxing history.

         The Company by letter of agreement (the "Letter Agreement") dated December 28, 2001 among the Company, Premier, Silver Star Media Group, Inc. ("Silver Star") and Prestige International, Inc. wherein, among other things, the Company assigned its Ali publication rights to Silver Star in consideration for Silver Star funding the initial $300,000,000 capital investment in the project. The Letter Agreement provides for the payment to Premier of a management fee of $50,0000 to be paid out of gross revenues. In addition, pursuant to the terms of the Letter Agreement, Premier is entitled to a royalty fee of 2.5% of Silver Star's net profits. It is expected that Muhammad Ali's The Greatest will be published by Silver Star within the next thirty (30) days.

Potential Merger

         On March 25, 2002, the Company entered into a Memorandum of Understanding with First Responder, Inc. ("Responder"), pursuant to which Responder agreed to merge with and into the Company subject to the execution of a definitive agreement between the parties. The Memorandum of Understanding contemplates the issuance of up to an aggregate of 4,615,385 shares of the Company's common stock upon the consummation of the merger.

         Based in New York, Responder was incorporated in January 2002. Its core businesses include developing, marketing and instituting a modular curriculum of professional and secular directed disaster awareness and response training seminars, assembling, marketing and distributing consumer disaster survival and response kits, and providing risk/threat assessment services.

         Although the Memorandum of Understanding with Responder is non-binding, both parties have agreed to negotiate in good faith with the view to executing a definitive agreement as soon as practicable. It is expected that the definitive agreement will contain various conditions to closing of the transaction which is expected to occur on or before July 1, 2002.

         There can be no assurance that a definitive agreement will be executed or, if even executed, that the conditions precedent to closing will be fulfilled. If the definitive agreement is executed, the Company contemplates that it will review its other operations and consider all of its strategic alternatives with respect to such other operations.

Risk Factors

         Shareholders and prospective investors should carefully consider the following risks, in addition to the other information contained in this Report, concerning the Company, before making any investment decision regarding the Company's securities.

         Premier is a new venture with a limited operating history.

         Premier was organized in September 2000. Due to Premier's limited operating history, the Company's ability to operate successfully is materially uncertain and its operations and prospects are subject to all risks inherent in a developing business enterprise. Premier's limited operating history also makes it difficult to evaluate the Company's proprietary business, as well as the likelihood of regulatory approval, commercial viability, and market acceptance of its potential products. The Company's potential success must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and the sports, media and entertainment businesses specifically.

         The Company will need additional capital in order to continue in and develop its business.

         To date, Premier has primarily financed its operations through capital investments made by its founders. In addition, in April 2001, Premier borrowed $100,000 from The D.A.R. Group, Inc. The principal amount of the loan is repayable in sixty (60) days, after which time the principal amount of the loan will be repayable, together with interest thereon at the rate of 2% per month.

         The Company's expense levels are anticipated to be based entirely on its expectations of the future expenses and revenues of its operating subsidiaries. The Company may be unable to adjust spending to compensate for any unexpected delay in the development of its subsidiaries or commencement of their operations. Accordingly, any unexpected delay in the commencement and development of its subsidiaries will materially and adversely impact on the Company's business, operating results and financial condition.

         The Company expects to incur operating losses until it generates significant revenues from its projects and operations. As a result, the Company anticipates that it will be required to obtain additional capital through the sale of additional equity or debt securities or seek other forms of financing. There can be no assurance that the Company will be able to obtain such additional financing on terms and conditions acceptable to the Company or at all. If the Company is unable to obtain additional financing when needed, it will likely be necessary to curtail Premier's planned operations. Furthermore, any additional equity or convertible debt financing may involve substantial dilution to the Company's then-existing shareholders.

         The Company presently has unpaid payroll taxes owed to the Internal Revenue Service and state and local tax authorities. At any time, the Internal Revenue Service and/or other tax authorities could declare the Company in default of their fiduciary responsibility and file a tax lien against the assets of the Company or take other action, which would have a material adverse effect on the Company's business.

         The Company's operations may be adversely affected by government regulation.

         Laws and regulations directly applicable to the sports and entertainment industry, Internet communications, commerce and advertising are becoming prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyright and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising.

         The growth and development of the market for internet commerce may prompt calls for more stringent consumer protections laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

         The Company depends upon key personnel and may need additional personnel.

         The success of the Company depends upon the continuing services of Gregory Ricca, the Company's Chief Executive Officer. The loss of Mr. Ricca could have a material and adverse effect on the Company's business operations. The Company intends to obtain key man insurance on its key employees but no assurance can be given that such insurance will be obtainable at prices that the Company can afford or at all. The Company's success also depends on their ability to attract and retain qualified sales, marketing, and management personnel for their operations. The Company believes that the sports media and entertainment employment markets are highly competitive. No assurance can be given that the Company will be successful in attracting and retaining key personnel for its business operations. The Company's inability to attract and retain key personnel may materially and adversely affect its business operations.

         The Company has paid no dividends on its common stock.

         The Company has paid no cash dividends on its Common Stock in the past and it does not intend to pay any dividends on its Common Stock in the foreseeable future. The Company's Board of Directors is empowered to declare dividends, if any, to holders of the common stock, based on the Company's earnings, capital requirements, financial condition, and other relevant factors. While it is anticipated that the Company will reinvest the profits from its operations, if any, into its business, there is no assurance that the Company will ever pay dividends to holders of its common stock.

         Explosion depends upon its athletes and entertainers.

         Because Explosion's revenues are expected to be derived in part from a specified percentage of the income generated by Explosion's clients and events, both the amount of Explosion's revenues and the likelihood that Explosion will receive revenues is dependent upon the professional success of its athletes, entertainers, and the continued popularity of professional sports and the entertainment industry. The income levels of Explosion's potential clients, and therefore the revenues of Explosion, may be subject to wide fluctuations, in most cases due to circumstances beyond the control of Explosion or the Company.

         The multimedia entertainment business is speculative in nature.

         Profits, if any, from the businesses in which the Company is currently engaged, or plans to engage in, are dependent on widespread public acceptance of, and interest in, each creative project undertaken by its various segments. Audience appeal depends upon factors that cannot be ascertained reliably in advance and over which the Company may have no control, including, among other things, unpredictable critical review, positioning in the market and changeable public tastes. Due to factors such as the unpredictability of audience appeal, many of the Company's projects may fail to generate sufficient revenues to recover their costs of acquisition, development, production and distribution. All revenue and cash flow, if any, will be dependent upon the success of the Company's existing and contemplated sports, media and entertainment operations.

         The Company may have lower revenues if it is unable to secure appropriate artists, events and venues.

         As a participant in the sports, media and entertainment industry, the Company's ability to generate revenues is highly sensitive to public tastes, which are unpredictable. A change in public tastes, an increase in competition or a lack of performer or event availability could damage Explosion's business, financial condition and results of operations. Similarly, Explosion's and CNBE's ability to generate revenues from live entertainment events may be limited if other competitive forms of entertainment are available. Since Explosion relies on unrelated parties to create and perform live entertainment content, any lack of availability of popular athletes, boxing venues, boxing trainers, broadcast personalities, and other performers could limit Explosion's ability to generate revenues.

         Explosion requires access to venues to generate revenues from entertainment events. Explosion's long-term success will depend in part on its ability to obtain these agreements on terms acceptable to the Company and on its ability to renew these agreements when they expire or end. Explosion may be unable to obtain and/or renew these agreements on acceptable terms or at all, and Explosion may be unable to obtain favorable agreements with new venues.

         Explosion needs additional agents and clients.

         The success of the Company will be dependent, in part, upon the ability of Explosion to attract and develop promising new boxing talent and to expand its boxing, media, and corporate sponsorship operations so as to represent both a substantially greater number of athletes and a larger percentage of athletes with significantly greater earning and marketing potential. Explosion's boxing business currently depends, in large part, on the success of its fighters, which include Eric Harding. Boxers Dorian Beaupierre, David Jackson and Michael

Brittingham are currently renegotiating their contracts with Premier. The athletic careers of professional fighters tend to be short and Explosion must continuously look to augment its stable of fighters to increase revenues from boxing. In addition, Explosion anticipates that in order to attract an adequate number and caliber of professional athletes, it will need to enter into employment or consulting agreements with registered agents who have existing representation agreements with professional athletes and who have experience negotiating such agreements. There can be no assurance that Explosion will be able to attract the quantity or caliber of agents and/or professional athletes necessary to achieve and sustain profitable operations. In addition, there can be no assurance that professional athletes who are currently, or who may in the future be, under management or representation contracts with Explosion, will continue to engage in professional sports through the term of their contracts or will renew such contracts upon their expiration. Explosion will need to incur significant promotional, marketing, travel and entertainment expenses in the recruitment of professional athletes without any guarantee that the targeted athletes will enter into representation agreements with Explosion.

         Explosion may need more experienced personnel.

         The management of Explosion, on the whole, has less experience in operating a sports, media and entertainment company than many of its competitors, and the success of the business will depend in large part on its ability to establish Explosion as an effective sports, media and entertainment company. If Explosion is unable to achieve its goals with it current personnel it may need to seek additional employees with more substantial experience.

         Intense competition could adversely impact the Company's business.

         The Company currently competes or plans to compete in the areas of television broadcasting, boxing promotion, athletic clubs and gyms, motion picture production, publishing, corporate sponsorship, concerts and other events with other companies. Many of its competitors have substantially larger financial and other resources than the Company. From time to time, there may be competition for, and shortage of, broadcasting talent, athletes, and qualified production personnel. The Company may therefore not be able to attract the best available talent required to develop the Company's businesses. This competition and these shortages could lead to an increase in costs that could adversely affect the Company by increasing losses or reducing profits. All of these factors could lead to the Company incurring higher costs and receiving lower revenues so that the Company's losses increase.

         In addition, the Company's clients face intense competition in achieving success and recognition in their respective sports. There can be no assurance that any of the Company's clients will achieve or sustain success or realize the financial rewards thereof.

         CNBE does not have binding contracts with cast, screenwriter(s) or the director of its contemplated projects.

         CNBE will derive substantially all of its income from the distribution of its contemplated motion pictures. The success of the motion pictures will be dependent on the participation of actors and actresses to perform in the motion pictures. The failure of CNBE to retain the services of actors and actresses to perform in the motion pictures may have an adverse effect on the success of the motion pictures. The success of the contemplated motion pictures will also be dependent upon the ability to create a screenplay, hire a director and distribute the motion pictures, none of which is yet in place or under contract. There can be no assurance that CNBE will be able to retain any principal cast, director or screenwriter with significant name recognition or appeal to help attract financing or audiences for the motion pictures.

         The success of the motion picture cannot be estimated in advance.

         The success of the motion pictures distributed by CNBE will be dependent on numerous unpredictable and subjective factors, including the quality and acceptance of other competing films released into the market at or near the same time, the availability of alternative forms or entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Accordingly, CNBE's income may fluctuate significantly or fail to materialize. Even if the motion pictures have artistic or critical success, there can still be no assurance that they will obtain distribution, substantial gross revenues or any profits for its producer or investors.

         Delays in completion or release of the motion pictures may adversely affect their success.

         The decision to release a particular film on a particular date is based on many factors and, accordingly, a projected release date for a motion picture may be changed upon the assessment of such factors. There can be no assurance that any motion picture will be completed or that completion will occur in accordance with the anticipated schedule or budget. The release of a motion picture may occur at a less favorable time due to delays in acquisition of financing, production and negotiation of favorable contract terms with theatrical distributors which may impair the ability of CNBE to obtain the release dates, number or quality of screens or length of theatrical runs that it desires to obtain in connection with the release of a motion picture.

         CNBE and the motion pictures face intense competition from other motion pictures, entertainment and leisure activities.

         Motion picture production and distribution are highly competitive businesses. CNBE faces competition from companies within the motion picture industry and alternative forms of leisure activities. CNBE competes with major studios, independent production companies, and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets, and interest in its products from the public and the limited number of effective distributors in each territory. Many of CNBE's competitors, particularly major studios, have greater financial, technical, marketing and other resources than CNBE, longer operating histories, broader name recognition and better relationships with exhibitors and distributors. Other independent production and/or distribution companies may have less overhead than CNBE. Due to their greater resources, many companies may be able to enter into more favorable distribution agreements, with greater promotion, than CNBE. The motion pictures will have to compete with the films produced or distributed by such companies for exhibition on a limited number of screens generally available to independent pictures. No assurance can be given that CNBE will successfully compete with existing or future competitors or that its pictures, if completed, will be distributed or will generate any revenue whatsoever.

         In addition, television networks are now producing more programs internally and thus may reduce such networks' demand for programming from other parties. Accordingly, it is difficult to predict the revenues, commercial success or profitability from any film, or group of films, prior to release.

         The motion pictures may not be successfully distributed.

         In order to sell distribution rights for the motion pictures, the producer or its sales representative must convince distributors to undertake distribution of the motion pictures in various territories, preferably on favorable terms that may result in significant commissions and possibly net revenues to the sales representative and producer. However, there can be no assurance that any distribution deals will be made for the motion pictures.

         Even if the motion pictures are completed and CNBE obtains distribution agreements, there can be no guarantee that such distribution will succeed commercially in the highly competitive and uncertain motion picture market. If the pictures are distributed, there can be no guarantee that they will generate any revenues in excess of advances and costs. Although CNBE may receive at least a portion of its financing in advance of theatrical release, there can be no assurance that it will receive any shares of net profits from the motion pictures, even if it is successful critically or artistically.

         The success of the motion pictures is dependent upon audience acceptance, which cannot be predicted.

         The motion pictures, if completed, will each be a distinct artistic work. Their commercial success will be primarily determined by audience reaction and the appeal of their stories, characters, style and contents to audiences, all of which are unpredictable. Such success depends on several factors, including the quality of the motion pictures, their correspondence with trends, their appeal to niche or broader audiences, the quality and acceptance of competing films released into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and social trends and other tangible and intangible factors, all of which can change and none of which can be predicted with any certainty. As a consequence of the foregoing and other industry factors, there is a very high risk that the motion pictures will not be commercially successful, even if they are well received critically, with the result that shares of profits in excess of initial, advance commissions will not be realized by CNBE or investors.

         The success of the motion pictures is subject to numerous motion picture industry risks.

         The production, completion, release, distribution and success of the motion pictures is subject to a host of uncertainties, including budget and financing requirements, audience response, the availability and performance of actors, directors, writers and creative, production and business personnel, the release of competitive films, the abilities of the producer and other personnel associated with the motion pictures and numerous other variables, all of which may affect, reduce or prevent the financial success of the motion pictures and any financial returns based on net profit participation in their revenues. There can be no assurance as to the economic success of the motion pictures.

         Ultimately, the revenues derived from the motion pictures will depend primarily on their acceptance by the public, which cannot be predicted and which does not necessarily bear any direct correlation to the production or distribution costs incurred in connection with the motion pictures. The commercial success of the motion pictures will also vary with promotion and marketing, quality, the timing and extent of release in theaters, television and video, competing films, general economic conditions and numerous other factors. A lack of success or favorable conditions in any of these matters may reduce or preclude net revenue participations to CNBE.

         Production of the motion pictures is subject to production problems and cost overruns which may prevent completion of the motion pictures.

         The process of producing a feature film is time consuming, complex and expensive. A high degree of planning and organization and budget control is essential to controlling the costs of production and the ability of the producer to complete the picture with the funds and time available. Many factors may arise that lead to substantial overruns in excess of the budgeted costs of the motion pictures. Delays occasioned by illness, accidents, strikes, faulty equipment, weather or other causes may cause costly production overruns or even result in the abandonment of completion of the motion pictures. Delays in delivery of the motion pictures to distributors may cause substantial problems with such entities and may postpone the receipt of sales commissions and reimbursement of expenses that are payable following delivery. There is a significant risk that the motion pictures may not reach principal photography and may not be finished.

         The success of the motion pictures will depend, in part, on the efforts of the motion picture's distributors.

         If CNBE is able to enter into contracts for distribution of the motion pictures, the success of the release and any revenues generated will be largely dependent on the decisions and efforts made by the distributors in different territories, including the number of cinema screens booked, advertising and promotion and the distributors' timing and strategy for release. CNBE is not likely to have full control over these actions by any distributor, which will have a substantial effect on any revenue participation and potential profits that may be anticipated by CNBE. If any distributor devotes more attention and effort to other films that it may be distributing than it does to the motion pictures, the financial success of the motion pictures may be adversely affected.

         The producer may incur additional problems and expenses in the collection of proceeds generated by the motion pictures.

         A significant portion of the rental revenues that CNBE negotiates for the motion pictures will be paid upon delivery to the distributors for various territories. However, parts of the minimum "price" agreed to be paid by distributors to acquire distribution rights may be payable in installments after delivery of the physical print of the motion pictures. Shares of any "overages" that accrue in a territory, after repayment of the minimum advance and retention of distribution fees and expenses by the distributor, will only be paid to the film producer following release of the motion pictures. A producer may face a substantial burden in pursuing collection of proceeds from the motion pictures. There is a risk that the producer may not be able to prove the amount of revenues generated by the motion pictures in a territory and may not be able to collect the revenues due to it from distributors. In some cases, the producer of a motion picture may be forced to pursue an audit of receipts or litigation in order to collect revenues claimed from distributors.

         If the motion pictures fail to generate the revenues anticipated by the producer, the distributors may seek additional payments from the producer.

         In order to arrange production financing for a motion picture, a producer will seek to obtain "minimum guarantees" and advances from distributors prior to delivery of the finished prints of the motion picture. Such guaranteed advances can sometimes be procured based on a reputable sales representative's estimates of revenues that are likely to be derived from the motion picture in particular territories. In light of the extraordinary uncertainty of commercial success of motion pictures, the sales estimates and advance payments or guarantees obtained by CNBE may prove to be too high in relation to the eventual receipts generated by the pictures.

         If substantial losses are incurred by distributors due to the failure of the motion pictures to generate enough revenues in their territories to recoup guaranteed advances, the distributors may seek to renegotiate subsequent payments owed under their distribution agreements. In addition, the distributors may seek to negotiate off-setting arrangements involving revenues from other films sold by the producer to the distributors.

         The motion pictures will be subject to exhibition, distribution, sales and production charges that are beyond the control of CNBE, which may reduce, or eliminate any profits.

         Even if the motion pictures are critically and artistically successful and generate substantial gross revenues, there can be no assurance that CNBE will receive any net "overages" in excess of advance commissions paid to finance development and production of the motion pictures or that any share of profits from the motion pictures will accrue. Exhibitors of the motion pictures are likely to keep 50% to 60% of any gross theatrical receipts, while a foreign distributor may retain 15% to 40% of gross receipts as a distribution fee. In addition, under certain distribution arrangements, a distributor may deduct from gross revenues further amounts accounted for as fees, expenses, overhead and substantial print and advertising costs, as well as interest imputed on advances or guarantees paid by the distributor. The amounts of such additional deductions from gross revenues will in all probability not be controlled by CNBE. Sales agents for the motion pictures will also demand substantial commissions which will be payable out of revenues. All of the foregoing will be deducted from the motion pictures' revenues before CNBE's producer share is determined. Once the producer's share of net profits is determined, the producer will be responsible for paying its costs of production and profit participations that may have been granted to directors, actors, writers or others who worked on the motion picture project. Even before such deductions from net receipts, stars and directors with sufficient bargaining power may obtain shares of contractually defined "gross" receipts of the picture, which will be deducted from revenues before the producer's share is determined. Unless the motion pictures are an extraordinary box office success, the likelihood of significant net revenues is small.

         The motion pictures may not be distributed in all media outlets.

         To maximize the potential for revenues, distribution of a motion picture is generally sought in a number of media: (a) theatrical exhibition, (b) home video, (c) presentation on television, including pay-per-view, basic cable, network or "free" television and syndication, (d) other non-theatrical exhibition, including airlines, hotels and armed forces facilities and (c) marketing of other rights in the motion picture, which may include merchandising of soundtrack recordings or products derived from characters in the film. There can be no assurance that the motion pictures will be exploited through all of these outlets or will derive substantial revenue from any of them.

         The loss of original motion picture footage prior to exhibition of the motion pictures may reduce the proceeds paid to CNBE.

         There is a risk that all or a portion of original footage shot for the motion pictures may be damaged, stolen or lost during or prior to the time of final making of prints for exhibition. It may be too costly or impossible to re-shoot damaged or lost portions of a film. Other casualties or accidents affecting CNBE's pictures may also occur. Although insurance against these hazards may be obtained, there can be no assurance that any such policy will be available at affordable rates or that the proceeds from insurance, if obtained, will be sufficient to cover any losses. If such a loss occurs, it may prevent CNBE's receipt of deferred installments of revenues payable after delivery of the motion pictures and any share of "overages" that might have been paid to CNBE if the motion pictures succeeded in distribution.

         Increasing costs may make the motion pictures unprofitable.

         While box office receipts have been relatively stable, the costs of producing films, making prints required for exhibition, and the advertising necessary to promote and market films continue to increase substantially. Costs associated with creative and artistic personnel have also increased in certain instances. The combination of these factors has caused the proportion of unprofitable films in the industry to increase. In the event that a film is distributed in foreign countries, some or all of the revenue derived from such distribution may be subject to currency controls and other restrictions which would restrict the available funds.

         New Technology may adversely affect the success or amount of proceeds received by CNBE.

         The enterainment industry in general, and the motion picture industry in particular, are continuing to undergo significant changes, primarily due to technological developments. Due to this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of the motion pictures. Several major companies have announced that they are developing or have developed other technologies, including video-server and compression technologies, which will provide movies "on demand" directly to consumer homes over cable television lines, telephone lines or satellite transmission. If these or other new technologies are introduced on a wide scale basis, CNBE's home video revenues and overall business could be significantly impacted and CNBE might be required to develop and implement new operating strategies and distribution capabilities in order for its business to remain viable.

         Lack of experience of current management of PPG in publication of a magazine.

         Management of PPG does not have any prior experience in the publication of magazines. Management will be largely dependent on employees and consultants to render advice on developing, designing, producing and marketing magazines. The lack of experience in developing, designing, producing and marketing magazines could adversely affect PPG. Although PPG anticipates entering into agreements with certain consultants, no assurance can be given that these consultants will be able to successfully develop, design, produce, market and distribute PPG 's magazine.

         Competition in the publishing industry.

         With respect to the PPG's proposed publications, PPG believes that the main competition it will face for its target audience will come from other companies that are engaged in the sale of sports and entertainment memorabilia, as well as from companies engaged in the collectibles industry. In addition, and to a lesser extent, PPG may compete with other sports and sports-related magazine titles published currently, and other electronic or entertainment media such as television, newspapers and the internet. PPG will also face intense competition for the engagement of sports and entertainment celebrities. PPG's competitors may have greater financial and other resources than PPG.

         Uncertainty of PPG attaining profitability.

         PPG expects to incur significant operating losses for the foreseeable future as it develops, designs, produces, markets and distributes its contemplated publications. There can be no assurance that PPG will ever achieve profitability.

         Purchasers of the Company's securities may be adversely effected by the penny stock regulations.

         The Company's common stock is currently traded on the OTC Electronic Bulletin Board. Unless and until the Company's common stock is quoted on the Nasdaq System or on a national securities exchange and if and so long as the common stock trades below $5.00 par share, the common stock would come within the definition of a "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and be covered by Rule 15g-9 of the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to sale. In addition, prior to effecting any penny stock transaction, the broker-dealer must provide a customer with a document that discloses the risks of investing in the penny stock market, including a description of the broker-dealer's duties to the customer and the rights and remedies available to the customer, explain the nature of "bid" and "ask" prices in the penny stock market, supply a toll-free telephone number to provide information on disciplinary histories and describe all significant terms used in such disclosure document. Consequently, Rule 15g-9, if it becomes applicable, would affect the willingness of broker-dealers to sell the Company's securities and therefore would affect the ability of purchaser of the Jaguar's securities to sell their securities in the secondary market.

         The availability of shares eligible for future sale may have an adverse effect on the market price of the Company's securities.

         Sales of substantial amounts of the Company's common stock in the public market or the prospect of such sales could materially and adversely effect the market price of Company's common stock. Prior to the completion of the share exchange between Jaguar and the shareholders of Premier and the related transactions, there were 11,410,000 shares of Jaguar common stock outstanding. Of such amount, approximately 310,000 shares were immediately eligible for sale in the public market without restriction or were restricted securities eligible for sale in the public market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. Upon completion of the share exchange and related transactions, an additional 1,000,000 shares of

Jaguar Common Stock were issued which shares will become eligible for sale in the public market without restriction pursuant to the provisions of Rule 144.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year including affiliates of the Company, would be entitled to sell in brokers' transactions or to market makers within any three-month period a number of Restricted Shares that does not exceed the greater of 1% of the then outstanding Jaguar Common Stock or the average weekly trading volume in the principal market on which such securities trade during the four calendar weeks preceding the date on which notice of the sale is filed with the Commission. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person who is not an affiliate of the Company at any time during the 90 days preceding a sale, and who has beneficially owned Restricted Shares for at least two years is currently entitled to sell such Restricted Shares without any of the restrictions above-mentioned. However, Restricted Shares held by affiliates must continue, after the two-year holding period to be sold in a brokers' transaction or to market makers subject to the volume, manner of sale, notice and availability of public information limitations described above. The above is a summary of Rule 144 and is not intended to be a complete description.

         In addition, immediately following the share exchange with the shareholders of Premier, Jaguar entered into registration rights agreements (the "Registration Rights Agreements") with each of Amerman, Smoke Rise, G-P and Alder (the "Holders"). The Registration Rights Agreements grant each of the Holders, under certain circumstances, the right to demand registration of all or a portion of their shares on or after March 18, 2002. As of this date, none of the Holders has exercised such right. However, there can be no assurance that any or all of the Holders will exercise or refrain from exercising such right.

         The limited public market for the Company's securities may result in illiquidity for purchasers of the Company's securities and volatility in the price of such securities.

         The Company's outstanding shares of its common stock are currently traded to a very limited extent on the OTC Bulletin Board. Factors such as announcements by the Company or its competitors concerning technological innovations, new products or procedures, proposed government regulations and developments, interruptions in Internet service or disputes relating to patents or proprietary rights may have a significant effect on the market price of the Company's securities. Changes in the market price of the Company's Common Stock may bear no relation to the Company's actual operational or financial results. There is no assurance than an active trading market for Jaguar's common stock will be established or maintained. As a result, purchaser's of the Company's securities could find it difficult to sell their securities.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices are located at 545 8th Avenue, New York, New York 10018, in the premises of The D.A.R. Group, Inc. ("D.A.R."), a creditor of Premier and Explosion. At present the Company occupies its executive offices on a month to month basis without a formal lease or rent obligation. The Company expects to enter into a sublease arrangement with D.A.R. to share office space within the next sixty (60) days.

ITEM 3.  LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the registrant's security holders in the fourth quarter of the fiscal year covered by this Report.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock trade on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the one year period ended December 31, 2001 and the first quarter of 2002 as reported by The OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  COMMON STOCK

     2001                           High                 Low
     ----                         --------            --------

Quarter ended
March 31, 2001                    $   1.00            $   1.00

Quarter ended                     $   5.25            $   5.25
June 30, 2001

Quarter ended                     $   2.50            $   1.85
September 30, 2001

Quarter ended                     $   1.45            $   1.01
December 31, 2001

Quarter ended                     $    .68            $    .68
March 31, 2002


         On May 15, 2002, the final quoted price as reported by the OTC Bulletin Board was $.63 for each share of common stock. As of May 15, 2002, there were 14,210,000 shares of Common Stock outstanding, held of record by 25 record holders and approximately 75 beneficial owners.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

         Overview

         Since its inception, the Company, as a development stage company, historically operated with minimal assets or capital and with no significant operations or income. Notwithstanding the acquisition of Premier, the Company has continued to operate with no significant income. This is due, in part, to Premier's limited operating history and the problems, expenses and difficulties frequently encountered by new businesses in general and the sports, media and entertainment businesses in particular. Since the Company commenced operations in early 2001, the Company does not believe that comparisons between the results of operations for fiscal 2001 to the results of operations for prior periods would be meaningful.

         Plan of Operation

         During the next 12 months, the Company will actively seek out and investigate possible additional business opportunities with the intent to build on Premier's operations and/or acquire or merge with one or more business ventures. Until a successful business consolidation can be effected, management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the Company pursuant to the Company's recently adopted 2001 Employee Stock Compensation Plan. Further, the Company's sole director will defer any compensation until such time as the Company's resources permit and will strive to have the any new business opportunities provide his remuneration. However, if the Company engages outside advisors or consultants in its search for further business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

         In March 2002, the Company entered into a Memorandum of Understanding with First Responder, Inc. ("Responder"), pursuant to which Responder agreed to merge with and into the Company subject to the execution of a definitive agreement between the parties. The Memorandum of Understanding contemplates the issuance of up to an aggregate of 4,615,385 shares of our common stock upon the consummation of the merger.

         Based in New York and formed in January 2002, Responder's core businesses include developing, marketing and instituting a modular curriculum of professional and secular directed disaster awareness and response training seminars, assembling, marketing and distributing consumer disaster survival and response kits, and providing risk/threat assessment services.

         The Memorandum of Understanding is non-binding and there can be no assurance that a definitive agreement will be executed or, even if executed, that the conditions precedent to closing will be fulfilled. If the definitive agreement is executed, the Company contemplates reviewing all of its current operations and considering all of its strategic alternatives with respect to such operations, including the possible sale or discontinuance of some or all thereof.

         Liquidity

         The Company has incurred losses to date. As of December 31, 2001, the Company had an accumulated deficit of approximately $3,928,805. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. As of December 31, 2001 and as of May 15, 2002, the Company did not have any cash on hand or cash equivalents. The Company is attempting to raise additional financing through the sale of equity securities and/or debt instruments. Any additional sales of equity securities is likely to have a dilutive effect upon existing shareholders and any debt instruments issued may contain restrictions on the Company's operations. If we are unable to raise additional financing, the Company may have to curtail or cease operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1 following Item 13 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company, by letter dated May 10, 2002, dismissed HJ & Associates, LLC as the independent accountants for the Company. As of that same date, the Company engaged Liebman Goldberg & Drogin, LLP as its new independent accountants.

         The Company did not have any disagreements with its former accountants. The change was for reasons unrelated to the categories set forth in Item 304 of Regulation S-B and was reported on Form 8-K filed by the Company on May 15, 2002. (See Item 13. to this Report).

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Directors and Executive Officers

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

         Gregory Ricca, (Chief Executive Officer and the sole Director of the Company). Since March 2001, Mr. Ricca has been a Vice- President at TDG Partners, Ltd., an investment banking consulting firm located in New York City. From December 1993 to January 2001, Mr. Ricca was employed in various capacities at LCP Capital Corp., a broker/dealer located in New York City. Originally employed as a registered representative at LCP's predecessor firm, First Hanover Securities, Inc., Mr. Ricca was appointed as the Branch Office Manager of the firm's New Jersey Office in July of 1996. In late 1998, he became the firm's

Director of Compliance and reporting supervisor. In January of 2000, he became LCP's Chief Operating Officer. He holds various securities licenses including Series 7, 63 and 24.

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

         The Company's sole director, President and Chief Executive Officer, Gregory Ricca, is a consultant to First Responder, Inc. ("Responder"). On March 25, 2002, the Company entered into a Memorandum of Understanding with Responder, pursuant to which Responder agreed to merge with and into the Company subject to the execution of a definitive agreement between the parties. Its core businesses include developing, marketing and instituting a modular curriculum of professional and secular directed disaster awareness and response training seminars, assembling, marketing and distributing consumer disaster survival and response kits, and providing risk/threat assessment services. (See "Potential Merger" in Item 1. of this Report.)

         Mr. Ricca may in the future become an officer, director and/or shareholder of Responder or a similar Company. The interests of Responder and any other such companies may from time to time be competing directly or indirectly for the same business opportunities. However, any such conflicts would not be expected to be resolved through arm's length negotiation, but rather in the discretion of management.

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

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Exchange Act requires the Company's officers directors and persons who beneficially own more than ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 126(a) forms they file. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2001, the Company believes that al reporting requirements applicable to its executive officers, directors and more than 10% stockholders were complied with for the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Cash and Other Compensation

         Currently the Company has one employee, its Chief Executive Officer and President, Gregory Ricca. During the three preceding fiscal years, the Company has not paid any cash or cash equivalent compensation to any named executive officer or director of the Company. No cash or cash equivalent compensation has been paid or is anticipated to be paid by the Company unless or until the Company's resources permit. It is possible that in connection with existing operations, the potential merger or other business opportunities, some compensation may be paid to management.

         Upon the consummation of a merger, a new acquisition or other business opportunity, current management may resign and be replaced by persons associated with the business as merged, acquired or otherwise changed, particularly if the Company participates in the business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a such business opportunity, that member's time commitment will likely be adjusted based on the nature and method of the opportunity and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholder of the Company will not have the opportunity to vote on or approve such compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information available to the Company, as of December 21, 2001 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii) the Company's officers and directors as a group:

Name and Address of Beneficial      Shares of Common Stock     Percentage (%) of
------------------------------      ----------------------     -----------------
Owner (1):                                 Owned:              Common Stock (2):
----------                                 ------              -----------------

R&M Capital Partners Inc.                6,500,000                  52%
545 8th Avenue, Suite 401
New York NY 10018

Name and Address of Beneficial      Shares of Common Stock     Percentage (%) of
------------------------------      ----------------------     -----------------
Owner (1):                                 Owned:              Common Stock (2):
----------                                 ------              -----------------

Richard Milano (3)                         125,000                   1%
39 Berglund Avenue
Staten Island, NY 10314

Ian Rice                                 1,000,000                   8%
7025 E. First Avenue, Suite 5
Scottsdale, AZ 85251

G-P USW, Inc.                            1,000,000                   8%

John Halle                                 100,000                  .8%
80 South Road
North Hampton, NH 03862

Gregory Ricca                                 none                   0%
30 Broad Street
New York, New York 10004


All officers and directors                    none                   0%
as a group (one person)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Securities Exchange Act.

(2)      Percentages are approximate.

(3) In addition to his individual shares, Richard Milano has the exclusive right to vote all the shares of R&M Capital Partners, Inc., thus giving Mr. Milano the right to vote an excess of 53% of the shares in the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         The following consolidated financial statements of the Company and its subsidiaries are included in Item 7:

(a)(2)   Financial Statement Schedules.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)  Reports on Form 8-K.

The Company did not file a Current Report of Form 8-K during the last quarter of 2001. On May 15, 2002, it filed a Current Report on Form 8-K reporting an event under "Item 4. Changes in Registrant's Certifying Accountant".

(c) Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------

3.1 (i)(a)            Articles of Incorporation.

3.1 (i)(b)            Certificate of Amendment to Articles of Incorporation.

3.1 (ii)              Bylaws.

10.1 Agreement and Plan of Share Exchange, dated as of September 24, 2001, by and among Jaguar Investments, Inc., Premier Sports Media and Entertainment Group, Inc. and certain shareholders of Premier Sports Media and Entertainment Group, Inc. (omitting all schedules and exhibits. (*)

10.2 Amendment No. 1 to Agreement and Plan of Share Exchange, dated as November 8, 2001, by and among Jaguar Investments, Inc., Premier Sports Media and Entertainment Group, Inc. and certain shareholders of Premier Sports Media and Entertainment Group, Inc.

10.3 Amendment No. 2 to Agreement and Plan of Share Exchange, dated as November 9, 2001, by and among Jaguar Investments, Inc., Premier Sports Media and Entertainment Group, Inc. and certain shareholders of Premier Sports Media and Entertainment Group, Inc.

10.4 Form of Registration Rights Agreement, dated as of December 21, 2001, by and between Jaguar Investments, Inc. and certain shareholders of Jaguar Investments, Inc.

10.5 Consulting Agreement, dated as of May 1, 2001, by and between Premier Sports Media and Entertainment Group, Inc. and Lori Musumeci and/or Assigns.

10.6 Consulting Agreement, dated as of June 1, 2001, by and between Explosion Promotions, Inc., a wholly owned subsidiary of Premier Sports Media and Entertainment Group, Inc., and Edward Troiano.

10.7 Promotional Agreement, dated as of July 26, 1999, by and among Explosion Promotions, Inc., Eric Harding and Lorenzo de Clemente.

10.8 Agreement between G.O.A.T and Premier Sports Media and Entertainment Group, Inc. dated as of October 16, 2001. (**)

10.9 Letter of Agreement, dated as of December 28, 2001 by and among Jaguar Investments, Inc., Premier Sports Media Group, Inc., Silver Star Media Group, Inc. and Prestige International, Inc. (**)

21.1                  Subsidiaries of Registrant.

23.1                  Consent of Liebman Goldberg & Drogin, LLP (**)

* The Registrant shall furnish all omitted schedules and exhibits to the Agreement and Plan of Share Exchange, dated as of September 24, 2001, by and among Jaguar Investments, Inc, Premier Sports Media Group, Inc and the shareholders thereof, upon request of the Securities and Exchange Commission.

**                    To be filed by amendment.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                      with

                          INDEPENDENT AUDITORS' REPORT

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                                    CONTENTS

                      For the year ended December 31, 2001




                                                                       Page #

Independent Auditors' Report                                             1

Financial Statements:

     Balance Sheet                                                       2

     Statement of Operations                                             3

     Statement of Stockholders' (Deficit)                                4

     Statement of Cash Flows                                             5

     Notes to Financial Statements                                     6 - 14

The Board of Directors
Jaguar Investments, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Jaguar Investments, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Jaguar Investments, Inc. as of December 31, 2000 were audited by other auditors whose report dated March 12, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaguar Investments, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2.



Liebman Goldberg & Drogin, LLP
Garden City, New York

May 17, 2002

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

                                     ASSETS


Current Assets:
     Prepaid expenses                                                            $       646

Property and equipment, net of accumulated
     depreciation of $10,037                                                          21,582

Other Assets:
     Goodwill                                                     $   299,034
     Investment                                                        15,000
     Security deposits                                                 29,837
                                                                  -----------
               Total other assets                                                    343,871
                                                                                 -----------

Total assets                                                                     $   366,099
                                                                                 ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Notes payable                                                $ 1,914,183
     Accounts payable and accrued expenses                          2,125,066
                                                                  -----------
               Total current liabilities                                         $ 4,039,249

Stockholders' (Deficit):
     Preferred stock, $.001 par value per share, 1,000,000
               shares authorized and -0- issued and outstanding            --
     Common stock, $.001 par value per share, 100,000,000
               shares authorized and 12,410,000 issued and
               outstanding                                             12,410
     Additional paid in capital in excess of par value                243,245
     Accumulated deficit                                           (3,928,805)
                                                                  -----------
               Total stockholders' (deficit)                                      (3,673,150)
                                                                                 -----------

               Total liabilities and stockholders' (deficit)                     $   366,099
                                                                                 ===========


                 See notes to consolidated financial statements

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended December 31,



                                                       2001            2000
                                                    -----------    -----------


Revenues                                            $   599,148    $        --

Cost of sales                                           476,987             --
                                                    -----------    -----------

Gross profit (loss)                                     122,161             --

Expenses:
     Selling, general and administrative              2,356,938         12,348
                                                    -----------    -----------

(Loss) from operations                               (2,234,777)       (12,348)
                                                    -----------    -----------

     Interest expense                                   201,051             --

     Depreciation                                        10,037             --
                                                    -----------    -----------

                                                        211,088             --
                                                    -----------    -----------

Net (loss)                                          $(2,445,865)   $   (12,348)
                                                    ===========    ===========

Net (loss) per share (basic and diluted)
     based upon 11,359,863 and 1,774,481 weighted
     average shares outstanding for December 31,
     2001 and 2000, respectively                    $     (0.22)   $     (0.01)
                                                    ===========    ===========


                 See notes to consolidated financial statements

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                 For the years ended December 31, 2001 and 2000



                                          Common Stock          Additional
                                    -------------------------     Paid in      Accumulated
                                      Shares         Amount       Capital        Deficit
                                    -----------   -----------   -----------    -----------
Balance - January 1, 2000             1,310,000   $     1,310   $    11,337    $   (13,399)

Common stock issued for cash,
    December 14, 2000, $0.001 par
    share                            10,000,000        10,000            --             --

Contributed capital                          --            --         2,200             --

Net (loss) for the year
December 31, 2000                            --            --            --        (12,348)
                                    -----------   -----------   -----------    -----------

Balance - December 31, 2000          11,310,000        11,310        13,537        (25,747)

Contributed capital                          --            --         4,108             --

Shares issued for services              100,000           100       201,400             --

Share exchange issuance - Jaguar
  and Premier                         1,000,000         1,000        (1,000)    (1,457,193)

Share exchange - Premier                     --            --           200             --

Contributed capital                          --            --        25,000             --

Net (loss) for the year
December 31, 2001                            --            --            --     (2,445,865)
                                    -----------   -----------   -----------    -----------

Balance - December 31, 2001          12,410,000   $    12,410   $   243,245    $(3,928,805)
                                    ===========   ===========   ===========    ===========


                 See notes to consolidated financial statements

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,



Cash Flows from Operating Activities:                          2001           2000
                                                           -----------    -----------
   Net (loss)                                              $(2,445,865)   $   (12,348)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
     Depreciation                                               10,037             --
     (Increase) in prepaid expenses                               (646)            --
     Increase in accounts payable and accrued expenses       2,124,166            100
                                                           -----------    -----------
               Net cash (used in)
                   operating activities                       (312,308)       (12,248)
                                                           -----------    -----------

Cash Flows from Investing Activities:
  Acquisition of fixed assets                                  (31,619)            --
                                                           -----------    -----------
               Net cash (used in) investing activities         (31,619)            --
                                                           -----------    -----------

Cash Flows from Financing Activities:
     Increase in notes payable                               1,914,183             --
     Shares for services                                       202,500             --
     Issuance of common stock                                       --         10,000
     Contributed capital                                        29,108          2,200
     Jaguar/Premier - share adjustment                            (800)            --
     Jaguar/Premier - deficit prior to
         share exchanges                                    (1,457,193)            --
     Assets acquired in share exchange                        (343,871)            --
                                                           -----------    -----------
               Net cash provided by financing activities       343,927         12,200
                                                           -----------    -----------

Increase (Decrease) in cash                                         --            (48)

Cash, beginning of period                                           --             48
                                                           -----------    -----------

Cash, end of period                                        $        --    $        --
                                                           ===========    ===========


                 See notes to consolidated financial statements

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 1 - Nature of Business:
----------------------------

         Jaguar Investments, Inc. was incorporated in 1987 under the laws of the State of Nevada. Since its inception and prior to its acquisition of 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc. ("Premier:"), Jaguar had not engaged in any material business operations and was considered a development stage operation.

         Premier was incorporated in New York in September 2000, and in April 2001 entered into a merger agreement with Premier Entertainment Group and Explosion Promotions, Inc. Premier, as the parent of these two subsidiaries has been engaged in business as a diversified sports entertainment business specializing in the sports field of boxing as well as celebrity and athlete procurement, advertising, consulting and corporate sponsorships. Reference is made to Note 7 for a further discussion of the mergers and share exchange between Jaguar and Premier.

         The acquisition of all the issued and outstanding shares of Premier's common stock was completed on December 19, 2001 by a share exchange (the "Share Exchange") whereby Jaguar acquired 388,889 shares of Premier's common stock in exchange for 1,000,000 of Jaguar's common stock issued to the shareholders of Premier represented approximately 8% of the total issued and outstanding share of Jaguar common stock immediately after the Share Exchange.

Note 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

         Principles of Consolidation:
         ----------------------------

         The consolidated financial statements include the accounts of Jaguar Investments, Inc. and subsidiaries; Premier Sports Media and Entertainment Group, Inc., Premier Entertainment Group, Inc. (formerly CNB Sports and Entertainment, Inc.) and Explosion Promotions, Inc. (formerly Premier Boxing, Inc.) and Inside the Ring, Inc. All significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition:
         --------------------

         Currently the Company recognizes revenues as follows:

         Boxing Promotions - revenues are recognized when events take place and income is received from gate receipts and ancillary sales (food, promotional items, etc.) guaranteed promotions, or sharing of a fighter's purse.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

         Revenue Recognition (Continued):
         --------------------------------

         Gym and Training Facility - revenues are recognized when customers attend and utilize the facility. Yearly or other than day to day membership fees are amortized over their life.

         Inside the Ring - to date there has been no revenue. Production costs advanced by the Company on behalf of Inside the Ring have been expensed. Future revenues will be accrued and reported as income as they related to production periods.

         Other Sports Related - the Company recognizes revenue when service is provided. Upon notification of film product placement support or celebrity and athlete appearance, etc., the customer receiving the service is invoiced.

         Use of Estimates:
         -----------------

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Property and Equipment:
         -----------------------

         Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from five to seven years.

         Cash and Cash Equivalents:
         --------------------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Advertising Expense:
         --------------------

         The cost of advertising is expensed as incurred. The Company incurred $3,648 and $69,060 in advertising costs during 2001 and 2000, respectively.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Fair Value of Financial Instruments:
         ------------------------------------

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate the fair value because of their short maturities.

         Impairment of Long-Lived Assets:
         --------------------------------

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

         Concentration of Credit Risk:
         -----------------------------

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments.

         Loss per Share:
         ---------------

         The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement was retroactively applied to the prior loss per share but did not have any effect.

         Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the years ended December 31, 2001 and 2000 was 11,359,863 shares and 1,774,481 shares, respectively.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Business Segment:
         -----------------

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment. In addition, Management believes that although they market their services differently, all the services are provided to the entertainment industry.

         New Accounting Pronouncements:
         ------------------------------

         During the period ended March 31, 2001, the Company adopted SFAS No.
         133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of their assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 and its application to amounts currently included in the Corporation's balance sheet will not have a material impact on the Corporation's accounting and disclosures.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         New Accounting Pronouncements (Continued):
         ------------------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Corporation's balance sheet will not have a material impact on the Corporation's accounting and disclosures.

         Income Taxes:
         -------------

         The company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

         At December 31, 2001, the Company had a net operating loss carryforward of $3,847,424. The Company's deferred tax asset relating to the net operating loss carryforward was approximately $1,308,124. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance because of the possibility that the Company may not be able to continue as a going concern.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Going Concern:
         --------------

         Although the Company is no longer a Development Stage Company and has a continuing revenue stream, it has incurred significant operating losses and negative working capital. This raises doubt about its ability to continue as a going concern. While the Company has been able to meet its obligations, the revenue stream has not been sufficient to do so and it does not have significant cash or other material assets to apply generally accepted accounting principles applicable to a going concern, which contemplate the continued realization of assets and liquidation of liabilities in the normal course of business. It is the intent of the Company to raise additional capital, seek business partners and opportunities that will generate profits and until that time it may have to depend on shareholders of the Company to meet its continuing operating needs.

Note 3 - Property and Equipment:
--------------------------------

         Property and equipment are summarized by major classifications as follows:

                                               Useful Lives      2001        2000
                                               ------------    ---------   ---------
            Furniture and fixtures              5 - 7 years    $  61,028   $      --

            Less: accumulated depreciation
                and amortization                                  39,446          --
                                                               ---------   ---------
                                                               $  21,052   $      --
                                                               =========   =========

         Depreciation expense was $10,037 and $-0- for the years ended December 31, 2001 and 2000, respectively.

Note 4 - Prepaid Expenses:
--------------------------

         Prepaid expenses are summarized as follows:

                                                            December 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
             Prepaid insurance                        $      646   $       --
                                                      ==========   ==========

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 5 - Notes Payable and Long-Term Debt:
------------------------------------------

         Notes Payable and Long-Term Debt consisted of the following obligations at December 31, 2001:

         Notes Payable-D.A.R. Group, Inc. due on March 31, 2002 with interest at 8% and 10% annually.
                                                                      $1,914,183
                                                                      ==========

         The notes were assumed as part of Premier's merger with Expression and CNB, and were unpaid on March 31, 2002. The Company and D.A.R. are in the process of negotiating an amendment to the note extending the due date, however, there is no assurance this will occur and currently, the Company is in default.

Note 6 - Income Taxes:
----------------------

         The components of the (provision) benefit for income taxes and deferred tax asset and liability are shown below. However, a 100% valuation allowance has been provided since it is more likely than not these items will either expire before the Company is able to realize their benefit or future deductibility is uncertain.

                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
            Deferred tax asset - current - Federal   $ 1,308,124    $     4,692
            Deferred tax liability - current                  --             --
                                                     -----------    -----------
            Net                                        1,308,124          4,692
            Less: Valuation allowance                 (1,308,124)        (4,692)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

            Current income tax benefit               $ 1,308,124    $     4,692
            Less: Valuation allowance                 (1,308,124)        (4,692)
                                                     -----------    -----------
            Net benefit                              $        --    $        --
                                                     ===========    ===========


         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 7 - Stockholders' Equity:
------------------------------

         In February 2001, the Board of Directors adopted and shareholders approved an increase in the authorized shares of its common stock from 20,000,000 to 100,000,000, and 1,000,000 shares of preferred stock, par value $.01.

         On December 19, 2001, the Company consummated its agreement and plan of share exchanges dated September 24, 2001 and amended November 9, 2001. In accordance with the exchange agreement, Jaguar issued 1,000,000 shares of its common stock to the shareholders of Premier Sports Media and Entertainment Group, Inc. in exchange for the 388,889 shares held by Premier shareholders. Immediately following the closing, the majority shareholder of Jaguar owning 10,000,000 shares of Jaguar common stock sold 9,000,000 of his shares to R & M Capital Partners, Inc. and certain other parties. The sole shareholder of R & M also was a shareholder in Premier. Additionally, R & M received 6,500,000 shares of the 9,000,000 and, therefore, is a controlling shareholder of Jaguar. As part of the exchange agreement with Premier, the Company assumed debt in excess of the Premier assets.

         As previously discussed, SFAS # 142, "Goodwill and Other Intangible Assets" addresses the amortization of goodwill. Goodwill acquired after June 30, 2001 in a business combination shall not be amortized, but reviewed at least annually for impairment. Accordingly, the Company has not provided for any amortization and will review for impairment in 2002.

         On October 31, 2001, the Company issued 100,000 shares of its common stock in settlement for certain services rendered regarding a reorganization transaction of the Company on March 30, 2000 that was not completed.

         On April 10th and April 5, 2001, Premier Sports Media and Entertainment Group, Inc. merged with Premier Boxing, Inc. (formerly Explosion Promotions, Inc.) and Premier Entertainment Group, Inc. (formerly CNB Sports and Entertainment, Inc.), respectively. Premier controls all of the outstanding shares of its subsidiaries as a result of these mergers.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 8 - Employee Stock Compensation Plan:
------------------------------------------

         In January 2001, the Board of Directors adopted and the shareholders approved the 2001 Employee Stock Compensation Plan. The plan allows for a maximum number of 5,000,000 shares to be awarded, however, issuance is always limited to 20% of the outstanding shares of common stock. No shares were issued in 2001, however, subsequent to December 31, 2001, 1,800,000 shares were issued to employees.

Note 9 - Commitments and Contingencies:
---------------------------------------

         The Company presently has unpaid payroll taxes owed to the Internal Revenue Service and state and local tax authorities. At any time, the Internal Revenue Service and/or other tax authorities could declare the Company in default of their fiduciary responsibility and file a tax lien against the assets of the Company or take other action, which would have a material adverse effect on the Company's business.

         The Company no longer occupies space in any of its leased facilities and does not anticipate any liability to the lessors. Rent expense was $185,297 and $0 respectively for the years ended December 31, 2001 and 2000.

Note 10- Subsequent Events:
---------------------------

         On March 25, 2002, the Company entered into a Memorandum of Understanding with First Responder, Inc. ("Responder"), pursuant to which Responder agreed to merge with and into the Company subject to the execution of a definitive agreement between the parties. The Memorandum of Understanding contemplates the issuance of up to an aggregate of 4,615,385 shares of the Company's common stock upon the consummation of the merger.

         Based in New York, Responder was incorporated in January 2002. Its core businesses include developing, marketing and instituting a modular curriculum of professional and secular directed disaster awareness and response training seminars, assembling, marketing and distributing consumer disaster survival and response kits, and providing risk/threat assessment services.

         Although the Memorandum of Understanding with Responder is non-binding, both parties have agreed to negotiate in good faith with the view to executing a definitive agreement as soon as practicable. It is expected that the definitive agreement will contain various conditions to closing of the transaction, which is expected to occur on or before July 1, 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York
         May 20, 2002
                                       JAGUAR INVESTMENTS, INC.

                                       By: /s/ GREGORY RICCA
                                           -------------------------------------
                                           Name:  Gregory Ricca
                                           Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                              Title                        Date
---------                              -----                        ----

/s/ GREGORY RICCA                      President, CEO               May 20, 2002
---------------------------            and Director
Gregory Ricca