Form 10KSB/A
period 2001-12-31
JAGUAR INVESTMENTS INC
filed 2002-05-21
CIK 1082733

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

(c) Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------

3.1 (i)(a)            Articles of Incorporation.(**)

3.1 (i)(b)            Certificate of Amendment to Articles of Incorporation.(**)

3.1 (ii)              Bylaws.(**)

10.1 Agreement and Plan of Share Exchange, dated as of September 24, 2001, by and among Jaguar Investments, Inc., Premier Sports Media and Entertainment Group, Inc. and certain shareholders of Premier Sports Media and Entertainment Group, Inc. (omitting all schedules and exhibits. (*)(**)

10.2 Amendment No. 1 to Agreement and Plan of Share Exchange, dated as November 8, 2001, by and among Jaguar Investments, Inc., Premier Sports Media and Entertainment Group, Inc. and certain shareholders of Premier Sports Media and Entertainment Group, Inc.(**)

10.3 Amendment No. 2 to Agreement and Plan of Share Exchange, dated as November 9, 2001, by and among Jaguar Investments, Inc., Premier Sports Media and Entertainment Group, Inc. and certain shareholders of Premier Sports Media and Entertainment Group, Inc.(**)

10.4 Form of Registration Rights Agreement, dated as of December 21, 2001, by and between Jaguar Investments, Inc. and certain shareholders of Jaguar Investments, Inc.(**)

10.5 Consulting Agreement, dated as of May 1, 2001, by and between Premier Sports Media and Entertainment Group, Inc. and Lori Musumeci and/or Assigns.(**)

10.6 Consulting Agreement, dated as of June 1, 2001, by and between Explosion Promotions, Inc., a wholly owned subsidiary of Premier Sports Media and Entertainment Group, Inc., and Edward Troiano.(**)

10.7 Promotional Agreement, dated as of July 26, 1999, by and among Explosion Promotions, Inc., Eric Harding and Lorenzo de Clemente.(**)

10.8 Agreement between G.O.A.T and Premier Sports Media and Entertainment Group, Inc. dated as of October 16, 2001.

10.9 Letter of Agreement, dated as of December 28, 2001 by and among Jaguar Investments, Inc., Premier Sports Media Group, Inc., Silver Star Media Group, Inc. and Prestige International, Inc.

21.1                  Subsidiaries of Registrant.(**)

23.1                  Consent of Liebman Goldberg & Drogin, LLP

* The Registrant shall furnish all omitted schedules and exhibits to the Agreement and Plan of Share Exchange, dated as of September 24, 2001, by and among Jaguar Investments, Inc, Premier Sports Media Group, Inc and the shareholders thereof, upon request of the Securities and Exchange Commission.

**                    Previously filed.

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

Dated:   New York
         May 21, 2002
                                       JAGUAR INVESTMENTS, INC.

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

Signature                              Title                        Date
---------                              -----                        ----

/s/ GREGORY RICCA                      President, CEO               May 21, 2002
---------------------------            and Director
Gregory Ricca