Form 10QSB
period 2002-03-31
JAGUAR INVESTMENTS INC
filed 2002-05-31
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

For Quarter Ended March 31, 2002       Commission File Number 0-25753
                  --------------                              -------

                            JAGUAR INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                       87-0449667
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

545 8th Avenue, Suite 401, New York, New York                            10018
---------------------------------------------                         ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 841-0916

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

   Class                                        Outstanding as of March 31, 2002
Common Stock                                               14,210,000
------------                                               ----------

                            JAGUAR INVESTMENTS, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 March 31, 2002


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements ..............................................1

            Consolidated Balance Sheet as of March 31, 2002 and
            December 2001 (unaudited)..........................................1

            Consolidated Statements of Operations for the three months ended
            March 31, 2002 and 2001 (unaudited)................................2

            Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)..........................3

            Notes to Consolidated Financial Statements.........................4


Item 2.     Management's Discussion and Analysis or Plan of Operation..........5

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..................................................7

Item 2.     Changes in Securities..............................................7

Item 3.     Defaults Upon Senior Securities....................................7

Item 4.     Submission of Matters to a Vote of Security Holders................7

Item 5.     Other Information..................................................7

Item 6.     Exhibits and Reports on Form 8-K...................................7

SIGNATURES.....................................................................8

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 JAGUAR INVESTMENTS, INC.

                                CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)

                                          Assets


                                                                March 31,     December 31,
                                                                  2002            2001
                                                               -----------    -----------
Current Assets:
   Prepaid expenses                                            $       646    $       646
                                                               -----------    -----------
         Total current assets                                          646            646
                                                               -----------    -----------

Property and Equipment, net of accumulated
   depreciation of $41,471 and $39,446, respectively                19,557         21,582
                                                               -----------    -----------

Other Assets;
   Goodwill                                                        299,034        299,034
   Investments                                                      15,000         15,000
   Security deposits                                                29,837         29,837
                                                               -----------    -----------
         Total other assets                                        343,871        343,871
                                                               -----------    -----------

         Total assets                                          $   364,074    $   366,099
                                                               ===========    ===========


                          Liabilities and Stockholders' (Deficit)

Current Liabilities:
   Notes payable                                               $ 1,914,183    $ 1,914,183
   Accounts payable and accrued expenses                         2,185,556      2,125,066
                                                               -----------    -----------
         Total current liabilities                               4,099,739      4,039,249
                                                               -----------    -----------

Stockholders' (Deficit):
   Preferred stock, $.001 par value per share 1,000,000
      shares authorized and $-0- issued and outstanding                 --             --
   Common stock, $.001 par value per share 100,000,000
      shares authorized and 14,210,000 and 12,410,000
      shares issued and outstanding in 2002 and 2001,
      respectively                                                  14,210         12,410
   Additional paid-in capital in excess of par value             2,221,445        243,245
   Deficit                                                      (5,971,320)    (3,928,805)
                                                               -----------    -----------
         Total stockholders' (deficit)                          (3,735,665)    (3,673,150)
                                                               -----------    -----------

         Total liabilities and stockholders' (deficit)         $   364,074    $   366,099
                                                               ===========    ===========


                 See accompanying notes to financial statements.

                               JAGUAR INVESTMENTS, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the three months ended March 31,

                                      (Unaudited)


                                                                2002           2001
                                                            -----------    -----------

Revenue                                                     $        --    $        --

Cost of sales                                                        --             --
                                                            -----------    -----------

Gross profit                                                         --             --

Expenses:
   Selling, general and administrative                        1,998,500          2,012
                                                            -----------    -----------

(Loss) before depreciation and interest expense              (1,998,500)        (2,012)

Interest                                                         41,990

Depreciation                                                      2,025             --
                                                            -----------    -----------

Net (loss)                                                  $(2,042,515)   $    (2,012)
                                                            ===========    ===========

Net (loss) per share (basic and diluted) based
   upon 14,010,000 and -0- weighted average
   shares outstanding shares for March 31, 2002 and 2001,
   respectively                                             $     (0.15)   $        --
                                                            ===========    ===========


                 See accompanying notes to financial statements.

                             JAGUAR INVESTMENTS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended March 31,

                                    (Unaudited)


Cash Flows from Operating Activities:                       2002           2001
                                                        -----------    -----------
    Net (loss)                                          $(2,042,515)   $    (2,012)

Adjustments to Reconcile Net (Loss) to Cash
  (Used in) Operating Activities:
    Depreciation and amortization                             2,025             --

  Changes in Assets and Liabilities:
    Increase in accounts payable and accrued expenses        60,490          2,012
                                                        -----------    -----------

        Net cash (used in) operating activities          (1,980,000)            --

Cash Flows from Financing Activities:
    Shares for services                                   1,980,000             --
                                                        -----------    -----------

        Net cash provided by financing activities                --             --

Increase in cash                                                 --             --

Cash, beginning of period                                        --             --
                                                        -----------    -----------

Cash,  end of period                                    $        --    $        --
                                                        ===========    ===========

Supplemental Disclosures:
    Income tax                                          $        --    $        --
                                                        ===========    ===========

    Interest paid                                       $        --    $        --
                                                        ===========    ===========


                 See accompanying notes to financial statements.

                            JAGUAR INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002


Note 1 - Basis of Presentation:
-------------------------------

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principles of Consolidation:
------------------------------------

         The consolidated financial statements include the accounts of Jaguar Investments, Inc., and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Stockholders' (Deficit):
---------------------------------

         On January 11, 2002, the Company in accordance with the provisions of its employee stock compensation plan issued 1,800,000 shares of its common stock to consultants to the Company for future services to be rendered. The issuance was in accordance with provisions of the plan.

Note 4 - Other Event:
---------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis or plan of operations provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

         Statements in this Form 10-QSB as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on its behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and certainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends, "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's report and registration statements filed with the Securities and Exchange Commission.

         Overview

         Since its inception, the Company, as a development stage company, historically operated with minimal assets or capital and with no significant operations or income until it acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier") on December 19, 2001. Notwithstanding the acquisition of Premier, the Company has continued to operate with no significant income. This is due, in part, to Premier's limited operating history and the problems, expenses and difficulties frequently encountered by new businesses in general and the sports, media and entertainment businesses in particular. Accordingly, the Company does not believe that comparisons between the results of operations for the three months ended March 31, 2002 to the results of operations for the three months ended March 31, 2001 would be meaningful.

         Plan of Operations

         During the next 12 months, the Company will actively seek out and investigate possible additional business opportunities with the intent to build on Premier's operations and/or acquire or merge with one or more business ventures. Until a successful business combination can be effected, management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the Company pursuant to the Company's recently adopted 2001 Employee Stock Compensation Plan (the "Plan"). In accordance with the provisions of the Plan, the Company has issued to date 1,800,000 shares of its common stock to consultants to the Company for future services to be rendered. Further, the Company's sole director will defer any compensation until such time as the Company's resources permit and will strive to have the any new business opportunities provide his remuneration. However, if the Company engages outside advisors or consultants in its search for further business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

         The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or are willing to accept options, warrants or shares of the Company's common stock as payment. Management is confident that it will be able to operate in this manner and to continue its development activities during the next 12 months.

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

Liquidity and Capital Resources

         The Company has incurred losses to date. The Company's accumulated deficit of approximately $3,928,805 at December 31, 2001 increased to $5,971,320 at March 31, 2002 as a result of a quarterly operating loss of $2,042,515, of which approximately $1,980,000 is attributable to the issuance of 1,800,000 shares of the Company's common stock in accordance with the Plan. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. The Company did not have any cash on hand or cash equivalents at December 31, 2001 and March 31, 2002. The Company is attempting to raise additional financing through the sale of equity securities and/or debt instruments. Any additional sales of equity securities is likely to have a dilutive effect upon existing shareholders and any debt instruments issued may contain restrictions on the Company's operations. If it is unable to raise additional financing, the Company may have to curtail or cease operations.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Under Senior Securities
         --------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  1. Report on Form 8-K/A filed with the Securities and Exchange Commission on January 10, 2002 with respect to Item 1. Changes in Control of Registrant and Item
                           2. Acquisition or Disposition of Assets of
                           Registrant.

                  2. Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2002 with respect to Item 1. Changes in Control of Registrant and Item
                           2. Acquisition or Disposition of Assets of
                           Registrant.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JAGUAR INVESTMENTS, INC.



                                       By: /s/ GREGORY RICCA
                                           -------------------------------------
                                           Name: Gregory Ricca
                                           Title: President and Chief Executive
                                                  Officer

DATE: May 31, 2002