Form 10QSB
period 2002-06-30
JAGUAR INVESTMENTS INC
filed 2002-08-19
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2002


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  ________________    to     _________________

For Quarter Ended  June 30, 2002    Commission File Number   0-25753
                   -------------                             -------

                            JAGUAR INVESTMENTS, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)


           Nevada                                      87-0449667
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

545 8th Avenue, Suite 401, New York, New York                 10018
-----------------------------------------------             ----------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (212) 841-0916

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X]   No [ ]

   Class                                     Outstanding as of August 16, 2002
Common Stock                                           15,210,000
-------------                                         ------------

                            JAGUAR INVESTMENTS, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2002


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................3

Item 2.    Management's Discussion and Analysis or Plan of Operations........3

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................6

Item 2.    Changes in Securities.............................................6

Item 3.    Defaults Upon Senior Securities...................................6

Item 4.    Submission of Matters to a Vote of Security Holders...............6

Item 5.    Other Information.................................................6

Item 6.    Exhibits and Reports on Form 8-K..................................6

SIGNATURES...................................................................7

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  The financial statements are included following the signature page, beginning at F-1. See Index to the Financial Statements.


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

         Overview

         Since its inception, the Company, as a development stage company, historically operated with minimal assets or capital and with no significant operations or income until it acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier"), on December 19, 2001. Notwithstanding the acquisition of Premier, the Company has continued to operate with no significant income. This is due, in part, to Premier's limited operating history and the problems, expenses and difficulties frequently encountered by new businesses in general and the sports, media and entertainment businesses in particular. Accordingly, the Company does not believe that comparisons between the results of operations for the current period with prior periods would be meaningful.


         Plan of Operations

         During the next 12 months, the Company will actively seek out and investigate possible additional business opportunities with the intent to build on Premier's operations and/or acquire or merge with one or more business ventures. Until a successful business combination can be effected, management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company may also issue options, warrants or shares of its common stock to consultants who perform services for the Company pursuant to the Company's 2001 Employee Stock Compensation Plan (the "Plan"). In accordance with the provisions of the Plan, the Company has issued to date 2,300,000 shares of its common stock to consultants to the Company for future services to be rendered. Further, the Company's sole director and president will defer any compensation until such time as the Company's resources permit and will strive to have the any new business opportunities provide his remuneration. However, the Company sole director and president is eligible to receive grants under the Company's Plan and may accept such a grant on account of past services. If the Company engages outside advisors or consultants in its search for further business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

Liquidity and Capital Resources

         The Company has incurred losses to date. The Company's accumulated deficit at June 30, 2002 was 3,266,305 of which approximately $2,585,000 is attributable to the issuance of 2,300,000 shares of the Company's common stock in accordance with the Plan. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. The Company did not have any cash on hand or cash equivalents at June 30, 2001 and June 30, 2002. The Company is attempting to raise additional financing through the sale of equity securities and/or debt instruments. Any additional sales of equity securities is likely to have a dilutive effect upon existing shareholders and any debt instruments issued may contain restrictions on the Company's operations. If it is unable to raise additional financing, the Company may have to curtail or cease operations.

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                           99.1 Certification of Principal Executive and Financial Officer, dated August 16, 2002

                  (b)      Reports on Form 8-K

                           On May 15, 2002, it filed a Current Report on Form 8-K reporting an event under "Item 4. Changes in Registrant's Certifying Accountant."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                JAGUAR INVESTMENTS, INC.


                                By: /s/ GREGORY RICCA
                                    --------------------------------------
                                    Name: Gregory Ricca
                                    Title: President and Chief Executive Officer

DATE:  August 16, 2002

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001
(unaudited)..................................................................F-1

Consolidated Statements of Operations for the six months ended
June 30, 2002 and June 30, 2001 (unaudited)..................................F-2

Consolidated Statements of Operations for the three months ended
June 30, 2002 and June 30, 2001 (unaudited)..................................F-3

Consolidated Statements of Cash Flows for the three months ended
June 30, 2002 and June 30, 2001 (unaudited)..................................F-4

Notes to Consolidated Financial Statements...................................F-5

                            JAGUAR INVESTMENTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     Assets

                                                                   June 30,      December 31,
                                                                    2002            2001
                                                                 ------------    ------------
Current Assets:
  Prepaid expenses                                               $    593,042    $        646
                                                                 ------------    ------------
       Total current assets                                           593,042             646
                                                                 ------------    ------------
Property and Equipment, net of accumulated
  depreciation of $43,496 and $39,446, respectively                    17,532          21,582
                                                                 ------------    ------------
Other Assets;
  Goodwill                                                            299,034         299,034
  Investments                                                          15,000          15,000
  Security deposits                                                    29,837          29,837
                                                                 ------------    ------------
       Total other assets                                             343,871         343,871
                                                                 ------------    ------------

       Total assets                                              $    954,445    $    366,099
                                                                 ============    ============

                     Liabilities and Stockholders' (Deficit)

Current Liabilities:
  Notes payable                                                  $  2,010,860    $  1,914,183
  Accounts payable and accrued expenses                             2,209,890       2,125,066
                                                                 ------------    ------------
       Total current liabilities                                    4,220,750       4,039,249
                                                                 ------------    ------------
Stockholders' (Deficit):
  Preferred stock, $.001 par value per share 1,000,000
    shares authorized and $-0- issued and outstanding                     -               -
  Common stock, $.001 par value per share 100,000,000
    shares authorized and 14,710,000 and 12,410,000
    shares issued and outstanding in 2002 and 2001,
    respectively                                                       14,710          12,410
  Additional paid-in capital in excess of par value                 2,825,945         243,245
  Deficit                                                          (6,106,960)     (3,928,805)
                                                                 ------------    ------------
       Total stockholders' (deficit)                               (3,266,305)     (3,673,150)
                                                                 ------------    ------------

       Total liabilities and stockholders' (deficit)             $    954,445    $    366,099
                                                                 ============    ============

                 See accompanying notes to financial statements.


                            JAGUAR INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the six months ended June 30,

                                   (Unaudited)

                                                                    2002            2001
                                                                ------------    ------------
Revenue                                                         $        -      $        -

Cost of sales                                                            -               -
                                                                ------------    ------------

Gross profit                                                             -               -

Expenses:
  Selling, general and administrative                              2,089,781          27,859
                                                                ------------    ------------

(Loss) before depreciation and interest expense                   (2,089,781)        (27,859)

Interest                                                              84,324

Depreciation                                                           4,050             -
                                                                ------------    ------------

Net (loss)                                                      $ (2,178,155)   $    (27,859)
                                                                ============    ============
Net (loss) per share (basic and diluted) based
  upon 14,140,055 and -0- weighted average
  shares outstanding shares for June 30, 2002 and 2001,
  respectively                                                  $      (0.16)   $        -
                                                                ============    ============

                 See accompanying notes to financial statements.

                            JAGUAR INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended June 30,

                                   (Unaudited)

                                                                    2002            2001
                                                                ------------    ------------
Revenue                                                         $        -      $        -

Cost of sales                                                            -               -
                                                                ------------    ------------

Gross profit                                                             -               -

Expenses:
  Selling, general and administrative                                 91,281          25,847
                                                                ------------    ------------

(Loss) before depreciation and interest expense                      (91,281)        (25,847)

Interest                                                              42,334             -

Depreciation                                                           2,025             -
                                                                ------------    ------------

Net (loss)                                                      $   (135,640)   $    (25,847)
                                                                ============    ============
Net (loss) per share (basic and diluted) based
  upon 14,140,055 and -0- weighted average
  shares outstanding shares for June 30, 2002 and 2001,
  respectively                                                  $      (0.01)   $        -
                                                                ============    ============

                 See accompanying notes to financial statements.

                            JAGUAR INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,

                                   (Unaudited)

Cash Flows from Operating Activities:                                2002           2001
                                                                 ------------   ------------
   Net (loss)                                                    $ (2,178,155)  $    (27,859)

Adjustments to Reconcile Net (Loss) to Cash
  (Used in) Operating Activities:
   Depreciation and amortization                                        4,050            -

Changes in Assets and Liabilities:
   Inrease in prepaid expenses                                       (592,396)           -
   Increase in accounts payable and accrued expenses                   96,677         25,749
                                                                 ------------   ------------

      Net cash (used in) operating activities                      (2,669,824)        (2,110)
                                                                 ------------   ------------

Cash Flows from Financing Activities:
   Contribution of capital by shareholder                                 -            2,110
   Shares for services                                              2,585,000            -
   Increase in note payable                                            84,824            -
                                                                 ------------   ------------

      Net cash provided by financing activities                     2,669,824          2,110
                                                                 ------------   ------------

Increase in cash                                                          -              -

Cash, beginning of period                                                 -              -
                                                                 ------------   ------------

Cash, end of period                                              $        -     $        -
                                                                 ============   ============

Supplemental Disclosures:
   Income tax                                                    $        -     $        -
                                                                 ============   ============

   Interest paid                                                 $        -     $        -
                                                                 ============   ============

                 See accompanying notes to financial statements.

                            JAGUAR INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002




Note 1 - Basis of Presentation:
-------------------------------

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the six and three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principles of Consolidation:
-------------------------------------

         The consolidated financial statements include the accounts of Jaguar Investments, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Stockholders' (Deficit):
---------------------------------

         During the quarter ended June 30, 2002, the Company issued 500,000 shares of stock for consulting services to be provided until June 2004. The value of this transaction was $605,000 based upon the fair market value of the Company's common stock at the issue date.

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

                            JAGUAR INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002




Note 4 - Other Event (Continued):
---------------------------------

         Although the Memorandum of Understanding with Responder is non-binding, both parties have agreed to negotiate in good faith with the view to executing a definitive agreement as soon as practicable. It is expected that the definitive agreement will contain various conditions to closing of the transaction, which is expected to occur on or before September 30, 2002.

Note 5 - Subsequent Event:
--------------------------

         On July 1, 2002, the Company agreed to extend its consulting agreement as described in Note 3 for an additional eighteen months to December 2005. As consideration for the extension, the Company issued an additional 500,000 shares having a fair market value of $662,500.