Form 10QSB
period 2002-09-30
JAGUAR INVESTMENTS INC
filed 2002-11-19
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     For Quarter Ended September 30, 2002         Commission File Number 0-25753
                       ------------------                                -------

                            JAGUAR INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                       87-0449667
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

545 8th Avenue, Suite 401, New York, New York                   10018
-----------------------------------------------               ----------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (212) 841-0916

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [X]    No [ ]

   Class                                     Outstanding as of November 18, 2002
Common Stock                                             15,510,000
------------                                             ----------

                            JAGUAR INVESTMENTS, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               September 30, 2002


                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................  1

Item 2.   Management's Discussion and Analysis or Plan of Operations.......  8

Item 3    Controls and Procedures.......................................... 10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 11

Item 2.   Changes in Securities............................................ 11

Item 3.   Defaults Upon Senior Securities.................................. 11

Item 4.   Submission of Matters to a Vote of Security Holders.............. 11

Item 5.   Other Information................................................ 11

Item 6.   Exhibits and Reports on Form 8-K................................. 11

SIGNATURES................................................................. 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         [INDEX TO FINANCIAL STATEMENTS]

         Consolidated Balance Sheet as of September 30, 2002 and
         December 31, 2001 (unaudited for September 30, 2002 period)........ 2

         Consolidated Statements of Operations for the nine months ended
         September 30, 2002 and September 30, 2001 (unaudited).............. 3

         Consolidated Statements of Operations for the three months ended
         September 30, 2002 and September 30, 2001 (unaudited).............. 4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and September 30, 2001 (unaudited).............. 5

         Notes to Consolidated Financial Statements......................... 6

                                 JAGUAR INVESTMENTS, INC.

                                CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)

                                          Assets


                                                              September 30,   December 31,
                                                                   2002           2001
                                                               -----------    -----------
Current Assets:
   Prepaid expenses                                            $ 1,175,776    $       646
                                                               -----------    -----------
         Total current assets                                    1,175,776            646
                                                               -----------    -----------

Property and Equipment, net of accumulated
   depreciation of $45,521 and $39,446, respectively                15,507         21,582
                                                               -----------    -----------

Other Assets;
   Goodwill                                                        299,034        299,034
   Investments                                                      15,000         15,000
   Security deposits                                                29,837         29,837
                                                               -----------    -----------
         Total other assets                                        343,871        343,871
                                                               -----------    -----------

         Total assets                                          $ 1,535,154    $   366,099
                                                               ===========    ===========

                          Liabilities and Stockholders' (Deficit)

Current Liabilities:
   Notes payable                                               $ 2,010,860    $ 1,914,183
   Accounts payable and accrued expenses                         2,263,424      2,125,066
                                                               -----------    -----------
         Total current liabilities                               4,274,284      4,039,249
                                                               -----------    -----------

Stockholders' (Deficit):
   Preferred stock, $.001 par value per share 1,000,000
      shares authorized and $-0- issued and outstanding                 --             --
   Common stock, $.001 par value per share 100,000,000
      shares authorized and 15,510,000 and 12,410,000
      shares issued and outstanding in 2002 and 2001,
      respectively                                                  15,510         12,410
   Additional paid-in capital in excess of par value             3,881,895        243,245
   Deficit                                                      (6,636,535)    (3,928,805)
                                                               -----------    -----------
         Total stockholders' (deficit)                          (2,739,130)    (3,673,150)
                                                               -----------    -----------

         Total liabilities and stockholders' (deficit)         $ 1,535,154    $   366,099
                                                               ===========    ===========


                 See accompanying notes to financial statements.

                                 JAGUAR INVESTMENTS, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the nine months ended September 30,

                                        (Unaudited)


                                                                    2002           2001
                                                                -----------    -----------

Revenue                                                         $        --    $        --

Cost of sales                                                            --             --
                                                                -----------    -----------

Gross profit                                                             --             --

Expenses:
   Selling, general and administrative                            2,574,997         28,770
                                                                -----------    -----------

(Loss) before depreciation and interest expense                  (2,574,997)       (28,770)

Interest                                                            126,658

Depreciation                                                          6,075             --
                                                                -----------    -----------

Net (loss)                                                      $(2,707,730)   $   (28,770)
                                                                ===========    ===========

Net (loss) per share (basic and diluted) based
   upon 14,575,441 and -0- weighted average
   shares outstanding shares for September 30, 2002 and 2001,
   respectively                                                 $     (0.19)   $        --
                                                                ===========    ===========


                 See accompanying notes to financial statements.

                               JAGUAR INVESTMENTS, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended September 30,

                                      (Unaudited)


                                                                   2002         2001
                                                                ---------    ---------

Revenue                                                         $      --    $      --

Cost of sales                                                          --           --
                                                                ---------    ---------

Gross profit                                                           --           --

Expenses:
   Selling, general and administrative                            485,216          911
                                                                ---------    ---------

(Loss) before depreciation and interest expense                  (485,216)        (911)

Interest                                                           42,334           --

Depreciation                                                        2,025           --
                                                                ---------    ---------

Net (loss)                                                      $(529,575)   $    (911)
                                                                =========    =========

Net (loss) per share (basic and diluted) based
   upon 14,140,055 and -0- weighted average
   shares outstanding shares for September 30, 2002 and 2001,
   respectively                                                 $   (0.04)   $      --
                                                                =========    =========


                 See accompanying notes to financial statements.

                             JAGUAR INVESTMENTS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the nine months ended September 30,

                                    (Unaudited)


                                                            2002           2001
                                                        -----------    -----------
Cash Flows from Operating Activities:
    Net (loss)                                          $(2,707,730)   $   (28,770)

Adjustments to Reconcile Net (Loss) to Cash
  (Used in) Operating Activities:
    Depreciation and amortization                             6,075             --

  Changes in Assets and Liabilities:
    Inrease in prepaid expenses                          (1,175,130)            --
    Increase in accounts payable and accrued expenses       150,211         24,142
                                                        -----------    -----------

        Net cash (used in) operating activities          (3,726,574)        (4,628)
                                                        -----------    -----------

Cash Flows from Financing Activities:
    Contribution of capital by shareholder                       --          4,628
    Shares for services                                   3,641,750             --
    Increase in note payable                                 84,824             --
                                                        -----------    -----------

        Net cash provided by financing activities         3,726,574          4,628
                                                        -----------    -----------

Increase in cash                                                 --             --

Cash, beginning of period                                        --             --
                                                        -----------    -----------

Cash,  end of period                                    $        --    $        --
                                                        ===========    ===========

Supplemental Disclosures:
    Income tax                                          $        --    $        --
                                                        ===========    ===========

    Interest paid                                       $        --    $        --
                                                        ===========    ===========


                 See accompanying notes to financial statements.

                            JAGUAR INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002


Note 1 - Basis of Presentation:
-------------------------------

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the nine and three month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results to be expected for the full year.

Note 2 - Principles of Consolidation:
-------------------------------------

         The consolidated financial statements include the accounts of Jaguar Investments, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Going Concern:
-----------------------

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to raise additional capital and seek business opportunities that will generate a profit. Until that time, the principal shareholders of the Company have committed to meeting its minimal operating needs.

Note 4 - Stockholders' (Deficit):
---------------------------------

         During the quarter ended September 30, 2002, the Company issued 500,000 shares of stock in consideration for extending an existing consulting agreement by eighteen months to December 2005. The value of this transaction was $675,000 based upon the fair market value of the Company's common stock at the issue date. The Company also issued an additional 300,000 shares having a fair market value at the date of issue of $381,750. These shares were issued for past services rendered to the company by the Chief Executive and Financial Officer (30,000 shares) and a consultant (270,000 shares).

                            JAGUAR INVESTMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002


Note 5 - Other Event:
---------------------

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

Note 6 - Subsequent Event:
--------------------------

         On November 6, 2002, the Company and First Responder executed the Share Exchange agreement whereby the Company will exchange 18,000,000 common shares and 1,000,000 preferred shares for all the outstanding shares of First Responder. The closing is to take place when certain conditions as outlined in the agreement are net. One of the conditions is the Company's sale of all its assets to the DAR Group, Inc. and to whom the Company owes approximately $2,000,000.

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

         Plan of Operations

         On November 6, 2002 the Company entered into a definitive Share Exchange Agreement (the "Agreement") pursuant to which the Company will acquire all of the issued and outstanding shares of First Responder Inc., ("First Responder") a company specializing in preparedness education, threat and risk assessment and mitigation and implementation of preparedness solutions.

         Once complete, the Agreement provides that the shareholders of First Responder will own an aggregate of 18,000,000 shares of the Company's common stock out of a total of 26,210,000 shares of common stock to be outstanding after the closing of the Agreement. One of the principal shareholders of First Responder will also receive 1,000,000 shares of the Company's preferred stock. The Company's preferred stock will be convertible into the Company's common stock at $.60 per share at the option of the holder, have a $1.00 per share liquidation preference and will entitle the holder thereof to vote as if such shares were converted into common stock. The closing of the transaction is contingent upon the fulfillment of certain customary and other conditions, including the Company reducing its fully diluted outstanding shares of its common stock to 8,210,000 prior to the closing, the receipt of certain releases and the sale of all of the Company's assets to DAR Group, Inc., to whom the Company owes approximately $2,000,000.

         The Company expects the transaction to close by December 31, 2002. However, there can be no assurance that the conditions precedent to closing the Agreement will be fulfilled or that the Agreement, although executed, will actually close; nor can there be any assurance that, if the acquisition of First Responder is not consummated, the Company will be able to identify any other suitable acquisition candidate, investment or opportunity, or consummate any other transaction. If the transaction does not close, the Company contemplates reviewing all of its current operations and considering all of its strategic alternatives with respect to such operations, including the possible sale or discontinuance of some or all thereof.

Liquidity and Capital Resources

         The Company has incurred losses to date. The Company's accumulated deficit at September 30, 2002 was $2,739,130. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. The Company did not have any cash on hand or cash equivalents at September 30, 2001 and September 30, 2002. The Company is attempting to raise additional financing through the sale of equity securities and/or debt instruments. Any additional sales of equity securities is likely to have a dilutive effect upon existing shareholders and any debt instruments issued may contain restrictions on the Company's operations. If it is unable to raise additional financing, the Company may have to curtail or cease operations.

Item 3.  Controls And Procedures

(a)      Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b)      Changes in Internal Controls.
         ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  99 Certification of Principal Executive and Financial Officer, dated November 18, 2002

         (b)      Reports on Form 8-K

                  None


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

                                       JAGUAR INVESTMENTS, INC.


                                       By: /s/ GREGORY RICCA
                                           -------------------------------------
                                           Name:  Gregory Ricca
                                           Title: President and Chief Executive
                                                  Officer

DATE: November 18, 2002

                                 CERTIFICATIONS
                                 --------------

I, Gregory Ricca, Chief Executive and Chief Financial Officer of Jaguar Investments, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Jaguar Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002                /s/ GREGORY RICCA
                                       -----------------------------------------
                                       Chief Executive and Chief
                                       Financial Officer