Form 10KSB
period 2002-12-31
JAGUAR INVESTMENTS INC
filed 2003-04-16
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                  FORM 10-KSB

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For  the  fiscal year ended DECEMBER 31, 2002     Commission File Number 0-25753
                            -----------------                            -------

                            JAGUAR INVESTMENTS, INC.
                            ------------------------
     (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

     NEVADA                                   87-0449667
     ------                                   ----------
 (STATE  OR  OTHER  JURISDICTION           (I.R.S.  EMPLOYER
OF  INCORPORATION  OR  ORGANIZATION)       IDENTIFICATION  NO.)

10400  GRIFFIN  ROAD,  #101  FORT  LAUDERDALE,  FLORIDA              33328
-------------------------------------------------------              -----
     (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                 (ZIP  CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (954) 680-6608
                                                            ---------------

SECURITIES  REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:      NONE
                                                                  -----

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    COMMON STOCK
                                                               -------------
                                                              (TITLE OF CLASS)


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

State  issuer's  revenue  for  its  most  recent  fiscal  year:  $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act: $16,525,303 as of March 31, 2003.

     ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE PAST FIVE YEARS

     Not  applicable.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock equity, as of March 31, 2003: 24,911,448 shares of common stock, par value $.001 per share (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):


Yes  [ ]      No  [x]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None

                                TABLE OF CONTENTS
                                -----------------


PART I                                                                   1 - 10

DESCRIPTION OF BUSINESS.                                                      1
DESCRIPTION OF PROPERTIES                                                     9
LEGAL PROCEEDINGS.                                                           10
SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS                           10

PART II                                                                 11 - 14

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                   12
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                 13
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.                                                                  14

PART III                                                                15 - 22

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.                         15
EXECUTIVE COMPENSATION                                                       16
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.              18
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                              19
EXHIBITS AND REPORTS ON FORM 8-K                                             19
CONTROLS  AND  PROCEDURES                                                    22

SIGNATURES                                                                   23

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

     HISTORY

     Jaguar Investments, Inc. ("Jaguar or the "Company") was formed in Nevada on October 28, 1987. Since inception, Jaguar did not engage in any material business operations until it acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier"). The acquisition of all the issued and outstanding shares of Premier's common stock was completed on December 19, 2001 by a share exchange (the "Share Exchange") whereby Jaguar acquired 388,889 shares of Premier's common stock in exchange for 1,000,000 of Jaguar's common stock, all of which were restricted regarding transferability. The shares of Jaguar's common stock issued to the shareholders of Premier represented approximately 8% of the total issued and outstanding shares of Jaguar common stock immediately after the Share Exchange. As a result of the Share Exchange, Jaguar carried on business through its wholly-owned subsidiary Premier and its subsidiaries.

     On November 6, 2002, Jaguar entered into a Share Exchange Agreement (the "Exchange Agreement") pursuant to which it agreed to acquire all of the issued and outstanding shares of First Responder Inc. ("First Responder"), a company specializing in preparedness education, threat and risk assessment and mitigation and implementation of preparedness solutions, in exchange for shares of Jaguar's common and preferred stock. The closing of the transaction was contingent upon the fulfillment of certain customary and other conditions. On January 8, 2003, First Responder terminated the Exchange Agreement, among other reasons, on account of the failure of the transaction to close on or before December 31, 2002 as provided in the Exchange Agreement. In February 2003, Jaguar, First Responder and certain other parties entered into a Settlement and Release Agreement. Such agreement provides, among other things, for a release by Jaguar and certain other parties of First Responder, its officers, directors, stockholders, affiliates and other agents and representatives of any liability arising out of the termination of the Exchange Agreement. In exchange therefore, First Responder agreed to issue to Jaguar shares of First Responder common stock equal to 5.5% of its total issued an outstanding shares of common stock. In addition, Jaguar agreed that for a period of three years it would not engage in any business that competes with the business of First Responder. The closing of the transactions contemplated under the agreement are subject to the satisfaction or waiver of numerous conditions on or before May 11, 2003. No assurance can be given that such conditions will be satisfied or waived on or before the required date.

     On March 11, 2003, Jaguar and its wholly owned subsidiary Jag2 Corporation, a Delaware corporation ("Merger Sub"), consummated an agreement and plan of merger (the "Merger Agreement") with Freight Rate, Inc. d/b/a Power2Ship, a Delaware company ("P2S"). Pursuant to the Merger Agreement, Merger Sub was merged with and into P2S and P2S survived as Jaguar's wholly owned subsidiary corporation. At the effective time of the merger, the P2S common, preferred, warrant and option holders exchanged their securities for an aggregate of (i) 29,768,523 shares of Jaguar common stock, options and warrants to purchase shares of Jaguar's common stock (12,051,448 shares of which were issued initially, with the remaining 17,717,075 shares underlying the options and warrants), (ii) 100,000 shares of Series X Preferred Stock and (iii) 87,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock has 200 votes per share and has the right to vote with the common shareholders in all matters, and is convertible into 231,477 shares of Jaguar's common stock at the holder's option. The Series X Preferred Stock is required to be converted on March 11, 2004 into as many as an additional 85,740,000 shares of common stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. If the entire $2.5 million of funding is consummated, the Series X Preferred Stock will be cancelled. Also, pursuant to the Merger Agreement, R & M Capital Partners, Inc. agreed to cancel 2,650,000 shares of its Jaguar common stock. The foregoing summary of the Merger Agreement is qualified by reference to the complete text of the Merger Agreement which is filed as an exhibit to Jaguar's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2003 (the "Jaguar Current Report").

     Simultaneous with the P2S merger, Jaguar entered into a Stock Purchase Agreement pursuant to which it sold 95% or 369,445 shares of the common stock of Premier to The DAR Group, Inc. ("DAR") in consideration of the forgiveness of Jaguar's indebtedness to DAR in the approximate amount of $2.0 million and the assumption by DAR of all of Jaguar's liabilities as of the closing date of the Stock Purchase Agreement. The foregoing summary of the Stock Purchase Agreement is qualified by reference to the complete text of the Stock Purchase Agreement which is filed as an exhibit to the Jaguar Current Report.

     As a result of the P2S merger and the sale of 95% of the stock of Premier, Jaguar's business as of the date of this Report is being primarily conducted through P2S.

Space  below  intentionally  left  blank.

DESCRIPTION  OF  P2S'  BUSINESS

OVERVIEW

     P2S is the surviving corporation of the June 1999 merger with Freight Rate, Inc. a Florida company, which was incorporated in June 1996. P2S is an application service provider (ASP) that offers a highly accessible, user-friendly information and communication system for the truckload freight industry. Truck freight is estimated to represent approximately 80% or $400 billion of the $500 billion United States freight transportation market according to the American Trucking Association. At the end of 2000 there were approximately 467,159 interstate motor carriers, excluding passenger carriers and carriers of hazardous freight, with approximately 375,348 or 80.4% operating 20 or fewer trucks according to the U.S. Department of Transportation, Federal Motor Carrier Safety Administration. P2S believes it has developed a system to help these smaller motor carriers compete more effectively with large carriers while also providing valuable logistics services to both small and large shippers.

     P2S's system, named the P2S MobileMarket(TM), includes an online site for collecting, consolidating, processing and presenting real-time transportation-related data that is valuable to the logistics departments of shippers ("Shippers") and motor carriers ("Carriers"). This information helps these Shippers and Carriers operate more efficiently by enabling them to (i) minimize excess transportation capacity of Carriers, (ii) execute freight transactions online and (iii) easily track the movement of loads and/or transportation assets online. Current customers include Shippers such as The Great Atlantic & Pacific Tea Company, a major retail food business ("A&P"), and Tire Kingdom, a subsidiary of TBC Corp., a major aftermarket tire retailer, as well as numerous Carriers. P2S formed two wholly owned subsidiaries in 2002, Power2Ship, Inc. and Power4PL, Inc., both Delaware corporations, that have had very limited activity since their inception.

P2S  MOBILEMARKET(TM)

     P2S, similar to many other ASPs, intends to charge some of the users (Shippers only) of the P2S MobileMarket(TM) primarily based upon their actual usage of the system without requiring them to purchase any software or hardware. Carriers will have unlimited access and use of the system for free, although they may choose to purchase vehicle locator and communication devices offered by P2S to enhance the benefits they derive from the system. Some of the information that may be collected and saved in the P2S MobileMarket(TM) includes specific descriptions of each Carrier's company, assets, personnel, Carriers' freight rates, Shipper's transportation requirements and preferences in general and for specific loads, a digital version of the bill of lading, load pick-up and delivery appointment times and actual times, frequently updated asset/load locations with automatic notification of events anticipated to cause delays and a digital version of the receiver's signature confirming delivery. Collectively, this information enables the P2S MobileMarket(TM) to predict where and when every trucking asset in the system will have excess capacity and automatically search for the next load closest to that truck.

     Some of the benefits that Shippers may derive from using the P2S MobileMarket(TM) include:
- A single, consolidated online page listing up to the 10 best Carriers meeting their pre-defined load, performance and pricing requirements having excess capacity (equipment) to move their loads
- Online access to Carriers' profiles and historical performance information prior to selecting the desired Carriers
- Reduces the time spent searching for Carriers thus enabling logistics personnel to concentrate on other transportation tasks
- Frequently updated location information of inbound loads and, if they have a captive fleet, outbound loads thus enabling Shippers to more accurately schedule advertising campaigns, warehouse personnel, etc.
- Receive automatic notification and alerts of probable delivery delays provides more time to develop and implement contingent plans
- Electronic bill of lading and exception management tools permits exact settlements, significantly improving relations with vendors and Carriers
- Customized management reporting utilizing historical data is available for an additional charge
- Custom development of interfaces to legacy systems of large Shippers is available for an additional charge
- Access to logistics experts utilizing state-of-the-art software to analyze historical data and recommend supply chain optimization strategies is available for an additional charge

     Some of the benefits that Carriers may derive from using the P2S MobileMarket(TM) include:
- Free use of an online asset management tool to set-up, store, update and track their assets (tractors, trailer and drivers) and provide asset utilization reports
- Frequently updated location information available to constantly track assets
- Receive automatic notification and alerts to proactively address possible delays and problems
- Loads offered to qualified Carriers with excess capacity without freight brokerage fee or sales commission
- P2S pays Carriers and assumes responsibility for collecting payment from Shippers
-    Fast  payment  option  available  for  an  additional  charge
- Damaged or improper quantities of goods reported to all parties resulting in faster resolution
-    Access to historical transaction data for reporting and performance metrics

RECENT  DEVELOPMENTS

     In the third quarter of 2002, we obtained a license from the U.S. Department of Transportation, Federal Motor Carrier Safety Administration, to engage in operations arranging or brokering transportation of freight (except household goods) by motor vehicle. Since the fourth quarter of 2002 we have been providing various logistics services to Tire Kingdom and anticipate providing similar services to many other Shippers in the future.

     In the fourth quarter of 2002, P2S entered into an Application Service Provider Software License and Customization Agreement with A & P (the "A & P Agreement") to provide software development for a fee not to exceed $500,000 ("Development Fee") of which we have received approximately $251,000. Pursuant to this agreement, we defined and developed much of the functionality and most of the unique features of the P2S MobileMarket that were required by A&P and we believe will be of value to many other Shippers. Further, upon acceptance of our development work, in addition to receiving the balance of the Development Fee, A&P has agreed to pay us $30,000 per month for unlimited access to the P2S MobileMarket and $5,000 per month to have its data segregated on a dedicated computer server.

     In the first quarter of 2003, P2S entered into a three-year agreement with BellSouth Corporation to provide a comprehensive communications solution for the P2S MobileMarket(TM) at BellSouth's highly secure e-business center in Miami, Florida. In March 2003, International Business Machines Corp. announced that it had agreed to assume responsibility for providing dedicated hosting and support services to BellSouth's customers at this facility after a brief transition period. BellSouth will continue to provide network services and bandwidth for connectivity to the Internet.

     PLANNED REVENUE SOURCES

     P2S intends to generate revenue from users of the P2S MobileMarket(TM) by providing a variety of services and products. Sources of revenue may include:

- Transaction processing fees of approximately 7% added to the freight rates supplied by Carriers to establish the prices for Shippers using the P2S Mobile Market(TM) to find Carriers for their loads.

- Monthly subscription fees charged to Shippers for unlimited access to the P2S MobileMarket(TM). (At this time there are no plans to charge such fees to Carriers).

- Sales of vehicle locator and communication devices ("P2S Mobile Devices") to Carriers. The current version of the P2S Mobile Device consists of a vehicle locator device with a built-in modem ("Locator Device"), a handheld personal digital assistant ("PDA") and a cable to connect the Locator Device and the PDA. P2S has entered into a distributor agreement with a manufacturer of the Locator Devices that it believes will enable it to offer these devices at highly competitive prices. The Locator Device, easily installed in reach of the driver and plugged into a cigarette lighter for power, utilizes global positioning system technology to determine its specific latitude and longitude. Next, an internal modem in the Locator Device wirelessly transmits the location data to the nearest cellular tower. Then, the data is sent over a terrestrial network to reach the Internet and is delivered to the P2S MobileMarket. The PDA will contain proprietary software developed by P2S enabling it to wirelessly send and receive transportation-related information between drivers and P2S when connected with a cable to the Locator Device.

- Monthly usage/service fees charged to Carriers who purchase the P2S Mobile Devices. P2S intends to enter into 3-year usage/service contracts with Carriers having a monthly fee of approximately $50 per device that will provide them with wireless access to the P2S Mobile Market(TM) and product maintenance and customer support. In order to provide such wireless access at more competitive prices, P2S has entered into a value added re-seller
     (VAR)  agreement  with  AT&T.

- Software development fees charged to large Shippers, such as A&P, requiring custom interfaces to be developed to extract critical information from their existing systems. Each such project is unique and would require a contract defining the technical scope of the project, a timetable for deliverables, the price for each deliverable and the other terms and conditions typical for such projects.

- Virtual private network ("VPN") fees charged to Shippers requiring data encryption and other extra security measures for their data.. VPN fees are incorporated in contracts prepared for each Shipper and are be based on a number of variables including the volume of data being transmitted, the distance the data must travel and the amount of bandwidth required.

- Logistics optimization fees charged to Shippers seeking to identify and implement strategies to improve the efficiency of their supply chain. P2S intends to employ experienced logistics professionals utilizing sophisticated logistics optimization software to analyze the historical information collected for a particular Shipper, identify embedded trends of activity, and recommends methods of improving complete supply chain strategies for them. This service is available to all Shippers once they have sufficient historical information collected in the P2S MobileMarket(TM).

DESCRIPTION  OF  PREMIER'S  BUSINESS

     OVERVIEW

     Premier was incorporated as Premier Sports Media Group, Inc., a New York corporation, in September 2000. In January 2001, it changed its name to Premier Sports Media and Entertainment Group, Inc.

     Premier is a sports, media and entertainment company. Its mission has been to expand (through the acquisition of related and/or complimentary companies) to create a diverse, sports, media and entertainment company. Premier expects its core business interests to include television programming, motion picture production, memorabilia, publishing, boxing promotion, event production and marketing. Premier's goal is to develop a cohesive business structure that can produce, finance, promote and bring to market packaged products that meet the growing consumer demand for sports, media and entertainment productions. Premier is relying upon the increasing popularity of sports and entertainment to accomplish these goals.

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

     EXPLOSION  PROMOTIONS,  INC.

     HISTORY

     In April 2001, Premier acquired Explosion Promotions, Inc. ("Explosion") through a merger of Explosion with and into Premier's wholly owned subsidiary, Premier Boxing, Inc. ("PBI"). Upon completion of the merger, PBI changed its name to Explosion. As consideration for the merger, Premier issued an aggregate of 250,000 shares of its common stock to the shareholders of Explosion, and a promissory note in the principal amount of One Million Eight Hundred Seventy-Eight Thousand One Hundred Eighty Five Dollars and Sixty Nine Cents ($1,878,185.69) to DAR, a then creditor of Explosion. The promissory note was due and payable on or before March 31, 2002, but the maturity date was extended by agreement of the parties and all payments due under the note were forgiven by DAR as part of the consideration for its purchase of 95% of the shares of Premier in March 2003. In addition, Premier granted the shareholders of Explosion a right of first refusal with respect to any proposed sale, transfer or disposition of the shares or assets of Explosion.

EXPLOSION'S  BUSINESS

     Explosion is engaged in the businesses of boxing promotion and television production. During 2000 and early 2001, Explosion produced a boxing talk show known as Inside the Ring that was aired on the Madison Square Garden television cable network. Also during 2000 and 2001, Explosion produced approximately 30 boxing matches that were aired on the ESPN 2 television cable network. Lastly, during late 1999 through early 2001, Explosion operated a boxing gym in Garden City, New York, that proved unprofitable and was closed. Due to a lack of resources, Explosion was essentially inactive during 2002 and no assurance can be given that Explosion will be able to resume operations in the future.

     CNB  SPORTS  AND  ENTERTAINMENT,  INC.  ("CNBE")

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

     In addition, Premier agreed to provide CNBE with a line of credit in an amount up to Eight Hundred Thousand Dollars ($800,000) to offset operating costs for the first six (6) months of CNBE's operation following the merger and a further line of credit in an amount up to Four Million Dollars ($4,000,000) for the financing costs associated with certain ventures to be undertaken by CNBE. As of the date of this Report, the line of credit has not been provided and no assurance can be given that Premier will be able to provide all or a portion of such line of credit.

CNBE'S  BUSINESS

     CNBE is an entertainment finance and property management company. CNBE seeks to identify commercially viable entertainment properties (films, TV programs, special/single-day events and music), secure financing for such properties and drive execution to deliver innovative, break-through entertainment to audiences worldwide. CNBE anticipates its core services will include capital acquisition, project development and entertainment property management.

     During 2002, CNBE was essentially inactive because all of its proposed projects required financing that CNBE was unable to obtain. No assurance can be given that CNBE will be able to obtain financing in the future that would permit it to resume operations.

     FILM  FINANCE

     To display its film finance capabilities, CNBE hopes to partner with an A-list Hollywood producer in a joint venture to produce major motion pictures to be distributed over the next three (3) years.


     PREMIER  PUBLISHING  GROUP,  INC.  ("PPG")

     HISTORY

     Premier Publishing Group, Inc. was formed in 2001 as a wholly owned subsidiary of Premier.

     PPG'S  BUSINESS

     PPG's business model is the creation of magazines that focus on and are edited by legendary sports and entertainment personalities. PPG's initial plan included contracting with well-recognized athletes and entertainers for a series of commemorative collector's edition issues (each, a "Commemorative Edition"). PPG's intent is to develop publications that are filled with insightful content, minimal but effective advertising, lifestyle segments and spotlight interviews reflecting the athletes and entertainers contributions to their industries and humanity. PPG anticipates that this enhanced content, coupled with and effective marketing strategy, will establish these magazines as premium publications. PPG is expected to utilize the appeal of such well-known personalities to elevate the magazines to a status as timeless memorabilia collectibles.

     PPG expects that it will be able to enter into agreements with strategic partners in development, production, content, promotion and web-design that will allow PPG to produce and distribute high quality publications and compete successfully within the current marketplace.

     The subject of PPG's first Commemorative Edition was Muhammad Ali. The magazine was a one-time Commemorative Edition entitled Muhammad Ali's The
                                                              ------------------
Greatest.  In connection therewith, by agreement dated October 16, 2001, between
--------
G.O.A.T. (Greatest of All Time), Inc. ("GOAT") and Premier, GOAT granted to Premier the rights to publish (the "Ali Publication Rights") a Commemorative Edition focusing on the life of Muhammad Ali.

     The Muhammad Ali Commemorative Edition was an oversized, soft cover publication offered for sale as a collectible. It contained photographs and stories featuring the history of the heavyweight championship that profiled no less than ten former heavyweight champions. Special profiles and photographs were devoted to Muhammad Ali, including a cover page photo of the boxing legend. Mr. Ali identified his picks for the top ten fighters of all-time and the top ten bouts in boxing history.

     By letter of agreement (the "Letter Agreement") dated December 28, 2001 among the Company, Premier, Silver Star Media Group, Inc. ("Silver Star") and Prestige International, Inc., the Company, among other things, assigned its Ali Publication Rights to Silver Star in consideration for Silver Star funding the initial $300,000 capital investment in the project. The Letter Agreement provides for the payment to Premier of a management fee of $50,000 to be paid out of gross revenues. In addition, pursuant to the terms of the Letter Agreement, Premier is entitled to a royalty fee of 2.5% of Silver Star's net profits. To date, sales of the Muhammad Ali Commemorative Edition has been insufficient to generate any revenue for Premier and no assurance can be given that Premier will ever derive any revenue from such commemorative edition.

ITEM     2.     DESCRIPTION  OF  PROPERTIES

     During 2002 and until the completion of the P2S merger in March 2003, the Company's executive offices were located at 545 8th Avenue, New York, New York 10018, in the premises of DAR, a then creditor of Premier and Explosion. Such offices were occupied on a month to month basis without a formal lease or rent obligation. As a result of the Company's merger with P2S, its executive offices are now the offices of P2S at 10400 Griffin Road, Suite 101, Fort Lauderdale, Florida 33328. Such offices are occupied on a month to month basis of $2,226 without a formal lease or rent obligation.

ITEM     3.     LEGAL  PROCEEDINGS

     On June 10, 2002 Caps Logistics, Inc., a Georgia corporation ("Caps") filed a motion against P2S, the Company's wholly owned subsidiary in the Circuit Court of Fairfax County, Virginia to enforce a promissory note for $143,000 ("Note") given by P2S to Caps on September 27, 2001 related to certain software provided to P2S by Caps in March 2000. The Note expired on May 1, 2001. P2S responded to the motion on August 2, 2002 by denying liability and asserting a counterclaim for breach of contract, fraudulent inducement and declaratory relief. Settlement discussions between the parties and their respective legal counsels began on November 25, 2002 and are in process as of the date of this Report. At this time, it is impossible to predict the outcome of the above-described legal action.

     On April 4, 2003, a demand letter was received by P2S from a law firm representing two former consultants ("Consultants") claiming that P2S had breached a consulting agreement with each of the Consultants by withholding compensation allegedly earned pursuant to such consulting agreements. One consultant is seeking to collect compensation of $50,000, approximately 30,000 shares of common stock and an additional number of shares equal to 7% of the number of shares issued to investors introduced by Consultant. The other Consultant is seeking to collect compensation in the form of preferred stock convertible into 5% of the fully diluted shares of the Company following the first round of financing completed after becoming public. The letter further states that, unless such compensation is paid, the Consultants intend to have their disputes mediated. P2S disputes these claims and believes that they are without merit. P2S intends to vigorously defend its position.

ITEM     4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the registrant's security holders in the fourth quarter of the fiscal year covered by this Report.

Space below intentionally left blank.

                                     PART II
                                     -------

ITEM     5.     MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

Market  Information

     The Company's shares of common stock trade on the OTC Bulletin Board under the trading symbol "JGUR". The following table sets forth the range of high and low bid quotations for each fiscal quarter for the past two fiscal years and the first fiscal quarter of 2003 as reported by The OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  COMMON STOCK

                                   HIGH          LOW
                                   ----          ---
2003
----
Quarter  ended                    $1.00          $.37
March  31,  2003

2002
----
Quarter  ended                    $1.45          $.64
March  31,  2002

Quarter  ended                    $1.77          $.90
June  30,  2002

Quarter  ended                    $1.43          $.79
September  30,  2002

Quarter  ended                    $1.02          $.54
December  31,  2002

2001
----
Quarter  ended                    $1.00          $1.00
March  31,  2001

Quarter  ended                    $5.25          $5.25
June  30,  2001

Quarter  ended                    $2.50          $1.85
September  30,  2001

Quarter  ended                    $1.45          $1.01
December  31,  2001

     On April 14, 2003, the final quoted price as reported by the OTC Bulletin Board was $1.02 for each share of common stock.

Holders  of  Record

     As of April 14, 2003, there were 24,911,448 shares of Common Stock outstanding, held by 157 record holders and in excess of 157 beneficial owners.

Dividends

     The Company has never paid a cash dividend on its common stock nor does the Company anticipate paying cash dividends on its common stock in the near future. It is the present policy of the Company not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Nevada law, a Company is prohibited from paying dividends if the Company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the Company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on the company's common stock in the future will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

Recent  Sales  of  Unregistered  Securities

     No securities that were not registered under the Securities Act of 1933, as amended, have been issued or sold during the period covered by this Report that were not previously reported in a quarterly report on Form 10-QSB.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

     Overview

     Since its inception, the Company, as a development stage company, historically operated with minimal assets or capital and with no significant operations or income. Notwithstanding the acquisition of Premier, the Company has continued to operate with no significant income. This is due, in part, to Premier's limited operating history and the problems, expenses and difficulties frequently encountered by new businesses in general and the sports, media and entertainment businesses in particular. Since the Company in March 2003 acquired through merger all of the capital stock of P2S, and sold 95% of the capital stock of Premier, the Company does not believe that comparisons between the results of operations for fiscal 2002, which were essentially those of Premier, to the results of operations for prior periods would be meaningful.

     Plan  of  Operation

     During the next 12 months, the Company will concentrate its efforts and resources on expanding the operations of P2S.

     Liquidity

     The Company has incurred losses to date. As of December 31, 2002, the Company had an accumulated deficit of approximately $3,271,847. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. As of December 31, 2002, the Company did not have any cash or cash equivalents. Pursuant to the terms of the P2S merger, 100,000 shares of Series X Preferred Stock ("Series X Shares") were issued only to shareholders of record of P2S prior to consummation of the P2S merger. The Series X Shares are required to be converted on March 11, 2004 into as many as an additional 85,740,000 shares of common stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. In the event that the entire $2.5 million of funding is consummated, the Series X Shares will be cancelled. The description of the Series X Shares are qualified by reference to the complete text of the Merger Agreement and Certificate of Designations, which are exhibits to the Current Report on Form 8-K dated March 11, 2003. Since the P2S merger, the Company has raised approximately $0.3 million through the sale of its equity securities in a private placement to accredited investors and approximately $0.1 million through the issuance of a promissory note. These funds are expected to finance operations for no more than two months from the date of filing of this Report. The Company presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If it cannot obtain needed funds, it may be forced to modify its business plans and curtail or cease its expansion and development plans. Further, such subsequent funding(s) may result in substantial dilution for its existing shareholders and any additional debt instruments issued may contain restrictions on the Company's operations.

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

Space  below  intentionally  left  blank.

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Directors and Executive Officers

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

Name               Age               Position
----               ---               --------

Richard Hersh      60               Chairman and CEO
Michael Darden     33               President
Douglas Gass       45                Director
Gregory Ricca       *               *

     RICHARD HERSH has been Chief Executive Officer and a director of the Company since March 11, 2003. Since August 2001, Mr. Hersh has been Chairman of the Board, President and Chief Executive Officer of P2S, the Company's wholly owned subsidiary. Prior to then, Mr. Hersh was a director and Chief Operating Officer of P2S since 1998. Prior to joining the Company, he held several management positions including Operations Manager of Express Web, Inc., Chief Executive Officer of TRW, Inc. a start-up recycling company, Vice President of Operations for Book Warehouse, a discount bookstore chain, and Director of Operations for Dollar Time. Also, Mr. Hersh founded and was Chief Executive Officer of Helyn Brown's, a retailer of women's apparel for approximately 16 years.

     MICHAEL DARDEN became President of P2S in April 2003 pursuant to a four-year employment agreement with the Company. Since June of 2002, Mr. Darden provided the Company with various consulting services in the areas of strategic planning, operations and logistics. From 1997 until joining the Company as a consultant, he founded and was President of Darden Distribution & Warehouse Consulting, Inc. ("DDWC"). During this period DDWC designed, developed, implemented and managed warehouse management systems, fulfillment and distribution systems, automated order entry systems and shipping manifest systems for several clients. In addition, DDWC established and managed its own warehousing, manufacturing and distribution operations. During 1997 he was Operations Manager for Germersheim Inc. In 1996 Mr. Darden managed the warehouse operations for Coca-Cola Company's Olympic equipment and had responsibility for over 350 employees and a fleet of trucks. From 1993 to 1995, he was responsible for purchasing and inventory management for 5 distribution facilities of Atlas Supply Company, a wholesaler of tires, batteries and automotive accessories. From 1988 to 1993 he worked for Coca Cola Company in a variety of warehouse supervisory and facilities management functions.

     DOUGLAS F. GASS has been a director of the Company since March 4, 2003 and was President of the Company from such date until his resignation on March 19, 2003. Mr. Gass founded and has been the Chief Executive Officer of Flow Capital Advisors, Inc., a corporate financial advisory firm, since January 2003. From April 2001 until February 2003, Mr. Gass was Managing Director of Investment Banking with Kirlin Securities, Inc., a member firm of the National Association of Securities Dealers ("NASD"). He has been a director of Innapharma, Inc., a privately held biopharmaceutical company, since 1998. From 1991 until 2001, Mr. Gass was a principal of M.S. Farrell & Company, Inc., a member firm of the NASD.

* Mr. Gregory Ricca was a director and Chief Executive Officer of the Company from December 19, 2001 until his resignation on March 5, 2003.

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

Compliance  with  Section  16(a)  of  the  Exchange  Act.

     Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 126(a) forms they file. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2002, the Company believes that all reporting requirements applicable to its executive officers, directors and more than 10% stockholders were complied with for the fiscal year ended December 31, 2002.

ITEM  10.     EXECUTIVE  COMPENSATION

CASH  AND  OTHER  COMPENSATION

     During 2002, the Company had one employee, its Chief Executive Officer and President, Gregory Ricca. During the quarterly period ended September 30, 2002, the Company issued 30,000 shares of its common stock to Mr. Ricca as his sole compensation for past services rendered. The shares were issued pursuant to the Company's 2001 Stock Compensation Plan at a fair market value of $37,500. Except as set forth above, the Company has not paid any other cash or cash equivalent compensation to any other named executive officer or director of the Company during 2002. Except as set forth above, no additional cash or cash equivalent compensation has been paid or is anticipated to be paid by the Company unless or until the Company's resources permit. Additionally, no named executive officer exercised any stock options or stock appreciation rights during the fiscal year ended December 31, 2002.

COMPENSATION  PURSUANT  TO  PLANS

     During the quarterly period ended September 30, 2002, the Company issued 30,000 shares of common stock to Gregory Ricca pursuant to the Company's 2001 Stock Compensation Plan. Except as set forth above, there is no plan or understanding, express, or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information available to the Company, as of April 15, 2003, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii)  the  Company's  officers  and  directors  as  a  group:




Name and Address of               Shares of                        Percentage of Common
---------------------------  --------------------                ------------------------
Beneficial Owner (1):        Common Stock Owned:                      Stock Owned (2):
---------------------------  --------------------                ------------------------


Richard Hersh                       4,291,629 (3)                          14.9% (3)
13704 NW 23rd Court
Sunrise, FL 33323

R&M Capital Partners Inc.           3,850,000                               9.0%
545 8th Avenue, Suite 401
New York NY 10018

Michael Garnick                     2,500,000                               5.8%
1590 Stockton Rd.
Meadowbrook, PA 19046

Michael Darden                        798,195 (4)                           3.1% (4)
811 Eagle Crossing Dr.
Lawrenceville, GA 30044

Douglas F. Gass                       532,130                               1.2%
10400 Griffin Rd.
Suite 101
Fort Lauderdale, FL 33328

All officers and directors          5,621,954 (3)(4)                       18.4% (3)(4)
as a group (three persons)


     (1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Securities Exchange Act.

     (2) Percentages are approximate and are calculated based upon 24,911,448 shares of common stock ("Shares") issued and outstanding.

     (3) All of Mr. Hersh's Shares underlie vested common stock options and such underlying Shares have been included in the calculation of the ownership percentages for Mr. Hersh and for the officers and directors as a group. Further, Mr. Hersh owns 87,000 shares of the Company's Series Y Preferred Stock with 200 votes per share that have the right to vote with the common shareholders in all matters and are convertible into 231,477 Shares at Mr. Hersh's option.

     (4) All of Mr. Darden's Shares underlie vested stock common options and such underlying Shares have been included in the calculation of the ownership percentages for Mr. Darden and for the officers and directors as a group.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)(1)     FINANCIAL  STATEMENTS.

     The consolidated financial statements of the Company and its subsidiaries are included in Item 7.

(a)(2)     FINANCIAL  STATEMENT  SCHEDULES.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)  REPORTS  ON  FORM  8-K.

The Company did not file a Current Report on Form 8-K during the last quarter of 2002.

(c)  EXHIBITS




Exhibit Number      Description of Exhibit
---------------  --------------------------

      3.1(i)(a)    Articles of Incorporation.  (1)

      3.1(i)(b)    Certificate of Amendment to Articles of Incorporation.  (1)

      3.1(i)(c)    Certificate of Voting Powers, Designations, Preferences and Right to
                   Series X Preferred Stock, filed March 11, 2003. (3)

      3.1(i)(d)    Certificate of Voting Powers, Designations, Preferences and Right to
                   Series Y Preferred Stock, filed March 11, 2003. (3)

      3.1(i)(e)    Certificate of Correction of Certificate of Voting Powers, Designations,
                   Preferences and Right to Series Y Preferred Stock, filed April 9, 2003. (3)

      3.1(ii)(a)   Bylaws. (1)

      3.1(ii)(b)   Amended Bylaws dated March 31, 2003. (3)

      10.1         Agreement and Plan of Share Exchange, dated as of September 24,
                   2001, by and among Jaguar Investments, Inc., Premier Sports Media and
                   Entertainment Group, Inc. and certain shareholders of Premier Sports
                   Media and Entertainment Group, Inc. (omitting all schedules and exhibits). (1)

      10.2         Amendment No. 1 to Agreement and Plan of Share Exchange, dated as
                   November 8, 2001, by and among Jaguar Investments, Inc., Premier
                   Sports Media and Entertainment Group, Inc. and certain shareholders of
                   Premier Sports Media and Entertainment Group, Inc. (1)

      10.3         Amendment No. 2 to Agreement and Plan of Share Exchange, dated as
                   November 9, 2001, by and among Jaguar Investments, Inc., Premier
                   Sports Media and Entertainment Group, Inc. and certain shareholders of
                   Premier Sports Media and Entertainment Group, Inc. (1)

      10.4         Form of Registration Rights Agreement, dated as of December 21, 2001, by and between Jaguar Investments, Inc. and certain shareholders of
                   Jaguar Investments, Inc. (1)

      10.5 Consulting Agreement, dated as of May 1, 2001, by and between Premier Sports Media and Entertainment Group, Inc. and Lori
                   Musumeci and/or Assigns. (1)


      10.6         Consulting Agreement, dated as of June 1, 2001, by and between
                   Explosion Promotions, Inc., a wholly owned subsidiary of Premier
                   Sports Media and Entertainment Group, Inc. and Edward Troiano. (1)

      10.7         Promotional Agreement, dated as of July 26, 1999, by and among
                   Explosion Promotions, Inc., Eric Harding and Lorenzo de Clemente. (1)

      10.8         Agreement between G.O.A.T. and Premier Sports Media and
                   Entertainment Group, Inc. dated as of October 16, 2001. (1)

      10.9         Letter of Agreement, dated as of December 28, 2001 by and among
                   Jaguar Investments, Inc., Premier Sports Media Group, Inc., Silver Star
                   Media Group, Inc. and Prestige International, Inc. (1)

      10.10        Merger Agreement between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation, dated March 10, 2003. (2)

      10.11        Stock Purchase Agreement between Jaguar Investments, Inc. and The
                   D.A.R. Group, Inc., dated March 10, 2003. (2)

      21.1         Subsidiaries of Registrant. (1)

      23.1         Consent of Liebman Goldberg & Drogin, LLP. (1)

      99.1         Certification of Chief Executive Officer and Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)


-----------------------------
(1)     Previously  filed.
(2)     Filed  as  an  exhibit  to  the  Current  Report  on  Form  8-K  filed  March  11,  2003.
(3)     Filed  herewith.

ITEM  14.     CONTROLS  AND  PROCEDURES

     (a)     EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.
             -----------------------------------------------------

     Within the 90 days prior to the date of this report, Jaguar Investments, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him [them?] to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)     CHANGES  IN  INTERNAL  CONTROLS
             -------------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Financial Statements



                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                                    CONTENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                   PAGE #

Independent Auditors' Report                                         F-1

FINANCIAL STATEMENTS:

     Balance Sheets                                                  F-2

     Statements of Operations                                        F-3

     Statements of Stockholders' (Deficit)                           F-4

     Statements of Cash Flows                                        F-5

     Notes to Financial Statements                                 F-6 - F-15

The Board of Directors
Jaguar Investments, Inc. and Subsidiaries
Ft. Lauderdale, Fl.

We have audited the accompanying consolidated balance sheets of Jaguar Investments, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jaguar Investments, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


Liebman Goldberg & Drogin, LLP
Garden City, New York

March 21, 2003

                            JAGUAR INVESTMENTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS



                                                                  2002          2001
                                                              ------------  ------------
CURRENT ASSETS:
  Prepaid expenses                                            $ 1,084,157   $       646
                                                              ------------  ------------
    Total current assets                                        1,084,157           646
                                                              ------------  ------------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $-0- and $39,446, respectively                        -        21,582
                                                              ------------  ------------

OTHER ASSETS;
  Goodwill                                                              -       299,034
  Investments                                                           -        15,000
  Security deposits                                                     -        29,837
                                                              ------------  ------------
    Total other assets                                                  -       343,871
                                                              ------------  ------------

    Total assets                                              $ 1,084,157   $   366,099
                                                              ============  ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Notes payable                                               $ 2,029,246   $ 1,914,183
  Accounts payable and accrued expenses                         2,326,758     2,125,066
                                                              ------------  ------------
    Total current liabilities                                   4,356,004     4,039,249
                                                              ------------  ------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value per share 1,000,000
      shares authorized and $-0- issued and outstanding                 -             -
  Common stock, $.001 par value per share 100,000,000
      shares authorized and 15,510,000 and 12,410,000
      shares issued and outstanding in 2002 and 2001,
      respectively                                                 15,510        12,410
  Additional paid-in capital in excess of par value             3,881,895       243,245
  Deficit                                                      (7,169,252)   (3,928,805)
                                                              ------------  ------------
    Total stockholders' (deficit)                              (3,271,847)   (3,673,150)
                                                              ------------  ------------

    Total liabilities and stockholders' (deficit)             $ 1,084,157   $   366,099
                                                              ============  ============




            See accompanying notes to financial statements.

                            JAGUAR INVESTMENTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEARS THEN ENDED DECEMBER 31,






                                                                  2002          2001
                                                              ------------  ------------
Revenue                                                       $         -   $   599,148

Cost of sales                                                           -       476,987
                                                              ------------  ------------

Gross profit                                                            -       122,161

EXPENSES:
  Selling, general and administrative                           2,750,839     2,356,938
                                                              ------------  ------------

Net loss from operations                                       (2,750,839)   (2,234,777)

Interest                                                          168,992       201,051

Depreciation                                                        6,075        10,037

Impairment of goodwill                                            299,034             -

Abandonment of fixed assets                                        15,507             -
                                                              ------------  ------------

Net (loss)                                                    $(3,240,447)  $(2,445,865)
                                                              ============  ============

Net (loss) per share (basic and diluted) based
  upon 14,504,808 and 11,359,863 weighted average
  shares outstanding shares for December 31, 2002
  and 2001, respectively                                      $     (0.22)  $     (0.22)
                                                              ============  ============




            See accompanying notes to financial statements.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

              FOR THE YEARS THEN ENDED DECEMBER 31, 2002 AND 2001





                                                                                  ADDITIONAL
                                                               COMMON     STOCK     PAID IN     ACCUMULATED
                                                               SHARES    AMOUNT     CAPITAL       DEFICIT
                                                             ----------  -------  -----------  -------------

Balance - December 31, 2000                                  11,310,000  $11,310  $   13,537   $    (25,747)

Contributed capital                                                   -        -       4,108              -

Shares issued for services                                      100,000      100     201,400              -

Share exchange issuance - Jaguar
  and Premier                                                 1,000,000    1,000      (1,000)    (1,457,193)

Share exchange - Premier                                              -        -         200              -

Contributed capital                                                   -        -      25,000              -

Net (loss) for the year
    December 31, 2001                                                 -        -           -     (2,445,865)
                                                             ----------  -------  -----------  -------------

Balance - December 31, 2001                                  12,410,000   12,410     243,245     (3,928,805)

Share issuance - services                                     3,100,000    3,100   3,638,650              -

Net (loss) for the year
    December 31, 2002                                                 -        -           -     (3,240,447)
                                                             ----------  -------  -----------  -------------

Balance - December 31, 2002                                  15,510,000  $15,510  $3,881,895   $ (7,169,252)
                                                             ==========  =======  ===========  =============










            See accompanying notes to financial statements.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS THEN ENDED DECEMBER 31,




CASH FLOWS FROM OPERATING ACTIVITIES:                          2002          2001
                                                          ------------  ------------
  Net (loss)                                              $(3,240,447)  $(2,445,865)

Adjustments to Reconcile Net (Loss) to Cash
  (Used in) Operating Activities:
  Depreciation and amortization                                 6,075        10,037
  Write-off  of goodwill                                      299,034             -

  Changes in Assets and Liabilities:
  (Increase) in prepaid expenses                           (1,083,511)         (646)
  Decrease in security deposits                                29,837             -
  Increase in accounts payable and accrued expenses           201,692     2,124,166
                                                          ------------  ------------
    Net cash (used in) operating activities                (3,787,320)     (312,308)
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                                       -       (31,619)
  Abandonment of fixed assets                                  15,507             -
  Write off bad debt                                           15,000             -
                                                          ------------  ------------
    Net cash provided by (used in) investing activities        30,507       (31,619)
                                                          ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                   115,063     1,914,183
  Shares for services                                       3,641,750       202,500
  Issuance of common stock                                          -             -
  Contributed capital                                               -        29,108
  Jaguar/Premier - share adjustment                                 -          (800)
  Jaguar/Premier - deficit prior to share exchange                  -    (1,457,193)
  Assets acquired in share exchange                                 -      (343,871)
                                                          ------------  ------------
    Net cash provided by financing activities               3,756,813       343,927
                                                          ------------  ------------

Increase in cash                                                    -             -

Cash, beginning of period                                           -             -
                                                          ------------  ------------

Cash,  end of period                                      $         -   $         -
                                                          ============  ============

SUPPLEMENTAL DISCLOSURES:
  Income tax                                              $         -   $         -
                                                          ============  ============

  Interest paid                                           $         -   $         -
                                                          ============  ============

  Non-cash issuance of 3,100 ,000 shares of
      common stock for services valued at $3,641,750      $         -   $         -
                                                          ============  ============


                See accompanying notes to financial statements.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

As discussed in Notes 7 and 10, Jaguar sold 95% of the stock in Premier, entered into a share exchange agreement with First Responder, Inc., which was subsequently terminated, after December 31, 2002 and then entered into another new merger agreement with Freight Rate, Inc. also after December 31, 2002.

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

REVENUE  RECOGNITION:
---------------------

For the year ended December 31, 2002, the Company did not generate any revenue. Revenue recognition policies for the year ended December 2001 are as follows:

BOXING PROMOTIONS - revenues are recognized when events take place and income is received from gate receipts and ancillary sales (food, promotional items, etc.) guaranteed promotions, or sharing of a fighter's purse.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

REVENUE  RECOGNITION  (CONTINUED):
----------------------------------

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

USE  OF  ESTIMATES:
-------------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY  AND  EQUIPMENT:
-------------------------

Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from five to seven years.

CASH  AND  CASH  EQUIVALENTS:
-----------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
----------------------------------------------------------------

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
----------------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate the fair value because of their short maturities.

IMPAIRMENT  OF  LONG-LIVED  ASSETS:
-----------------------------------

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets are written down to their estimated fair value (Note 3).

CONCENTRATION  OF  CREDIT  RISK:
--------------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments.

LOSS  PER  SHARE:
-----------------

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

Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options; warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the years ended December 31, 2002 and 2001 was 14,504,808 shares and 11,359,863 shares, respectively.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
----------------------------------------------------------------

BUSINESS  SEGMENT:
------------------

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

NEW  ACCOUNTING  PRONOUNCEMENTS:
--------------------------------

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of their assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 and its application to amounts currently included in the Company's balance sheet will not have a material impact on the Company's accounting and disclosures.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
----------------------------------------------------------------

NEW  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED):
---------------------------------------------

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

INCOME  TAXES:
--------------

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

At December 31, 2002 and 2001, the Company had a net operating loss carryforward of $7,087,871 and $3,847,424, respectively. The Company's deferred tax asset relating to the net operating loss carryforward was approximately $2,409,876 and $1,308,124, respectively. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance because of the possibility that the Company may not be able to continue as a going concern.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
----------------------------------------------------------------

GOING  CONCERN:
---------------

During the year ended December 31, 2002, the Company sustained a net loss of $3,240,447. Also, the Company's current liabilities exceeded current assets by $2,271,847. Subsequently, all of the Company's loss for the year ended December 31, 2002 was due from services performed and paid by the issuance of the common stock, however, the Company had no revenue stream and is totally dependent on outside sources for additional capital, since it does not have any material assets to apply generally accepted accounting principles applicable to a going concern. It has been the intent of the Company to raise additional capital, seek business partners and opportunities that generate profits. To date, the Company has continued to depend on shareholders to meet its operations needs.

GOODWILL:
---------

As required by Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", the Company determined that goodwill recorded on the books was impaired. Since the Company has a going concern problem and no revenue stream and currently does not anticipate a future discounted cash flow, goodwill was written off.

NOTE  3  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

Property  and  equipment  are  summarized  by  major classifications as follows:

                                         Useful  Lives     2002            2001
                                         -------------     ----            ----
     Furniture  and  fixtures            5  -  7  years    $ -0-        $61,028
     Less:  accumulated  depreciation
         and  amortization                                   -0-         39,446
                                                           ------        ------
                                                           $ -0-        $21,582
                                                           ======        ======

Depreciation expense for the years ended December 31, 2002 and 2001 was $6,075 and $10,037, respectively.

Also, during the year ended December 31, 2002, the Company abandoned the fixed assets owned.

NOTE  4  -  PREPAID  EXPENSES:
------------------------------

Prepaid  expenses  are  summarized  as  follows:
                                                  December  31,
                                               2002         2001
                                               ----         ----
Prepaid  consulting                         $1,084,157       $ -
          Prepaid  insurance                      -          646
                                           -----------     ------
                                            $1,084,157     $ 646
                                           ===========     =======

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



NOTE  5  -  NOTES  PAYABLE  AND  LONG-TERM  DEBT:
-------------------------------------------------

Notes payable and long-term debt consisted of the following obligations at December 31,:

Notes  payable  -  D.A.R.  Group  Inc.  due  on  March     2002           2001
                                                           ----           ----
31,  2002  with  interest  at  8% and 10% annually     $2,029,246     $1,914,183
                                                        =========      =========

The notes payable were assumed as part of the Premier merger with Explosion and CNB and were due and payable March 31, 2002. During the year ended December 31, 2002, the Company renegotiated an extension until March 31, 2003. As discussed in Note 10 and as part of the Company's merger with Freight Rate, Inc., the notes were assumed as consideration for the Company's sale of Premier.

NOTE  6  -  INCOME  TAXES:
--------------------------

The components of the (provision) benefit for income taxes and deferred tax asset and liability are shown below. However, a 100% valuation allowance has been provided since it is more likely than not these items will either expire before the Company is able to realize their benefit or future deductibility is uncertain.

                                                             December  31,
                                                         2002             2001
                                                         ----             ----
     Deferred  tax  asset  -  current  - Federal     $ 2,409,876    $ 1,308,124
     Deferred  tax  liability  -  current                     -              -
                                                       --------       ----------
     Net                                               2,409,876      1,308,124
     Less:  Valuation  allowance                      (2,409,876)    (1,308,124)
                                                       ---------       ---------
                                                           $  -          $  -
                                                       =========     ===========

     Current  income  tax  benefit                  $  2,409,876    $ 1,308,124
     Less:  Valuation  allowance                      (2,409,876)    (1,308,124)
                                                       ---------       ---------
     Net  benefit                                          $  -          $  -
                                                       =========      ==========


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

                                DECEMBER 31, 2002






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

During the year ended December 31, 2002, the Company issued 3,100,000 shares to various non-related parties for services to the Company. The shares issued were for past services as well as future consulting services.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

NOTE  8  -  EMPLOYEE  STOCK  COMPENSATION  PLAN:
------------------------------------------------

In January 2001, the Board of Directors adopted and the shareholders approved the 2001 Employee Stock Compensation Plan. The plan allows for a maximum number of 5,000,000 shares to be awarded, however, issuance is always limited to 20% of the outstanding shares of common stock. No shares were issued in 2001, however, subsequent to December 31, 2001, 1,800,000 shares were issued to employees.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES:
--------------------------------------------

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

The Company no longer occupies space in any of its leased facilities and does not anticipate any liability to the lessors. Rent expense was $ 29,837 and $185,297, respectively for the years ended December 31, 2002 and 2001.

NOTE  10-  OTHER  AND  SUBSEQUENT  EVENTS:
------------------------------------------

On November 6, 2002, Jaguar entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of First Responder Inc., a Company specializing in preparedness education, threat and risk assessment and mitigation and implementation of preparedness solutions, in exchange for shares of Jaguar's common and preferred stock. The closing the transaction was contingent upon the fulfillment of certain customary and other conditions. On January 8, 2003, First Responder terminated the Exchange Agreement because the transaction did not close on or before December 31, 2002 as provided in the Exchange Agreement. In February 2003, Jaguar, First Responder and certain other parties entered into a Settlement and Release Agreement. Such agreement, provided among other things for a release of Jaguar and certain other parties of First Responder, its officers, directors and stockholders, affiliates and other agents and representatives of any liability arising out of the termination of the Exchanges Agreement. In as part of the settlement, First Responder agreed to issue to Jaguar shares of First Responder common stock equal to 5.5% of its total issued an outstanding share. In addition, Jaguar agreed that for a period of three years it would not engage in any business that competes wit the business of First Responder. The closing of the transactions contemplated under the agreement are subject to the satisfaction or waiver of numerous conditions on or before May 11, 2003. No assurance can be given that such conditions will be satisfied or waived on or before the required date.

                    JAGUAR INVESTMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002





NOTE  10-  OTHER  AND  SUBSEQUENT  EVENTS  (CONTINUED):
-------------------------------------------------------

On March 11, 2003, Jaguar and a newly formed wholly-owned subsidiary Jag2 Corporation (a Delaware corporation), consummated an agreement and plan of merger with Freight Rate, Inc. d/b/a Power 2 Ship. Pursuant to the Merger Agreement, Jag2 was merged with and into Freight Rate, Inc., which became the surviving wholly-owned subsidiary corporation. At the effective time of the merger, common, preferred, warrant and option holders of Freight Rate, Inc. exchanged their securities for an aggregate of (i) 29,768,523 shares of Jaguar common stock, options and warrants to purchase shares of Jaguar's common stock.

Simultaneous with the Freight Rate merger, Jaguar entered into a Stock Purchase Agreement whereby it sold 95% or 369,445 shares of the common stock of Premier (a wholly-owned subsidiary) to The DAR Group, Inc. Consideration was Jaguar's indebtedness to DAR and the assumption by DAR of all of Jaguar's liabilities as of the date of the agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April  15,  2003
                              JAGUAR INVESTMENTS, INC.

                         By:     /s/ Richard Hersh
                                 -----------------
                         Name:     Richard Hersh
                         Title:     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE               TITLES                    DATE
---------               ------                    ----


/s/ Richard Hersh      Chairman, CEO             April 15, 2003
-----------------      and Director
Richard Hersh

/s/ Douglas Gass       Director                  April 15, 2003
-----------------
Douglas Gass

I, Richard Hersh, Chairman, Chief Executive Officer, and Chief Financial Officer of Jaguar Investments, Inc. hereby certify that:

1.   I  have  reviewed  this Annual Report on Form 10-KSB of Jaguar Investments,
     Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April  15,  2003          By:   /s/  Richard  Hersh
                                        -------------------
                                  Name: Richard  Hersh,  Chairman
                                  Title: Chief Executive Officer &
                                         Chief Financial Officer