Form 10KSB/A
period 2002-12-31
JAGUAR INVESTMENTS INC
filed 2003-04-28
CIK 1082733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                  FORM 10-KSB/A

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


                                     PART III
                                     --------


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information available to the Company, as of April 15, 2003, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii)  the  Company's  officers  and  directors  as  a  group:




Name and Address of               Shares of                        Percentage of Common
---------------------------  --------------------                ------------------------
Beneficial Owner (1):        Common Stock Owned:                      Stock Owned (2):
---------------------------  --------------------                ------------------------


Richard Hersh                       4,291,629 (3)                          14.7% (3)
13704 NW 23rd Court
Sunrise, FL 33323

R&M Capital Partners Inc.           3,850,000                              15.5%
545 8th Avenue, Suite 401
New York NY 10018

Michael Garnick                     2,500,000                              10.0%
1590 Stockton Rd.
Meadowbrook, PA 19046

Michael Darden                        798,195 (4)                           3.1% (4)
811 Eagle Crossing Dr.
Lawrenceville, GA 30044

Douglas F. Gass                       532,130                               2.1%
10400 Griffin Rd.
Suite 101
Fort Lauderdale, FL 33328

All officers and directors          5,621,954 (3)(4)                       18.7% (3)(4)
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

Dated:    April    ,  2003
                ---
                              JAGUAR INVESTMENTS, INC.

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

SIGNATURE               TITLES                    DATE
---------               ------                    ----


/s/ Richard Hersh      Chairman, CEO             April   , 2003
-----------------      and Director                   ---
Richard Hersh

/s/ Douglas Gass       Director                  April   , 2003
-----------------                                     ---
Douglas Gass