Form 10QSB
period 2003-03-31
JAGUAR INVESTMENTS INC
filed 2003-05-16
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the Quarter ended MARCH 31, 2003     Commission File Number 0-25753

                                POWER2SHIP, INC.
             (Exact name of Registrant as specified in its charter)

            NEVADA                                   13-1026995
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  or  organization)


10400 GRIFFIN ROAD, SUITE 101, FORT LAUDERDALE, FLORIDA        33328
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:          (954) 680-6608

Securities registered pursuant to Section 12 (b) of the Act:     NONE

Securities registered pursuant to Section 12 (g) of the Act:  COMMON STOCK
                                                             (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past  90  days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to
the  Form  10-QSB.     Yes  [ ]     No  [X]

     State issuer's revenue for its most recent quarter:     $431,831

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act of 1934): $18,932,803 as of March 31, 2003.

ISSUERS INVOLED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

     Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003: 25,086,448 shares of common stock, par value $.001 per share (the "Common Stock")

     Transitional Small Business Disclosure Format (check one):
Yes  [ ]          No  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheet, March 31, 2003                         2

            Consolidated Statements of Operations, Three Months Ended
            March 31, 2003 and 2002                                            3

            Consolidated Statements of Cash Flows, Three Months Ended
            March 31, 2003 and 2002                                            5

            Selected Notes to Consolidated Financial Statements                7

Item 2.     Management's Discussion and Analysis or Plan of Operation         10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        12

Item 4.     Controls and Procedures                                           12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 14

Item 2.     Changes in Securities                                             14

Item 3.     Defaults Upon Senior Securities                                   14

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits and Reports on Form 8-K                                  15

            SIGNATURE                                                         15

            CERTIFICATIONS                                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         [INDEX TO FINANCIAL STATEMENTS]

     Consolidated Balance Sheet as of March 31, 2003 (unaudited)               2

     Consolidated Statements of Operations for the three months ended
     March 31, 2003 and March 31, 2002 (unaudited)                             3

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 2003 and March 31, 2002 (unaudited)                             5

     Selected Notes to Consolidated Financial Statements.                      7


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash                                                            $   170,864
   Accounts receivable                                                 360,101
   Notes receivable                                                     20,455
                                                                   ------------

        Total current assets                                           551,420
                                                                   ------------

Property and equipment                                                 107,276
     Less accumulated deprecation                                      (29,404)
                                                                   ------------

                                                                        77,872
                                                                   ------------

                                                                   $   629,292
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - short term                                      $   155,251
   Accounts payable and accrued expenses                               159,022
                                                                   ------------

       Total current liabilities                                       314,273
                                                                   ------------

Long term debt:
   Convertible notes payable                                           175,000
   Convertible note payable to related party                           135,000


Stockholders' equity:
   Series X convertible preferred stock, $.001 par value, 100,000
      shares authorized; 100,000  shares issued and outstanding            100
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding              87
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 25,086,448 shares issued                              25,086
   Additional paid-in capital                                        6,831,049
   Accumulated deficit                                              (6,851,303)
                                                                   ------------

       Stockholders' equity                                              5,019
                                                                   ------------

                                                                   $   629,292
                                                                   ============



   The accompanying notes are an integral part of these financial statements.


                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended March 31,
                                                        2003          2002
                                                    ------------  ------------
Revenue:
   Freight income                                   $   215,511   $         -
   Software development services                        216,320             -
                                                    ------------  ------------

      Total revenue                                     431,831             -
                                                    ------------  ------------

Operating expenses:
   Freight costs                                        199,811             -
   Selling, general and administrative:
        Non-cash consultant expense                     442,871           975
        Other selling, general and administrative       342,460       161,793
   Research and development                              56,904        20,550
                                                    ------------  ------------

       Total operating expenses                       1,042,046       183,318
                                                    ------------  ------------

       Loss from operations                            (610,215)     (183,318)
                                                    ------------  ------------

Other income (expense):
   Interest income                                          273           145
   Interest expense                                     (37,356)      (28,095)
   Other income                                          14,040             -
                                                    ------------  ------------

       Total other income (expense)                     (23,043)      (27,950)
                                                    ------------  ------------

Net loss                                            $  (633,258)  $  (211,268)
                                                    ============  ============

Loss per share-basic and diluted                    $     (0.03)  $     (0.01)
                                                    ============  ============


Weighted average shares outstanding                  24,397,595    18,787,973
                                                    ============  ============


    The accompanying notes are an integral part of these financial statements.


                                    POWER2SHIP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                             Three months ended March 31,
                                                                                2003             2002
                                                                             ----------       ----------

   Net loss                                                                  $(633,258)       $(211,268)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                             1,461              537
        Issuance of stock, options and warrants
          for services, compensation and conversion                            442,871              975
        Changes in operating assets and liabilities:
            Increase in accounts receivable                                   (279,823)               -
            Increase in short term notes receivable                               (270)          (4,146)
            Increase (decrease) in accounts payable
                and accrued expenses                                           135,005           27,515
            Decrease in accrued salaries                                      (147,520)         (14,303)
            Increase is short term notes payable                                 1,430            7,145
            Increase in note payable to related party                          135,000                -
                                                                             ----------       ----------

               Net cash used in operating activities                         $(345,104)       $(193,545)
                                                                             ----------       ----------

   Continued


   The accompanying notes are an integral part of these financial statements.


                                        POWER2SHIP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                       Three months ended March 31,
                                                                                              2003        2002
                                                                                           -----------  ---------
Cash flows from investing activities:
   Purchases of property and equipment                                                     $  (41,018)  $ (1,904)
                                                                                           -----------  ---------

               Net cash provided by (used in) investing activities                            (41,018)    (1,904)
                                                                                           -----------  ---------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                                                 145,134    243,453
   Proceeds from sale of common stock                                                         175,000          -
   Proceeds from sale of Series B preferred stock                                             165,762          -
   Purchase of treasury stock                                                                       -    (25,000)
                                                                                           -----------  ---------

               Net cash provided by financing activities                                      485,854    218,453
                                                                                           -----------  ---------

               Net increase (decrease) in cash and cash
                  equivalents                                                                  99,732     23,004
                                                                                           -----------  ---------

Cash and cash equivalents, beginning of period                                                 71,132     56,820
                                                                                           -----------  ---------

Cash and cash equivalents, end of period                                                   $  170,864   $ 79,824
                                                                                           ===========  =========


Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                                                $        -   $      -
                                                                                           ===========  =========

   Cash paid for income taxes during the period                                            $        -   $      -
                                                                                           ===========  ---------

Supplemental disclosure of financing activities:

        Conversion of convertible promissory
          notes to common stock                                                            $1,590,086   $      -
                                                                                           ===========  =========


   The accompanying notes are an integral part of these financial statements.

                        POWER2SHIP, INC. AND SUBSIDIARIES
                                SELECTED NOTES TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.     BASIS OF PRESENTATION

     Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc. ("Jaguar"), consummated a merger with Freight Rate, Inc. on March 11, 2003. The agreement and plan of merger related to this transaction is summarized in Note 3 herein and attached as an exhibit to Form 8-K filed by Jaguar on March 26, 2003.

     For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition since, excluding the assets, liabilities and operations of Freight Rate, Inc., upon closing the merger transaction, Jaguar had nominal assets and no liabilities or operations. Therefore, the financial statements reported herein reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception. On May 13, 2003, Jaguar changed its name to Power2Ship, Inc.

     Unaudited interim financial statements - The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Freight Rate, Inc. and Freight Rate, Inc.'s inactive subsidiaries Power2Ship, Inc. (Delaware) and Power4PL, Inc. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2002.

2.     SELECTED ACCOUNTING POLICIES

     Due to the reverse acquisition of Freight Rate, Inc., the following accounting policies supplement those included in the Company's annual report on Form 10-KSB as of December 31, 2002.

     Revenue recognition - The Company recognizes freight income, freight charges and expenses when shipments arrive at their destinations. Revenue from software development services is recognized as the services are provided.

     Research and development expenses - Research and development expenses are charged to operations as incurred.

     Loss per share - The Company accounts for earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of basic and diluted earnings or loss per share. Stock options granted during the year were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net loss. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. The Company has considered all shares issued by the registrant prior to the merger with Freight Rate, Inc. to be outstanding for the entire period.

3.          MERGER

     On March 11, 2003, a wholly-owned subsidiary of the Company, Jag2 Corporation, a Delaware corporation ("Merger Sub") consummated an agreement and plan of merger (the "Merger Agreement") with Freight Rate, Inc. Pursuant to the Merger Agreement, Merger Sub was merged with and into Freight Rate, Inc. and Freight Rate, Inc. survived as the Company's wholly-owned subsidiary corporation (the "Merger"). At the effective time of the Merger, the holders of Freight Rate, Inc. common and preferred stock, warrants and options exchanged their securities for an aggregate of (i) 29,768,523 shares of the Company's Common Stock, options and warrants to purchase shares of the Company's Common Stock (12,051,448 shares of which will be issued initially, with the remaining 17,717,075 shares underlying the options and warrants), (ii) 100,000 shares of Series X Preferred Stock and (iii) 87,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock has 200 votes per share and has the right to vote with the common shareholders in all matters, and is convertible into 231,477 shares of the Company's Common Stock at the holder's option. The Series X Preferred Stock is required to be converted on March 11, 2004 into as many as an additional 85,740,000 shares of the Company's Common Stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. In the event that the entire $2.5 million of funding is consummated, the Series X Preferred Stock will be cancelled. The summary of the Merger Agreement was filed as an exhibit to Form 8-K filed on March 26, 2003.

4.     GOING  CONCERN  AND  MANAGEMENT'S  PLAN

     The Company had been in the development stage from its inception until it commenced freight operations during the month of October 2002. Its continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity or debt capital, increasing sales and achieving profitable operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, at March 31, 2003, the Company's accumulated deficit was $6,851,303 and its management estimates it will require approximately $2,350,000 in capital during the remainder of 2003 to execute its business plan. It presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan is to raise additional equity and/or debt capital to fully implement its business plans and to increase sales. The Company is subject to the expenses and uncertainties frequently encountered by companies in rapidly evolving, technologically-driven markets. These risks include the failure or unwillingness of creditors to accept equity for debt, the rejection of the Company's services by businesses and the inability of the Company to generate sufficient revenue to generate positive cash flow.

     The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

5.     CONCENTRATION

     The Company's revenue during the first quarter of 2003 was concentrated in two customers. Freight income was generated from one customer and revenue from providing software development services was generated from a second customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Description of Business

     The Company, through its wholly-owned subsidiary Freight Rate, Inc., operates as an Application Service Provider (ASP) offering a highly accessible, user-friendly information and communication system for the truckload freight industry. This system - named the P2S MOBILEMARKET(TM) - includes an online site that collects, consolidates, processes and presents real-time transportation-related data that is valuable to logistics departments of shippers and motor carriers. This information assists these shippers and carriers operate more efficiently by enabling them to 1) Identify and utilize excess transportation capacity, 2) Execute freight transactions online and 3) Track the movement of loads and/or transportation assets online. The Company's website may be found at www.power2ship.com.
                        ------------------

Results of Operations

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

     Total revenue for the three months ended March 31, 2003 was $431,831 compared with $0 during the same period of 2002. Revenue in the first quarter of 2003 consisted of $216,320 from The Great Atlantic & Pacific Tea Company, Inc. ("A&P") for providing software development services and $215,511 for providing freight transportation services utilizing contract motor carriers. No revenue was generated in the first quarter of 2002 since the Company was a development stage company during that period.

     Total cost of sales was $199,811 for the three months ended March 31, 2003 compared with $0 during the same period of 2002. Cost of sales in the first quarter of 2003 consisted entirely of payments to contract motor carriers. No cost of sales was incurred in the first quarter of 2002 as the Company was a development stage company during that period.

     The Company's gross profit margin on freight transportation revenue for the first quarter of 2003 was 7.3%. The Company had no gross profits during the same period of 2002 when the Company was a development stage company.

     Total operating expenses were $1,042,046 for the three months ended March 31, 2003, an increase of $858,728 versus operating expenses of $183,318 during the same period of 2002. The increase in operating expenses during the first quarter of 2003 was associated with the Company having revenue-generating operations during the fourth quarter of 2002 versus being a development stage company during the same period of 2002.

     Freight costs during the first quarter of 2003 were $199,811 versus $0 during the first quarter of 2002 as the Company was incurring expenses with contract motor carriers to provide freight transportation services.

     Selling, general and administrative expenses were $785,331 for the three months ended March 31, 2003, an increase of $622,563 versus the $162,768 incurred during the same period of 2002. This increase consisted of a $441,896 increase in non-cash compensation expense and a $180,667 increase in other selling, general and administrative expenses.

     Non-cash compensation expense during the first quarter of 2003 was $442,871 versus $975 during the same period of 2002. This increase was due to compensation paid to consultants in the form of the Company's common stock and common stock options.

     Other selling, general and administrative expenses during the first quarter of 2003 were $342,460, an increase of $180,667, versus $161,793 during the same period of 2002. The expenses contributing the most to this increase were as follows:

- Payroll and consulting expenses in the first quarter of 2003 were $170,848, an increase of $68,408 or 66.8%, versus $102,440 in the comparable period of 2002. This increase was due to an increase in the number and compensation level of the Company's employees and consultants required to work on its contract with A&P.
- Legal expenses in the first quarter of 2003 were $50,589, an increase of $45,589 or 912%, versus $5,000 incurred during the same period of 2002. This increase resulted primarily from the legal fees associated with the merger transaction with Freight Rate, Inc. and the settlement negotiations with Caps Logistics, Inc.
- Travel expenses increased by $22,734 or 359% to $29,069 in the first quarter of 2003 versus $6,334 in the same period of 2002 as a result of additional travel to customers, vendors and potential funding sources.
- Computer software expenses increased by $15,200 in the first quarter of 2003 versus $0 in the same period of 2002 as the Company purchased an Oracle database software license.
- Other general and administrative expenses were $76,755, an increase of $28,736 or 59.8% versus $48,019 during the same period in 2002, primarily as a result of the normal operating costs associated with the greater number of employees and consultants working with the Company.

     Research and development expenses for the first quarter of 2003 were $56,904, an increase of $36,354 or 177%, versus $20,550 incurred during the same quarter of 2002. This increase was associated with the costs paid to employees and consultants to develop the Company's website.

     Other expenses were $23,043 during the first quarter of 2003, a decrease of $4,907 or 17.6%, versus other expenses of $27,950 incurred during the same period of 2003. This decrease primarily was due to an increase of $14,040 in other income partially offset by an increase of $9,261 in interest expense to $37,356 during the first quarter of 2003 versus $28,095 during the same period of 2002. The increase in other income during the period primarily was from a gain of $12,520 realized from the forgiveness of $147,520 in accrued salaries in consideration for a convertible promissory note made by the Company in the amount of $135,000 that accrues interest at 8.0% per annum and matures on June 30, 2006.

Liquidity and Capital Resources:

     The Company has incurred losses since its inception. As of March 31, 2003, the Company had an accumulated deficit of $6,851,303 and stockholders' equity of $5,019. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. As of March 31, 2003, the Company had $170,864 of cash and cash equivalents.

     The Company's future capital requirements will depend on many factors, including its cash flow from operations, competing market and technological developments, and its ability to market its products and services successfully. Its continued operations depend upon the availability of cash flow from operations and/or its ability to raise additional funds through subsequent equity or debt financings. The Company's management projects that the Company will require approximately $2.35 million of capital during the remainder of 2003 in order to fully execute its business plan. The Company presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If it cannot obtain needed funds, it may be forced to modify its business plans and curtail or cease its expansion and development plans. Further, such subsequent funding(s) may result in substantial dilution for its existing shareholders and any additional debt instruments issued may contain restrictions on the Company's operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. The Company has not traded or otherwise transacted in derivatives nor does it expect to do so in the future. The Company has established policies and internal processes related to the management of market risks which are used in the normal course of its business operations.

     The fair value of long-term debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of a company's fixed-rate long-term debt, if any, the Company believes that a change in interest rates would not have a material impact on its financial condition, future results of operations or cash flows.

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure and procedures

          Within 90 days prior to this report, with the participation of management, the Company's principal executive officer and principal financial officer evaluated our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)     Changes in internal controls

          Subsequent to January 31, 2003 through the date of filing this Form 10-QSB for the quarter ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 10, 2002 Caps Logistics, Inc., a Georgia corporation ("Caps") filed a motion against Power2Ship, a Freight Rate, Inc. trade name, in the Circuit Court of Fairfax County, Virginia to enforce a promissory note for $143,000 ("Note") made by it to Caps on September 27, 2001 related to certain software provided to it by Caps in March 2000. The Note expired on May 1, 2001. Caps is seeking payment of the entire balance of the Note, accrued interest at the rate of six percent (6%) for the entire term of the Note and reasonable attorneys' fees in the amount of ten percent (10%) of the balance of the Note. Freight Rate, Inc. responded to the motion on August 2, 2002 by denying liability and asserting a counterclaim for breach of contract, fraudulent inducement and declaratory relief. Settlement discussions between the parties currently are underway.

     On April 4, 2003, a demand letter was received by Freight Rate, Inc. from an attorney representing two former consultants ("Consultants") claiming that Freight Rate, Inc. had breached a consulting agreement with each of the Consultants by withholding compensation allegedly earned pursuant to such consulting agreements. One consultant is seeking to collect compensation of $50,000, approximately 30,000 shares of common stock and an additional number of shares equal to 7% of the number of shares issued to investors introduced by Consultant. The other Consultant is seeking to collect compensation in the form of preferred stock convertible into 5% of the fully diluted shares of the Company following the first round of financing completed after becoming public. The letter further states that, unless such compensation is paid, the Consultants intend to have their disputes mediated and, if mediation is unsuccessful, arbitrated. Freight Rate, Inc. disputes these claims and believes that they are without merit. The Company intends to vigorously defend Freight Rate, Inc.'s position in these matters. In the opinion of management, the ultimate disposition of such actions will not have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold 175,000 shares of its Common Stock during the three months ended March 31, 2003 for $0.50 per share. Also, during this period the Company's wholly-owned subsidiary, Freight Rate, Inc., raised $165,762 through the sale of 82,881 units for $2.00 per unit with each unit consisting of two shares of Series B Preferred Stock convertible into two shares of Freight Rate, Inc. common stock and one warrant to purchase one share of Freight Rate, Inc. common stock for $3.00 per share that is exercisable until December 31, 2004. The proceeds from these sales were used to fund the Company's operating loss incurred during the period. Both transactions were effected under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 5, 2003, Jaguar Investments, Inc., sole shareholder of Jag2 Corporation, a Delaware corporation, adopted a resolution to consummate an agreement and plan of merger (the "Merger Agreement") with Freight Rate, Inc. Pursuant to the Merger Agreement, on March 11, 2003, Jag2 Corporation was merged with and into Freight Rate, Inc. and Freight Rate, Inc. survived as the Company's wholly-owned subsidiary corporation.

     On March 27, 2003, holders of a majority of the outstanding stock of the Company adopted a resolution to amend the Company's Articles of Incorporation changing its name to Power2Ship, Inc. The amendment became effective on May 13, 2003.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
10.12     Employment Agreement with Richard Hersh, Chief Executive Officer

10.13     Employment Agreement with Michael Darden, President

10.14 Employment Agreement with John Urbanowicz, Vice President of Information Technology

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K
          On March 26, 2003, the Company filed a current report on Form 8-K disclosing its change of control upon the merger with Freight Rate, Inc., its disposition of assets and liabilities that occurred simultaneously with the merger and the agreements related thereto.

     On May 2, 2003, the Company filed a current report on Form 8-K disclosing that it had dismissed its previous certifying accounting firm and engaged Sweeney Gates & Co. as its new independent accounting firm.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2003               POWER2SHIP, INC.

                                 /S/ Richard Hersh
                                 -------------------------------
                                 Richard Hersh
                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Richard Hersh, Chairman, Chief Executive Officer, and Chief Financial Officer of Power2Ship, Inc. hereby certify that:

1.     I have reviewed this Report on Form 10-QSB of Power2Ship, Inc.;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

(c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 15, 2003          By:   /s/ Richard Hersh
                                        -------------------
                                  Name:  Richard Hersh, Chairman
                                  Title: Chief Executive Officer &
                                         Chief Financial Officer