Form 10QSB/A
period 2003-03-31
POWER2SHIP INC
filed 2003-08-12
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the Quarter ended MARCH 31, 2003     Commission File Number 0-25753

                                POWER2SHIP, INC.
             (Exact name of Registrant as specified in its charter)

            NEVADA                                   87-04496677
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  or  organization)


903 Clint Moore Road, Boca Raton, Florida                       33487
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (561) 998-7557

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

     State issuer's revenue for its most recent quarter:     $356,831

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None


                                         TABLE OF CONTENTS
                                         -----------------


                                                                                            Page
                                                                                            ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, March 31, 2003                                            2

         Consolidated Statements of Operations, Three Months
         Ended March 31, 2003 and 2002                                                         3

         Consolidated Statements of Cash Flows, Three Months
         Ended March 31, 2003 and 2002                                                         4

         Selected Notes to Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                                             8

Item 3.  Controls and Procedures                                                              10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    11

Item 2.  Changes in Securities                                                                11

Item 3.  Defaults Upon Senior Securities                                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                                  12

Item 5.  Other Information                                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                                     12

         SIGNATURE                                                                            13

         CERTIFICATIONS                                                                       14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS

                         [INDEX TO FINANCIAL STATEMENTS]

     Consolidated Balance Sheet as of March 31, 2003 (unaudited)           2

     Consolidated Statements of Operations for the three months ended
     March 31, 2003 and March 31, 2002 (unaudited)                         3

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 2003 and March 31, 2002 (unaudited)                         4

     Selected Notes to Consolidated Financial Statements                   5


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

ASSETS
Current assets:
   Cash                                                            $   170,864
   Accounts receivable                                                 285,101
   Notes receivable                                                     20,455
   Other                                                                20,410
                                                                   ------------

        Total current assets                                           496,830
                                                                   ------------

Property and equipment                                                 107,276
     Less accumulated deprecation                                      (29,404)
                                                                   ------------

                                                                        77,872
                                                                   ------------

                                                                   $   574,702
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - short term                                      $   155,251
   Accounts payable and accrued expenses                               230,331
                                                                   ------------

       Total current liabilities                                       385,582
                                                                   ------------

Long term debt:
   Convertible notes payable                                           300,000
   Convertible note payable to related party                           135,000

Stockholders' deficit:
   Series X convertible preferred stock, $.001 par value, 100,000
      shares authorized; 100,000  shares issued and outstanding            100
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding              87
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 25,086,448 shares issued and outstanding              25,086
   Additional paid-in capital                                        6,706,049
   Accumulated deficit                                              (6,977,202)
                                                                   ------------

       Stockholders' deficit                                          (245,880)
                                                                   ------------

                                                                   $   574,702
                                                                   ============


   The accompanying notes are an integral part of these financial statements.
                                     Page  2


                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended March 31,
                                                        2003          2002
                                                    ------------  ------------
Revenue:
   Freight income                                   $   215,511   $         -
   Software development services                        141,320             -
                                                    ------------  ------------

      Total revenue                                     356,831             -
                                                    ------------  ------------

Operating expenses:
   Freight costs                                        202,572             -
   Selling, general and administrative:
        Non-cash consultant expense                     442,871           975
        Other selling, general and administrative       400,598       161,793
   Research and development                              56,904        20,550
                                                    ------------  ------------

       Total operating expenses                       1,102,945       183,318
                                                    ------------  ------------

       Loss from operations                            (746,114)     (183,318)
                                                    ------------  ------------

Other income (expense):
   Interest income                                          273           145
   Interest expense                                     (37,356)      (28,095)
   Other income                                          14,040             -
                                                    ------------  ------------

       Total other income (expense)                     (23,043)      (27,950)
                                                    ------------  ------------

Net loss                                            $  (769,157)  $  (211,268)
                                                    ============  ============

Loss per share-basic and diluted                    $     (0.03)  $     (0.01)
                                                    ============  ============


Weighted average shares outstanding                  24,397,595    18,787,973
                                                    ============  ============

    The accompanying notes are an integral part of these financial statements.
                                     Page 3


                                     POWER2SHIP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                               Three months ended March 31,
                                                                                   2003             2002
                                                                                ----------       ----------
   Net loss                                                                     $(769,157)       $(211,268)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                1,461              537
        Gain on forgiveness of accrued salary                                     (12,520)               -
        Issuance of stock, options and warrants
          for services, compensation and conversion                               442,871              975
        Changes in operating assets and liabilities:
            Increase in accounts receivable                                      (204,823)               -
            Increase in other current assets                                      (10,410)               -
            Increase in short term notes receivable                                  (270)          (4,146)
            Increase in accounts payable
              and accrued expenses                                                206,272           27,515
            Decrease in accrued salaries                                                -          (14,303)
            Increase is short term notes payable                                    1,430            7,145
                                                                                ----------       ----------

               Net cash used in operating activities                            $(345,146)       $(193,545)
                                                                                ----------       ----------

Cash flows from investing activities:
   Purchases of property and equipment                                          $ (41,018)       $  (1,904)
                                                                                ----------       ----------

               Net cash used in investing activities                            $ (41,018)       $  (1,904)
                                                                                ----------       ----------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                                   $ 145,134        $ 243,453
   Proceeds from sale of common stock                                             175,000                -
   Proceeds from sale of Series B preferred stock                                 165,762                -
   Purchase of treasury stock                                                           -          (25,000)
                                                                                ----------       ----------

               Net cash provided by financing activities                        $ 485,896        $ 218,453
                                                                                ----------       ----------

               Net increase in cash and cash equivalents                           99,732           23,004
                                                                                ----------       ----------

Cash and cash equivalents, beginning of period                                     71,132           56,820
                                                                                ----------       ----------

Cash and cash equivalents, end of period                                        $ 170,864        $  79,824
                                                                                ==========       ==========



   The accompanying notes are an integral part of these financial statements.
                                     Page 4

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

     For accounting purposes, the transaction was treated as a recapitalization and accounted for as a reverse acquisition since, excluding the assets, liabilities and operations of Freight Rate, Inc., upon closing the merger transaction, Jaguar had nominal assets and no liabilities or operations. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception. On May 13, 2003, Jaguar changed its name to Power2Ship, Inc.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, at March 31, 2003, the Company's accumulated deficit was $6,977,202, it has experienced net losses since its inception in 1996 and it incurred a $769,157 net loss during the quarter ended March 31, 2003. Management estimates it will require additional capital during the remainder of 2003 to execute its business plan. It presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

5.     CONCENTRATION

     The Company's revenue during the first quarter of 2003 was concentrated with two customers. Freight income was generated from one customer and revenue from providing software development services was generated from a second customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Description of Business

     The Company, through its wholly-owned subsidiary Freight Rate, Inc., operates as an Application Service Provider (ASP) offering a highly accessible, user-friendly information and communication system for the truckload freight industry. This system - named the P2S MOBILEMARKET(TM) - includes an online site that collects, consolidates, processes and presents real-time transportation-related data that is valuable to logistics departments of shippers and motor carriers. This information assists these shippers and carriers to operate more efficiently by enabling them to 1) Identify and utilize excess transportation capacity, 2) Execute freight transactions online and 3) Track the movement of loads and/or transportation assets online. The Company's website may be found at www.power2ship.com.
                        ------------------

Results of Operations

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

     Total revenue for the three months ended March 31, 2003 was $356,831 compared with $0 during the same period of 2002. Revenue in the first quarter of 2003 consisted of $141,320 from The Great Atlantic & Pacific Tea Company, Inc. ("A&P") for providing software development services and $215,511 for providing freight transportation services utilizing contract motor carriers. No revenue was generated in the first quarter of 2002 since the Company was a development stage company during that period.

     Total operating expenses were $1,102,945 for the three months ended March 31, 2003, an increase of $919,627 from operating expenses of $183,318 incurred during the same period of 2002. The increase in operating expenses during the first quarter of 2003 was attributed to increases in freight costs associated with the Company's revenue-generating operations and higher selling, general and administrative expenses and research and development expenses associated with additional administrative and technical personnel required to implement the Company's business plan during the period as compared with when it was a development stage company during the same period of 2002.

     Freight costs during the first quarter of 2003 were $202,572 versus $0 incurred during the first quarter of 2002. These costs consisted entirely of payments to contract motor carriers to provide freight transportation services. No cost of sales was incurred in the first quarter of 2002 when the Company was a development stage company.

     Selling, general and administrative expense was $843,469 for the three months ended March 31, 2003, an increase of $680,701 from the $162,768 incurred
during the same period of 2002.     Non-cash compensation expense during the
first quarter of 2003 was $442,871, an increase of $441,896 from $975 incurred during the same period of 2002 consisting of additional compensation paid to consultants in the form of the Company's common stock and common stock options. Other selling, general and administrative expense during the first quarter of 2003 was $400,598, an increase of $238,805, from $161,793 incurred during the same period of 2002 that consisted of the following:

- Payroll and consulting expenses in the first quarter of 2003 were $176,331, an increase of $73,891 or 72.1%, from $102,440 in the comparable period of 2002. This increase was due to an increase in the number and compensation level of the Company's employees and consultants required to work on its contract with A&P.
- Legal expenses in the first quarter of 2003 were $53,438, an increase of $48,438 or 969%, from $5,000 incurred during the same period of 2002. This increase resulted primarily from the legal fees associated with the merger transaction with Freight Rate, Inc. and the settlement negotiations with Caps Logistics, Inc.
- Web hosting expense increased by $44,418 from $0 during the same period of 2002 as a result of the expenses incurred to dedicated hosting and support services.
- Travel expenses increased by $29,465 or 465% to $35,799 in the first quarter of 2003 from $6,334 in the same period of 2002 as a result of additional travel to customers, vendors and potential funding sources.
- Computer software expenses increased by $15,200 in the first quarter of 2003 from $0 in the same period of 2002 as a result of the Company purchasing an Oracle database software license.
- Other general and administrative expenses were $75,413, an increase of $27,394 or 57.1% from $48,019 during the same period in 2002, primarily as a result of the normal operating costs associated with the greater number of employees and consultants working with the Company.

     Research and development expenses for the first quarter of 2003 were $56,904, an increase of $36,354 or 177%, versus $20,550 incurred during the same quarter of 2002. This increase was associated with the costs paid to employees and consultants to develop the Company's website.

     Other expense was $23,043 during the first quarter of 2003, a decrease of $4,907 or 17.6%, from $27,950 incurred during the same period of 2003. This decrease primarily was due to an increase of $14,040 in other income partially offset by an increase of $9,261 in interest expense to $37,356 during the first quarter of 2003 versus $28,095 during the same period of 2002. The increase in other income during the period primarily was from a gain of $12,520 realized from the forgiveness of $147,520 in accrued salaries in consideration for a convertible promissory note made by the Company in the amount of $135,000 that accrues interest at 8.0% per annum and matures on June 30, 2006.

Liquidity and Capital Resources:

     The Company has incurred losses since its inception. As of March 31, 2003, the Company had an accumulated deficit of $6,977,202 and a stockholders' deficit of $245,880. Historically, the Company has relied on the private sale of equity and debt securities to finance its operations. As of March 31, 2003, the Company had $170,864 of cash and cash equivalents.

     The Company's future capital requirements will depend on many factors, including its cash flow from operations, competing market and technological developments, and its ability to market its products and services successfully. Its continued operations depend upon the availability of cash flow from operations and/or its ability to raise additional funds through subsequent equity or debt financings. The Company's management projects that the Company will require additional capital during the remainder of 2003 in order to fully execute its business plan. The Company presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If it cannot obtain needed funds, it may be forced to modify its business plans and curtail or cease its expansion and development plans. Further, such subsequent funding(s) may result in substantial dilution for its existing shareholders and any additional debt instruments issued may contain restrictions on the Company's operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 21, 2003, the Company settled its litigation with Caps Logistics, Inc. ("Caps") and Baan USA, Inc. ("Baan"). Pursuant to the terms of this settlement, the Company issued a $170,000 non-interest bearing note to Baan requiring an immediate payment of $30,000, made on July 15, 2003, followed by 22 monthly payments of $5,000 due no later than the fifth of each month beginning in August 2003. If all of these principal payments are made when due, then the remaining outstanding principal balance of $30,000 shall be forgiven.

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

     On June 18, 2003, a shareholder filed a complaint against us and our Chief Executive Officer in the United States District Court, Southern District of New York, alleging that we were preventing him, without justification, from selling 150,000 restricted shares of common stock pursuant to SEC Rule 144 by not instructing our counsel to issue an opinion letter to the effect that such shares are transferable and saleable. He is seeking an injunction directing us to have our counsel issue an opinion letter and requesting the court to determine his damages, including attorney's fees and other costs, incurred in pursuing this complaint. We have responded to this complaint by informing the court of a competing claim made by another shareholder with respect to the ownership of the shares. We believe the shareholder's complaint is without merit and intend to vigorously defend our position in this matter. In the opinion of management, the ultimate disposition of such claim will not have a material adverse effect on our financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold 350,000 shares of its Common Stock during the three months ended March 31, 2003 for $0.50 per share. This Common Stock offering was terminated by the Company on May 30, 2003 with a total of $328,500 having been raised. Also, during this period and prior to the merger with Freight Rate, Inc., the Company's wholly-owned subsidiary, Freight Rate, Inc., raised $165,762 through the sale of 82,881 units for $2.00 per unit with each unit consisting of two shares of Series B Preferred Stock convertible into two shares of Freight Rate, Inc. common stock and one warrant to purchase one share of Freight Rate, Inc. common stock for $3.00 per share that is exercisable until December 31, 2004. The proceeds from these sales were used to fund the Company's operating loss incurred during the period. Both transactions were effected under Rule 506 of Regulation D of the Securities Act of 1933.

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


ITEM 5.  OTHER INFORMATION

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2003               POWER2SHIP, INC.



                         /s/ Richard Hersh
                         Chief Executive Officer

EXHIBIT 31.1

                            SECTION 302 CERTIFICATION

I,  Richard  Hersh,  certify  that:

1. I have reviewed this amended Quarterly Report on Form 10-QSB/A of Power2Ship, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectives of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Annual Report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.


     /s/ Richard  Hersh
     ------------------------------------------
     President,  Chief  Executive  Officer  and
     Chief  Financial  Officer

August  11,  2003

EXHIBIT 32.1

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Report on Form 10-QSB/A of Power2Ship, Inc. for the period ended March 31, 2003, I, Richard Hersh, Chairman, Chief Executive Officer, and Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Report on Form 10-QSB/A for the quarter ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Report on Form 10-QSB/A for the quarter ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Power2Ship, Inc.

               POWER2SHIP, INC.


Dated:  August 11, 2003     By:       /s/  Richard  Hersh
                                        -----------------------------------
                            Name:     Richard  Hersh,  Chairman
                            Title:    Chief  Executive  Officer  and  Chief
                                      Financial  Officer