Form 10KSB
period 2003-05-31
POWER2SHIP INC
filed 2003-09-15
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    -------
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  MAY  31,  2003     Commission File Number 0-25753
                               --------------                            -------

                                POWER2SHIP, INC.
                                ----------------
     (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

              NEVADA                                    87-0449667
              ------                                    ----------
 (STATE  OR  OTHER  JURISDICTION                     (I.R.S.  EMPLOYER
OF  INCORPORATION  OR  ORGANIZATION)                 IDENTIFICATION  NO.)

     903  CLINT  MOORE  ROAD,  BOCA  RATON,  FLORIDA            33487
     -----------------------------------------------            -----
     (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)            (ZIP  CODE)

REGISTRANT'S TELEPHONE NUMBER:         (561) 998-7557
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.
Yes  [ ]    No  [x]

State  issuer's  revenue  for  its  most  recent  fiscal  year:   $1,019,883

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act). $17,231,837 as of September 9, 2003.

     State the number of shares outstanding of each of the issuer's classes of common stock equity, as of May 31, 2003: 27,115,184 shares of common stock, par value $.001 per share (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [ ]      No  [x]

DOCUMENTS  INCORPORATED  BY  REFERENCE:     None

                                TABLE OF CONTENTS
                                -----------------


PART I                                                                     1 - 8

DESCRIPTION OF BUSINESS                                                        1
DESCRIPTION OF PROPERTY                                                        7
LEGAL PROCEEDINGS                                                              7
SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS                             8

PART II                                                                   9 - 16

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                       9
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                    11
FINANCIAL STATEMENTS                                                          15
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE                                                                    16

PART III                                                                 17 - 29

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT                           17
EXECUTIVE COMPENSATION                                                        19
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                21
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                23
EXHIBITS AND REPORTS ON FORM 8-K                                              24
CONTROLS AND PROCEDURES                                                       28
SIGNATURES                                                                    29

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

     HISTORY

     Power2Ship, Inc. ("P2S" or the "Company"), formerly known as Jaguar Investments, Inc., was formed in Nevada on October 28, 1987. From its inception until December 19, 2001, when it acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc., a New York corporation ("Premier"), P2S did not engage in any material business operations. The acquisition of all the issued and outstanding shares of Premier's common stock was completed by a share exchange (the "Share Exchange") whereby P2S acquired 388,889 shares of Premier's common stock in exchange for 1,000,000 of P2S's common stock, all of which were restricted regarding transferability. The shares of P2S' common stock issued to the shareholders of Premier represented approximately 8% of the total issued and outstanding shares of P2S common stock immediately after the Share Exchange. As a result of the Share Exchange, P2S carried on business through its wholly-owned subsidiary Premier and its subsidiaries.

     On March 11, 2003, a wholly owned subsidiary of P2S ("Merger Sub") consummated a merger with Freight Rate, Inc. d/b/a Power2Ship, a Delaware company ("FRI"). Pursuant to the merger, Merger Sub was merged with and into FRI and FRI survived as the Company's wholly owned subsidiary corporation. At the effective time of the merger, the holders of FRI's common and preferred stock, warrants and options exchanged their FRI securities for the following Company securities:
     -    11,869,712  shares  of  common  stock,

     -    13,986,679  common  stock  options,

     -    3,913,204  common  stock  purchase  warrants,

     - 100,000 shares of Series X Preferred Stock which are convertible on March 11, 2004 into shares of common stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. If the entire $2.5 million of funding is consummated, the Series X Preferred Stock will be cancelled. Management believes that it may be in the best interest of the Company to eliminate or reduce the conversion rights of the Series X Preferred Stock.

     - 87,000 shares of Series Y Preferred Stock, owned by the Company's Chief Executive Officer, that were received in exchange for an equal number of Series C Preferred Stock of FRI formerly owned by the Chief Executive Officer. Each share of Series Y Preferred Stock has 200 votes per share, comparable to the Series C Preferred Stock of FRI which had 75 votes per share, has the right to vote with the common shareholders in all matters, and is convertible at any time into 230,405 shares of the Company's common stock at the holder's option.

     Also, pursuant to the Merger Agreement, R&M Capital Partners, Inc. agreed to cancel 2,650,000 shares of the Company's common stock. This summary of the Merger Agreement is qualified by reference to the complete text of the Merger Agreement which is filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2003.

     For accounting purposes, the transaction was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and the accompanying notes thereto, reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception.

     Simultaneous with consummating the merger with FRI, the Company entered into a Stock Purchase Agreement pursuant to which it sold 95% or 369,445 shares of the common stock of Premier to The DAR Group, Inc. ("DAR") in consideration for the forgiveness by DAR of all of the Company's indebtedness to DAR in the approximate amount of $2.0 million and the assumption by DAR of all of Company's liabilities as of the closing date of the Stock Purchase Agreement. The foregoing summary of the Stock Purchase Agreement is qualified by reference to the complete text of the Stock Purchase Agreement which is filed as an exhibit to the P2S Current Report.

     As a result of the merger with FRI and the sale of 95% of the stock of Premier, our business is being conducted exclusively through FRI as of the date of this Report. FRI formed two wholly owned subsidiaries in 2002, Power2Ship, Inc. and Power4PL, Inc., both Delaware corporations, that have had no operations since their inception.

BUSINESS  OVERVIEW

     FRI is an application service provider (ASP) that offers a highly accessible, Web-based information and communication system for certain segments of the truck transportation industry. Truck freight is estimated to represent approximately 80% or $400 billion of the $500 billion United States freight transportation market according to the American Trucking Association. At the end of 2000 there were 467,159 interstate motor carriers, excluding passenger carriers and carriers of hazardous freight, with 375,348 or 80.4% operating 20 or fewer trucks according to the U.S. Department of Transportation, Federal Motor Carrier Safety Administration. P2S believes it has developed a system to help these smaller motor carriers compete more effectively with large carriers while also providing valuable logistics services to both small and large shippers.

     We have developed a system, named the P2S MobileMarket(TM), for collecting, consolidating, processing and presenting real-time transportation-related data that is valuable to logistics personnel working for Shippers and Carriers. This information, accessed through our Web site, helps Shippers and Carriers operate more efficiently by enabling them to:
     -    Minimize  excess  transportation  capacity  of  Carriers,

     -    Execute  freight  transactions  online,  and

     - Easily track the movement of loads and/or transportation assets online.

     Current customers include Shippers such as The Great Atlantic & Pacific Tea Company, a major retail food business ("A&P"), and Tire Kingdom, a subsidiary of TBC Corp., a major aftermarket tire retailer. In addition, it has approved membership in the P2S MobileMarket(TM) for over 150 Carriers.

P2S  MOBILEMARKET(TM)

     P2S, similar to many other ASPs, intends to charge some of the users (Shippers only) of the P2S MobileMarket(TM) primarily based upon their actual usage of the system without requiring them to purchase any software or hardware. Carriers will have unlimited access and use of the system for free, although they may choose to purchase vehicle locator and communication devices offered by P2S to enhance the benefits they derive from the system. Some of the information collected and saved in the P2S MobileMarket(TM) includes specific descriptions of each Carrier's company, assets, personnel, Carriers' freight rates, Shipper's transportation requirements and preferences in general and for specific loads, a digital version of the bill of lading, load pick-up and delivery appointment times and actual times, frequently updated asset/load locations with automatic notification of events anticipated to cause delays and a digital version of the receiver's signature confirming delivery. Collectively, this information enables the P2S MobileMarket(TM) to predict where and when every trucking asset in the system will have excess capacity and automatically search for the next load closest to that truck.

     Some of the benefits that Shippers may derive from using the P2S MobileMarket(TM) include:

     - A single, consolidated online page listing up to the 10 best Carriers meeting their pre-defined load, performance and pricing requirements having excess capacity (equipment) to move their loads;

     - Online access to Carriers' profiles and historical performance information prior to selecting the desired Carriers;

     - Reduces the time spent searching for Carriers thus enabling logistics personnel to concentrate on other transportation tasks;

     - Frequently updated location information of inbound loads and, if they have a captive fleet, outbound loads thus enabling Shippers to more accurately schedule advertising campaigns, warehouse personnel, etc.;

     - Receive automatic notification and alerts of probable delivery delays providing more time to develop and implement contingent plans;

     - Electronic bill of lading and exception management tools permit exact settlements, significantly improving relations with vendors and Carriers;

     - Customized management reporting utilizing historical data is available for an additional charge;

     - Custom development of interfaces to legacy systems of large Shippers is available for an additional charge; and

     - Access to logistics experts that will use third-party software, that management believes is the best of its kind, to analyze historical data and recommend supply chain optimization strategies is available for an additional charge.

     Some of the benefits that Carriers may derive from using the P2S MobileMarket(TM) include:

     - Free use of an online asset management tool to set-up, store, update and track their assets (tractors, trailers and drivers) and provide asset utilization reports;

     - Frequently updated location information available to constantly track assets;

     - Receive automatic notification and alerts to proactively address possible delays and problems;

     - Loads offered to qualified Carriers with excess capacity without freight brokerage fee or sales commission;

     - P2S pays Carriers and assumes responsibility for collecting payment from Shippers;

     -    Fast  payment  option  available  for  an  additional  charge;

     - Damaged or improper quantities of goods reported to all parties resulting in faster resolution; and

     - Access to historical transaction data for reporting and performance metrics.

RECENT  DEVELOPMENTS

     In the third quarter of 2002, we obtained a license from the U.S. Department of Transportation, Federal Motor Carrier Safety Administration, to engage in operations arranging or brokering transportation of freight (except household goods) by motor vehicle. Since the fourth quarter of 2002 we have been providing various logistics services to Tire Kingdom and marketing similar services to many other Shippers.

     In the fourth quarter of 2002, we entered into an ASP Software License and Customization Agreement with A & P to provide software development and integration services for a fee not to exceed $500,000. As of the date of this Report we have generated revenue of approximately $449,000 pursuant to this agreement. During the course of this project, we, in conjunction with A&P, defined and developed much of the functionality and most of the unique features of the P2S MobileMarket(TM) that we believe will be of value to a wide variety of Shippers in numerous industries. In addition, as of March 15, 2003, we began charging A&P a fixed monthly fee for unlimited access to the P2S MobileMarket(TM) and to have their data segregated on a dedicated computer server. As of April 28, 2003, A&P began using our system to monitor the locations of approximately 2,500 shipments per week transported by approximately 40 Carriers through our Web site.

     In the first quarter of 2003, P2S entered into a three-year agreement with BellSouth Corporation to provide a comprehensive communications solution for the P2S MobileMarket(TM) at BellSouth's highly secure e-business center in Miami, Florida. In August 2003, International Business Machines Corp. (IBM) took over for BellSouth and assumed responsibility for providing dedicated hosting and support services to P2S at this facility. BellSouth continues to provide P2S with network services and bandwidth for connectivity to the Internet.

     In the second quarter of 2003, we entered into a distributor agreement with a privately-owned developer and marketer of GPS locator devices. This company has agreed to a special pricing arrangement that includes our paying them a monthly royalty once the device is put into service. We intend to use a portion of the monthly payments we receive from Carriers, pursuant to 36-month access/service contracts they will enter into with us, to pay this royalty.

     In the third quarter of 2003, we established an alliance with ARL, Inc., also known as American Road Line ("ARL"), a non-asset based motor carrier with over $60 million in revenue. As a result of this alliance, any full truckloads of freight that ARL's contractors are unable to move will be made available immediately to member-carriers of the P2S MobileMarket(TM). Also, as ARL's independent contractors become P2S member-carriers, their unused capacity will be displayed to P2S member-shippers. We will generate additional revenue and gross profits each time a transaction between a shipper and carrier takes place through the P2S MobileMarket(TM). Further, ARL has agreed to test our proprietary vehicle locator and communication devices in some of its contractor's trucks.

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

     - MONTHLY ACCESS/SERVICE FEES charged to Carriers who utilize our Vehicle Locator and Communication Devices ("P2S Mobile Devices"). We will enter into 3-year contracts with Carriers having a monthly fee of $79 per truck providing them with wireless access to the P2S Mobile Market(TM), product maintenance and customer support. Our Mobile Device consists of a vehicle locator device with a built-in modem ("GPS") and a handheld personal digital assistant ("PDA"). The GPS is easily installed in the truck's cab and plugged into a cigarette lighter for power. It utilizes global positioning system technology to determine specific latitude and longitude coordinates. Next, an internal modem in the GPS wirelessly transmits the location data to the nearest cellular tower. This data is then sent over a terrestrial network to reach the Internet and transmitted to the P2S MobileMarket(TM). The PDA contains our proprietary software that enables communication of location and other transportation-related information between drivers and the P2S MobileMarket(TM) when connected to the GPS. We have negotiated agreements to provide wireless connectivity to Carriers at very competitive rates with several major network providers, including AT&T and T-Mobile, and are in negotiations with others.

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

     - VIRTUAL PRIVATE NETWORK ("VPN") FEES charged to Shippers requiring data encryption and other extra security measures for their data.. VPN fees are incorporated in contracts prepared for each Shipper and are to be based on a number of variables including the volume of data being transmitted, the distance the data must travel and the amount of bandwidth required.

     - LOGISTICS OPTIMIZATION FEES charged to Shippers seeking to identify and implement strategies to improve the efficiency of their supply chain. P2S intends to employ experienced logistics professionals utilizing sophisticated logistics optimization software to analyze the historical information collected for a particular Shipper, identify embedded trends of activity, and recommend methods of improving complete supply chain strategies for them. This service is available to all Shippers once they have sufficient historical information collected in the P2S MobileMarket(TM).

     INTELLECTUAL  PROPERTY

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures, contractual provisions, copyright and trade secret laws. In addition, in order to increase the protection of our intellectual property, we have retained an attorney to assist our Company in preparing and filing patent applications.

ITEM     2.     DESCRIPTION  OF  PROPERTY

     Upon the Company's merger with FRI, it relocated its executive offices to the offices of FRI located at Congress Corporate Plaza 901, 903 Clint Moore Road, Boca Raton, Florida 33487. The Company leases 10,545 square feet in a one-story facility for approximately $110,335 for the next twelve months. The Company owns no real property.

ITEM     3.     LEGAL  PROCEEDINGS

     On July 21, 2003, the Company settled litigation with a computer software vendor. Pursuant to the terms of this settlement, the Company issued a $170,000 non-interest bearing note to the vendor requiring an immediate payment of $30,000, made on July 15, 2003, followed by 22 monthly payments of $5,000 due no later than the fifth of each month beginning in August 2003. If all of these principal payments are made when due, then the remaining outstanding principal balance of $30,000 shall be forgiven. As of the date of this Report, we are in compliance with the terms of this note.

     On April 4, 2003, we received a demand letter on behalf of Summit Trading Limited and Investor Relations Services, Inc., consulting firms that had rendered services to Freight Rate, Inc. pursuant to consulting agreements that expired in 2002, claiming that Freight Rate, Inc. had breached these agreements by withholding compensation allegedly earned pursuant to such consulting agreements. In September 2003, following mediation among the parties, the Company entered into separate agreements with both entities pursuant to which the Company has issued 1,407,136 and 291,336 shares of its common stock to Summit Trading Limited and Investor Relations Services, Inc., respectively. The Company has accounted for this stock issuance in its financial statements for fiscal year 2003 with an expense of $1,002,098. Both agreements include a provision providing for piggyback registration rights for 50% of the shares issued. One of the agreements also provides for the potential issuance of additional shares equal to 5% of the issuance of common shares following any further issuance of shares pursuant to the Company's Series B Preferred Stock offering, or as a result of issuance of common stock as a result of the Company's Series X Preferred Stock issuance.

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

ITEM     4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company's stockholders holding a majority of the voting power of the Company approved and recommended, pursuant to a written consent dated March 27, 2003, that the Company's Articles of Incorporation be amended in order to change the Company's name from Jaguar Investments, Inc. to Power2Ship, Inc. This name change became effective upon the filing of the amendment with the Secretary of State of the State of Nevada on May 13, 2003.

                                     PART II
                                     -------

ITEM     5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information

     The Company's shares of common stock trade on the OTC Bulletin Board under the trading symbol "PWRI". The following table sets forth the range of high and low closing quotations for the first quarter of fiscal year 2004 and each fiscal quarter for the past two fiscal years ended May 31, 2003 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in the Company's securities may be adversely affected.

                                  COMMON STOCK

                                      HIGH          LOW
                                      ----          ---
FISCAL  YEAR  2004
------------------
Quarterly  periods  ended:

     August  31,  2003               $.89          $.46

FISCAL  YEAR  2003
------------------
Quarterly  periods  ended:

     May  31,  2003                 $1.24          $.53

     February  28,  2003            $1.02          $.37

     November  30,  2002           $  .95          $.61

     August  31,  2002              $1.77          $.81

FISCAL  YEAR2002
----------------
Quarterly  periods  ended:

     May  31,  2002                $  .90          $.61

     February  28,  2002            $1.50          $.64

     November  30,  2001            $4.05         $1.00

     August  31,  2001              $6.00         $3.35

     On September 9, 2003, the final quoted closing price as reported by the OTC Bulletin Board was $0.65 for each share of our common stock.

Holders  of  Record

     As of September 9, 2003, there were 27,115,184 shares of Common Stock outstanding, held by approximately 400 record holders.

Dividends

     We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on the Company's common stock in the future will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

     The holders of our Series B Preferred Stock are entitled to receive a ten percent (10%) per annum cumulative dividend when, as and if, declared by our board of directors. The dividend shall be payable annually in arrears commencing on June 30, 2004 in cash or in shares of our common stock at or option. If the dividend is paid in shares of common stock, then such shares will be valued at the average closing price of our common stock for the 10 trading days immediately preceding the date of such dividend.

Recent  Sales  of  Unregistered  Securities

     During the period from June 1, 2003 through September 5, 2003, the Company sold 149,800 shares of Series B Preferred Stock, $5.00 stated value per share, for $749,000. These shares of Series B Preferred Stock are convertible at $.25 per share into 2,996,000 shares of common stock. These shares are entitled to receive a 10% dividend per annum, payable in cash or common stock at the Company's sole discretion, on June 30, 2004 unless previously converted to common stock.

     In July 2003, the Company sold 10,000 shares of Series C Preferred Stock, $30.00 stated value per share, and 500,000 common stock purchase warrants, to one accredited investor for $300,000. These shares of Series C Preferred Stock are convertible at $.30 per share into 1,000,000 shares of common stock. The warrants provide for the purchase of 500,000 shares of our common stock at $1.00 per share until July 14, 2006.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Critical Accounting Policies

     Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us:

     - General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     - Revenue Recognition. The Company recognizes freight transportation revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers defining the scope of work, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are non-recurring and are expected to significantly decrease in total and as a percent of total revenue in future periods.

     - Stock Based Compensation. The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

     The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Overview

     For accounting purposes, the Company's merger with Freight Rate, Inc. was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and the accompanying notes thereto, reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception.

     From our inception until the third quarter of 2003 fiscal year, we were a development stage company, historically operated with minimal assets and with no significant operations or income. Since the third quarter of fiscal year 2003 we have commenced operations.

Plan  of  Operation

     During the next 12 months, we intend to concentrate our efforts and resources on the sale and marketing of our services to shippers and carriers, the recruitment of additional qualified employees, and the continued development of the features and functionality of our ASP system.

Description  of  Business

     We operate through our wholly owned subsidiary, Freight Rate, Inc., an Application Service Provider (ASP) offering a highly accessible, user-friendly information and communication system for the trucking segment of the freight transportation industry. This system - named the P2S MOBILEMARKET(TM) - includes an online site that collects, consolidates, processes and presents real-time transportation-related data that is valuable to logistics departments of shippers and motor carriers. This information assists these shippers and carriers to operate more efficiently by enabling them to 1) Identify and utilize excess transportation capacity, 2) Execute freight transactions online and 3) Track the movement of loads and/or transportation assets online. The Company's website may be found at www.power2ship.com.
                             ------------------

Results  of  Operations

     Fiscal  Year  Ended  May  31,  2003 Compared to Fiscal Year Ended March 31,
2002.

     Total revenue for the fiscal year ended May 31, 2003 was $1,019,883 compared with $0 during the fiscal year ended May 31, 2002. Revenue in fiscal year 2003 consisted of $537,059 generated from The Great Atlantic & Pacific Tea Company, Inc. ("A&P") for providing A&P with access services and implementation services and $482,824 in brokerage services generated primarily from Tire Kingdom for arranging for the transportation of their freight through third-party motor carriers. The A&P revenue consisted of $448,995 for implementation services associated with our development of interfaces between A&P's existing systems and our ASP platform and $88,064 generated since March 15, 2003 pursuant to a 36-month ASP Access and Service agreement that provides A&P with unlimited access to our ASP platform and to segregates their data on a dedicated computer server. No revenue was generated in the 2002 fiscal year as the Company was a development stage company during that period.

     Total operating expenses were $2,228,157 for fiscal year 2003, an increase of $1,384,780 or 164% from operating expenses of $843,377 in fiscal year 2002. The increase in operating expenses in fiscal year 2003 was attributed to increases in freight costs incurred in providing freight brokerage services and higher selling, general and administrative expenses and research and development expenses associated with the additional administrative and technical personnel required to implement our business plan.

     Freight costs during fiscal year 2003 were $473,304 as compared with $0 during fiscal year 2002. These costs consisted entirely of payments to contract motor carriers to provide freight transportation services. No freight costs were incurred in the prior fiscal year since we were not providing brokerage services during that period.

     Total selling, general and administrative expenses were $1,598,709 in fiscal year 2003, an increase of $791,632 or 98% from $807,077 in fiscal year 2002. This increase consisted of an increase of $373,640 in salaries, benefits and consulting fees, an increase of $156,039 in common stock and options issued for services and an increase of $261,953 in other selling, general and administrative expenses.

     Salaries, benefits and consulting fees were $624,268 in fiscal year 2003, an increase of 149% from $250,628 in fiscal year 2002 due to an increase in the number and compensation level of the Company's employees and consultants.

     Common stock and options issued for services was $432,240 in fiscal year 2003, an increase of 56% from $276,201 in fiscal year 2002. The fiscal year 2003 expense consisted of issuances of common stock and options to employees and consultants, many of whom have since become employees of the Company.

     Other selling, general and administrative expenses were $542,201 in fiscal year 2003, an increase of 93% from $280,248 in fiscal year 2002. This increase consisted of the following:

     - Communications expenses increasing by $87,182 or 607% to $101,554 in fiscal year 2003 from $14,372 in fiscal year 2002 primarily associated with the costs of implementing a comprehensive communications solution, including having BellSouth Corporation provide the Company with network services and bandwidth for connectivity to the Internet and having IBM Corporation provide dedicated hosting and support services for the Company's ASP platform,

     - Professional fees increasing by $73,681 or 121% to $134,443 in fiscal year 2003 from $60,762 in fiscal year 2002 resulting primarily from higher legal fees associated with the Company's merger with Freight Rate, Inc. and its settlement negotiations with Caps Logistics, Inc.,

     - Travel expenses increasing by $57,235 or 313% to $75,530 in fiscal year 2003 from $18,295 in fiscal year 2002 as a result of additional travel to meetings with customers, vendors and prospective investors, and

     - Other general and administrative expenses increasing by $43,855 or 23% to $230,676 in fiscal year 2003 from $186,821 in fiscal year 2002 as a result of the normal operating costs associated with the greater number of employees and consultants working with the Company.

     Research and development expenses for fiscal year 2003 were $156,144, an increase of $119,844 or 330%, as compared with $36,300 during fiscal year 2002. This increase was associated with the costs paid to employees and consultants to develop our ASP platform.

     Other expenses were $1,027,598 in fiscal year 2003, an increase of $1,064,436 from other income of $36,838 in fiscal year 2002. This increase resulted primarily from a $1,002,098 increase in fiscal year 2003 in common stock issued pursuant to settlement agreements with two former consulting companies for services provided in prior fiscal years. Excluding the common stock issued pursuant to such settlement agreements, other expenses in fiscal year 2003 would have been $25,500, an increase from fiscal year 2002 of $62,338.

Liquidity  and  Capital  Resources

     Historically, we have relied on the private sale of our equity and debt securities to finance our operations. As of May 31, 2003, we had an accumulated deficit of $8,369,164, a stockholders' deficit of $407,556 and cash and cash equivalents of $18,400. Also, on May 31, 2003, we had a working capital deficit of $136,189 and our current ratio, defined as total current assets divided by total current liabilities, was 0.73.

     Since May 31, 2003, we have raised approximately $1.15 million through the sale of $1.05 million of our equity securities and $0.1 million of our debt securities in private placements. Our future capital requirements depend primarily on the rate at which we decrease our use of cash to fund operations. Our cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel required as we grow. As long as our cash flow from operations is insufficient to completely fund operations, we will continue to spend the capital previously raised and, should it become depleted, depend upon our ability to raise additional funds through subsequent equity or debt financings. We presently do not have any commitments for additional capital and there is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If we cannot obtain funds when required, we may be forced to modify our business plan and curtail or cease our expansion and development plans. Further, such subsequent equity financing(s) will cause some dilution for existing shareholders and any additional debt instruments issued may contain restrictions covenants that may have an adverse affect on our operations.

Subsequent  Events

     On June 5, 2003, the Company received an additional $100,000 from an unaffiliated shareholder and issued a convertible promissory note in the amount of $225,000 that replaced an existing $125,000 note to the same shareholder. On July 22, 2003, the Company repaid $100,000 of this note.

     In June 2003 the Company issued 50,000 and 30,000 shares to the Company's president and a consultant, respectively, in consideration for services rendered.

     In July 2003 the Company issued 50,000, 25,000 and 10,000 shares to three employees of the Company, including its Vice President of Technology, in consideration for services rendered.

     In August 2003 the Company issued 50,000 and 5,000 shares to one the Company's directors and an attorney, respectively, in consideration for services rendered.

     In June 2003, the Company designated 200,000 of its preferred shares as Series B Preferred Stock, $5.00 stated value per share, to be sold primarily to accredited investors. Each share of Series B Preferred Stock is convertible at $.25 per share into 20 shares of the Company's common stock. Any of these shares that are outstanding on June 30, 2004 and on June 30 of each year thereafter, shall be entitled to receive a 10% dividend on such dates payable in cash or common stock, at the Company's sole discretion. As of September 5, 2003, the Company had received $749,000 from the sale of 149,800 shares of Series B Preferred Stock which are convertible into 2,996,000 shares of common stock.

     Also, in July 2003, the Company sold 10,000 shares of Series C Preferred Stock, $30.00 stated value per share, to one accredited investor for $300,000. Each share of Series C Preferred Stock is convertible at $.30 per share into 100 shares of the Company's common stock or 1,000,000 shares upon conversion of all the shares. The Company also issued the investor warrants to purchase 500,000 shares of common stock at $1.00 per share until July 14, 2006.

     In September 2003, following mediation among the parties, the Company entered into separate settlement agreements with Summit Trading Limited and Investor Relations Services, Inc. pursuant to which the Company issued 1,407,136 and 291,336 shares of its common stock to these two entities, respectively. See
Part  1,  Item  3  -  "Litigation".

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We dismissed, by letter dated July 21, 2003, Sweeney Gates & Co. ("SGC") as our independent accounting firm. As of that same date, we engaged Sherb & Co., LLP as our new independent accounting firm.

     Since being engaged by the Company on April 28, 2003, the reports of SGC on the financial statements of the Company contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors unanimously approved the dismissal of SGC.

     From April 28, 2003 through July 21, 2003, there were no disagreements between the Company and SGC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused SGC to make a reference thereto in its report on the Company's financial statements for such period. During the period from April 28, 2003 through July 21, 2003, there have been no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-B).

     The reports of SGC on the financial statements of the Company's wholly owned subsidiary, Freight Rate, Inc., for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     Further, for the two most recent fiscal years, there were no disagreements between Freight Rate, Inc. and SGC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused SGC to make a reference thereto in its report on Freight Rate, Inc.'s financial statements for such period.

     We did not have any disagreements with our former accountants. The change was for reasons unrelated to the categories set forth in Item 304 of Regulation S-B and was reported in our Form 8-K filed with the U. S. Securities and Exchange Commission on July 29, 2003.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth the names, ages and positions of our directors and executive officers as of September 8, 2003. Pursuant to our bylaws, directors hold office until the election and qualification of their successors or until his earlier resignation or removal. The officers serve at the pleasure of the Board of Directors.

Name               Age        Position
----               ---        --------

Richard Hersh      60        Chairman of the Board of Directors, Chief Executive
                             Officer and Chief Financial Officer
Michael J. Darden  33        President and Director
John Urbanowicz    46        Vice President of Technology
Douglas Gass       45        Director

     RICHARD HERSH - In January 2003, we entered into a five-year employment agreement with Mr. Hersh to be our Chief Executive Officer, a position he has held since August 2001. Prior to then and since 1998, Mr. Hersh was a director and our Chief Operating Officer. Prior to joining the Company, he held several management positions including Operations Manager of Express Web, Inc., Chief Executive Officer of TRW, Inc. a start-up recycling company, Vice President of Operations for Book Warehouse, a discount bookstore chain, and Director of Operations for Dollar Time. Also, Mr. Hersh founded and was Chief Executive Officer of Helyn Brown's, a retailer of women's apparel with stores in Florida and Louisiana, which he sold after approximately 16 years.

     MICHAEL J. DARDEN - Mr. Darden became our President in April 2003 pursuant to a four-year employment agreement and a member of our Board of Directors in July 2003. Since June of 2002, Mr. Darden provided us with various consulting services in the areas of strategic planning, operations and logistics. From 1997 until joining P2S as a consultant, he founded and was President of Darden
Distribution & Warehouse Consulting, Inc. ("DDWC"). During this period DDWC designed, developed, implemented and managed warehouse management systems, fulfillment and distribution systems, automated order entry systems and shipping manifest systems for several clients. In addition, DDWC established and managed its own warehousing, manufacturing and distribution operations. During 1997 he was Operations Manager for Germersheim Inc. In 1996 Mr. Darden managed the warehouse operations for Coca-Cola Company's Olympic equipment and had responsibility for over 350 employees and a fleet of trucks. From 1993 to 1995, he was responsible for purchasing and inventory management for 5 distribution facilities of Atlas Supply Company, a wholesaler of tires, batteries and automotive accessories. From 1988 to 1993 he worked for Coca Cola Company in a variety of warehouse supervisory and facilities management positions.

     JOHN URBANOWICZ - Mr. Urbanowicz became our Vice President of Information Technology in January 2003 pursuant to a four-year employment agreement. Since June of 2002, he provided us with various consulting services in the areas of technology, logistics and operations. Over approximately the 20 years prior to joining P2S, Mr. Urbanowicz was involved predominantly in the logistics and distribution fields as a distribution manager, general manager, IT manager and, most recently, as a software and business consultant. He served as Vice President of Information Technology at Healthtrac Corporation, Director of
Logistics at GeoLogistics Network Solutions and senior consultant at ZETHCON Corporation. He has also designed and developed custom distribution, logistics, supply chain and warehouse management tools for Random House Books, Tower Records, Fuji Film USA, Wakefern Foods, Silvestri Corporation, and Dylex Ltd. He has installed third-party logistics warehouse management systems in over 50 locations.

     DOUGLAS F. GASS - Mr. Gass has been one of our directors since March 4, 2003 and was our President from such date until his resignation on March 19, 2003. Mr. Gass founded and has been the Chief Executive Officer of Flow Capital Advisors, Inc. ("Flow Capital"), a corporate financial advisory firm, since January 2003. We entered into a consulting agreement with Flow Capital in March 2003 to advise us in our funding and public relations activities. From April 2001 until February 2003, Mr. Gass was Managing Director of Investment Banking with Kirlin Securities, Inc., a member firm of the NASD based in New York. He has been a director of Innapharma, Inc., a privately held biopharmaceutical company, since 1998. From 1991 until 2001, Mr. Gass was a principal of M.S. Farrell & Company, Inc., a member firm of the NASD.

POTENTIAL  CONFLICTS  OF  INTEREST

     We have no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

     There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. Our officers and directors are accountable to the Company and its shareholders as fiduciaries, which means they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company. Failure by them to conduct the Company's business in its best interests may result in liability to them.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of the
Section 16(a) reports filed for the fiscal year ended May 31, 2003, we believe that our executive officers, Mr. Hersh, Mr. Darden and Mr. Urbanowicz, our independent director, Mr. Gass, and a beneficial owner of more than ten percent of the Company's common stock, Mr. Garnick, have not complied with all reporting requirements of Section 16(a) for fiscal year 2003. We believe that these reports were delayed, or in some cases not made, due to these individuals being unfamiliar with the specific reporting requirements.

ITEM  10.     EXECUTIVE  COMPENSATION

The table below sets forth all cash compensation paid to our executive officers for services they rendered to us in all capacities during the fiscal years ended May 31, 2003 and 2002.


SUMMARY COMPENSATION TABLE

                                              FISCAL     ANNUAL     ALL OTHER
NAME AND POSITION                              YEAR      SALARY    COMPENSATION
                                               ----     -------  --------------

Richard Hersh, Chief Executive Officer         2003     $59,347    $135,000 (1)
                                               2002      35,192          0
                                               ----     -------  --------------
Gregory Ricca, former Chief Executive Officer  2003        n/a        n/a
                                               2002         $ 0     $37,500 (2)
                                               ----     -------  --------------


(1) On March 10, 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer in exchange for his forgiving $147,520 of accrued salary. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into the Company's common stock at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share.

(2) Mr. Ricca was a director and Chief Executive of the Company from December 19, 2001 until his resignation on March 5, 2003. During 2002, the Company issued 30,000 shares of common stock to Mr. Ricca pursuant to the Company's 2001 Stock Compensation Plan.

Employment  Agreements

     During fiscal year 2003, we entered into employment agreements with the executive officers listed above. The terms of these employment agreements range from four to five years and have automatic one-year renewal provisions at the end of such terms unless terminated as specified in the agreements. The future aggregate commitments pursuant to these employment agreements are disclosed in
Note 7 of the consolidated financial statements included beginning at F-1 following Item 14 of this Report.

Option Grants in Last Fiscal Year

     The following table provides information with respect to each of our executive officers concerning stock options granted on our common stock in fiscal year 2003:



                                        Percent of Total
                    # of Securities     Options Granted
                      Underlying        To Employees in                            Expiration
Name               Options Granted        Fiscal Year         Exercise Prices         Dates
                   ---------------       ------------         ----------------      ----------
Richard Hersh            1,721,415            23.7%                $0.38              1/1/08
Michael J. Darden        1,888,998            26.0%            $0.38 - $1.01    6/17/05 - 4/15/08
John Urbanowicz          1,059,332            14.6%                $0.38         7/1/05 - 1/1/07



     No stock options were exercised by our executive officers during fiscal year 2003.

Compensation of Directors

     Directors do not receive any compensation for serving on our Board of Directors.

Compensation  Pursuant  to  Plans

     During fiscal year 2003, we did not issue any shares of our common stock to anyone pursuant to the Company's 2001 Stock Compensation Plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

     In January 2001, the board of directors adopted and the shareholders approved a stock compensation plan. We do not have a long-term incentive plan, as that term is defined in the rules and regulations of the Securities and Exchange Commission.

2001 Stock Compensation Plan

     The  Company  has  adopted  the  2001 Employee Stock Compensation Plan (the
"Plan"). The purpose of the Plan is further the growth and advance the best interests of the Company, by supporting and increasing our ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in our development and success. This Plan provides for stock compensation through the award of shares of our common stock.

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

     The maximum number of shares which may be awarded under the Plan is 5,000,000 of which 3,320,000 have been awarded as of September 8, 2003. However, no award may be issued that would bring the total of all outstanding awards under the Plan to more than 20% of the total number of shares of our common stock at the time outstanding.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information available to us as of September 8, 2003, with respect to the beneficial ownership of the outstanding shares of our common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

     This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 903 Clint Moore Road, Boca Raton, Florida 33487. Information with respect to the percent of class is based on outstanding shares of common stock as of September 8, 2003. Except as otherwise indicated, to our knowledge, the listed stockholder has sole power to vote and dispose of all the shares of common stock listed opposite their name.

     For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after September 8, 2003.



Name and Address of                      Shares of                Percentage of
Beneficial Owner (1)                Common Stock Owned        Common Stock Owned (2)
-------------------                 ------------------        ----------------------

Richard Hersh                             4,171,761 (3)                13.3% (3)

Michael Garnick                              3,082,300                 10.2%
1590 Stockton Rd.
Meadowbrook, PA 19046

Jonathon Marks                               1,416,815                  5.2%
10400 Griffin Road
Cooper City, FL 33328

Summit Trading Limited                       1,407,136                  5.2%
Charlotte House, Charlotte Street
Nassau, Bahamas

Michael Darden                              794,499 (4)                 2.9% (4)

John Urbanowicz                             554,666 (5)                 2.0% (5)

Douglas F. Gass                             779,666 (6)                 2.8% (6)

All officers and directors
as a group (four persons)           6,300,592 (3,4,5,6)          19.2% (3,4,5,6)


(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentages are approximate and are calculated based upon 27,115,184 shares of common stock ("Shares") issued and outstanding as of September 9, 2003 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) All of Mr. Hersh's Shares underlie vested stock options. Also, Mr. Hersh owns 87,000 shares of the Company's Series Y Preferred Stock with 200 votes per share that have the right to vote with the common shareholders in all matters and are convertible into 230,405 Shares at Mr. Hersh's option.

(4)     All  of  Mr.  Darden's  Shares  underlie  vested  stock  options.

(5)     All  but 25,000 of Mr. Urbanowicz' Shares underlie vested stock options.

(6)     200,000  of  Mr.  Gass'  Shares  underlie  vested  stock  options.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the past two fiscal years the following transactions have occurred between the Company and its officers, directors, nominees for election as director, or any shareholders owning greater than five percent (5%) of our outstanding shares, nor any members of the above referenced individuals' immediate family.

     During the year ended May 31, 2003, the Company wrote off $13,770 of accrued salaries due to employees.

     On March 10, 2003, we entered into a two-year consulting agreement with an entity that has a non-employee member of our board of directors as its president to provide various investment banking and investor relations advisory services. During fiscal year 2003, the Company issued this entity 529,666 shares and granted it 200,000 options exercisable at $.50 per share for three years from the date of grant.

     On March 10, 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer in exchange for his forgiving $147,520 of accrued salary owed to him. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into the Company's common stock at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share.

     On March 10, 2003, the Company issued a convertible promissory note in the amount of $125,000 to an unaffiliated Company shareholder that presently owns more than 5% of our outstanding shares. The interest rate of the note was 5% per annum and it had a maturity date of April 10, 2004. The holder of the note had the right to convert the outstanding principal balance of the note and interest accrued thereon into the Company's common stock at $0.40 per share. On June 5, 2003, upon receiving an additional $100,000 from the same shareholder, the Company replaced this note with a new convertible promissory note in the amount of $225,000. The new note bears interest of 5% per annum, has a maturity date of December 5, 2003 and has the same conversion provision as provided for in the original note. $100,000 of this note was repaid on July 22, 2003. Also, the note holder received warrants to purchase 75,000 shares of common stock at a price of $0.79 per share until June 5, 2004. Further, the new note has a prepayment provision requiring certain amounts of principal and interest accrued thereon to be repaid upon the Company receiving capital in excess of specified amounts during each month of the term of the note. As of the date of this Report, this note and accrued interest thereon are due and payable.

     In November, 2002, the Chief Executive Officer received $20,000 from the Company in the form of a short-term demand note bearing interest at the rate of 6% per annum. As of May 31, 2003 the balance of the note and accrued interest was $20,985. Subsequent to year-end, the note was paid in full.

     At May 31, 2002, the Company was indebted to the former Chairman for $83,733 relating to services performed under a consulting agreement which was cancelled on March 15, 2001. On March 6, 2003, the indebtedness was forgiven and converted to fully vested options resulting in a gain of $79,304.

     In March 2002, the Company repurchased 50,000 shares of common stock owned by the former Chairman in exchange for a short-term note. As of May 31, 2003 the note had been paid in full.

     In September 2003, following mediation among the parties, the Company entered into separate settlement agreements with Summit Trading Limited and Investor Relations Services, Inc. pursuant to which the Company issued 1,407,136 and 291,336 shares of its common stock to these two entities, respectively. See
Part  1,  Item  3  -  "Litigation".

     From August 1, 2001 through May 31, 2003, the Company shared office facilities leased by a company owned by the Company's former Chairman. The amount paid for rent for the year ended May 31, 2003 was $26,712 and for the year ended May 31, 2002 it was $21,783.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)(1)     FINANCIAL  STATEMENTS.

     The consolidated financial statements of the Company and its subsidiaries are included in Item 7.

(a)(2)     FINANCIAL  STATEMENT  SCHEDULES.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(b)  REPORTS  ON  FORM  8-K.

     The Company filed a Current Report on Form 8-K on March 26, 2003, as amended on Form 8-K/A filed on May 27, 2003, reporting an Item 1 event - "Change of Control of Registrant", an Item 2 event - "Acquisition and Disposition of Assets" and an Item 7 event - "Financial Statements, Pro Forma Financial Information and Exhibits".

     The  Company filed a Current Report on Form 8-K on May 2, 2003 reporting an
Item  4  event  -  "Changes  in  Registrant's  Certifying  Accountant".

     The Company filed a Current Report on Form 8-K on May 15, 2003 reporting an
Item 4 event - "Changes in Registrant's Certifying Accountant" and an Item 7 event - "Financial Statements, Pro Forma Financial Information and Exhibits".

     The Company filed a Current Report on Form 8-K on July 29, 2003 reporting an Item 4 event - "Changes in Registrant's Certifying Accountant", an Item 7 event - "Financial Statements, Pro Forma Financial Information and Exhibits" and an Item 8 event - "Change in Fiscal Year".

     The Company filed a Current Report on Form 8-K on August 19, 2003 reporting an Item 9 event - "Regulation FD Disclosure".


(C)  EXHIBITS


Exhibit Number    Description of Exhibit
---------------   ----------------------

      3.1(i)(a)   Articles of Incorporation.  (1)

      3.1(i)(b)   Certificate of Amendment to Articles of Incorporation.  (1)

      3.1(i)(c)   Certificate of Voting Powers, Designations, Preferences and Right to Series X
                  Preferred Stock, filed March 11, 2003. (1)

      3.1(i)(d)   Certificate of Voting Powers, Designations, Preferences and Right to Series Y
                  Preferred Stock, filed March 11, 2003. (1)

      3.1(i)(e)   Certificate of Correction of Certificate of Voting Powers, Designations,
                  Preferences and Right to Series Y Preferred Stock, filed April 9, 2003. (1)

      3.1(ii)(a)  Bylaws. (1)

      3.1(ii)(b)  Amended Bylaws dated March 31, 2003. (1)

      3.1(ii)(c)  Amended Bylaws. (2)

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

      10.10       Merger Agreement between Jaguar Investments, Inc., Freight Rate, Inc., and
                  Jag2 Corporation, dated March 10, 2003. (1)

      10.11       Stock Purchase Agreement between Jaguar Investments, Inc. and The D.A.R.
                  Group, Inc., dated March 10, 2003. (1)

      10.12       Employment Agreement with Richard Hersh, Chief Executive Officer. (1)

      10.13       Employment Agreement with Michael Darden, President. (1)

      10.14       Employment Agreement with John Urbanowicz, Vice President of
                  Information Technology. (1)

      16.1(a)     Letter of Liebman Goldberg & Drogin, LLP to the Securities and
                  Exchange Commission dated May 16, 2003. (1)

      16.1(b)     Letter of Sweeney Gates & Co. to the Securities and Exchange
                  Commission dated July 25, 2003. (1)

      21.1        Subsidiaries of Registrant. (1)

      23.1(a)     Consent of Independent Auditors. (1)

      23.1(b)     Consent of Independent Auditors. (2)

      23.1(c)     Consent of Independent Auditors. (2)

      31.1        Certification of Chief Executive and Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (2)

      32.1        Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section
                  1350 (2)



(1)     Previously  filed.
(2)     Filed  herewith.

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

Financial Statements

                        POWER2SHIP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Report  of  Independent Certified Public Accountants                         F-1

Report  of  Independent Certified Public Accountants                         F-2

Consolidated  Balance  Sheet                                                 F-3

Consolidated  Statements  of  Operations                                     F-4

Consolidated  Statement  of  Changes  in  Stockholders'  Deficit             F-5

Consolidated  Statements  of  Cash  Flows                                    F-6

Notes  to  Consolidated  Financial  Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Power2Ship, Inc.


We have audited the accompanying balance sheet of Power2Ship, Inc. as of May 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Power2Ship, Inc. as of May 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses and cash used in operations of $2,235,872 and $826,368 respectively, for the year ended May 31, 2003. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/Sherb & Co., LLP
                                              ------------------------------
                                              Sherb & Co., LLP
                                              Certified Public Accountants

New York, New York
September 12, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Power2Ship, Inc.


We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Power2Ship, Inc. for the year ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Power2Ship, Inc for the year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses and negative cash flow. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 SWEENEY, GATES & CO.


Fort Lauderdale, FL
September 12, 2003


                            POWER2SHIP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                       MAY 31, 2003



ASSETS

Current assets:
   Cash and cash equivalents                                                $    18,400
   Accounts receivable, net of allowance of $7,367                              316,961
   Prepaid insurance                                                             33,026
                                                                            ------------
        Total current assets                                                    368,387

Furniture and equipment                                                         165,660
     Less accumulated depreciation                                              (33,506)
                                                                            ------------
        Net furniture and equipment                                             132,154

Other assets                                                                     31,479
                                                                            ------------
Total assets                                                                $   532,020
                                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                               $   143,000
   Accounts payable and accrued expenses                                        361,576
                                                                            ------------

       Total current liabilities                                                504,576
                                                                            ------------

Long term debt:
Convertible notes payable                                                       300,000
Convertible note payable to related party                                       135,000

Stockholders' deficit :
   Series X convertible preferred stock, $.001 par value, 100,000
      shares authorized; 100,000  shares issued and outstanding                     100
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding                       87
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 27,115,184 shares issued and outstanding                       27,115
   Additional paid-in capital                                                 7,934,306
   Accumulated deficit                                                       (8,369,164)
                                                                            ------------

       Stockholders' deficit                                                   (407,556)
                                                                            ------------

Total liabilities and stockholders' deficit                                 $   532,020
                                                                            ============


The accompanying notes are an integral part of these financial statements.


                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended May 31,
                                                           2003          2002
                                                       ------------  ------------
Revenue:
Access fees                                            $    88,064   $         -
Freight transportation                                     482,824             -
Implementation services                                    448,995             -
                                                       ------------  ------------

       Total revenue                                     1,019,883             -

Operating expenses:
   Freight transportation                                  473,304             -
   Selling, general and administrative:
        Salaries, benefits and consulting fees             624,268       250,628
        Common stock and options issued for services       432,240       276,201
        Other selling, general and administrative          542,201       280,248
   Research and development                                156,144        36,300
                                                       ------------  ------------

       Total operating expenses                          2,228,157       843,377
                                                       ------------  ------------

       Loss from operations                             (1,208,274)     (843,377)
                                                       ------------  ------------

Other income (expense):
   Litigation settlement                                (1,002,098)            -
   Forgiveness of debt                                      93,074       118,243
   Interest income                                             821         1,010
   Interest expense                                       (122,165)      (82,415)
   Other income                                              2,770             -
                                                       ------------  ------------

       Total other income (expense)                     (1,027,598)       36,838
                                                       ------------  ------------

Net loss                                               $(2,235,872)  $  (806,539)
                                                       ============  ============


Loss per share-basic and diluted                       $     (0.09)  $     (0.03)
                                                       ============  ============

Weighted average shares outstanding
      - basic and diluted                               24,813,629    24,397,595
                                                       ============  ============


    The accompanying notes are an integral part of these financial statements.


                                               POWER2SHIP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE PERIOD MAY 31, 2001 THROUGH MAY 31, 2003

                                                                 Series A Stock          Series B Stock         Series C Stock
                                                                --------------           --------------         ---------------
                                                               Shares      Amount      Shares      Amount       Shares   Amount
                                                            -----------  ----------  ----------  -----------  --------  -------
Balance, May 31, 2001                                          287,454   $   2,875           -   $        -         -   $     -

Redemption of Series A preferred stock                         (93,392)       (934)
Conversion of Series A preferred stock to common stock        (194,062)     (1,941)
Conversion of common Stock to Series C preferred stock                                                           87,000     870
Repurchase of common stock
Common stock issued for compensation and services
Options and warrants issued for services
Warrants issued for Bridge Loan conversion
Net loss
                                                            -----------  ----------  ----------  -----------  --------  -------
Balance, May, 31, 2002                                               -           -           -            -      87,000     870

Conversion of options to common stock
Sale of Series B preferred stock                               195,720        1957
Conversion of series B to common stock                        (195,720)     (1,957)
Conversion of Series C preferred to series Y                                           (87,000)       (870)
Issuance of series X preferred
Retirement of Treasury stock
Sale of common stock
Conversion of notes and accrued interest to common stock
Conversion of notes and accrued salaries to stock options
Common stock issued for services and litigation settlement
Options and warrants issued for services
Common stock issued prior to merger
Recapitalization
Net loss
                                                            -----------  ----------  ----------  -----------  --------  -------

Balance, May 31, 2003                                                -   $       -           -   $        -         -   $     -
                                                            ===========  ==========  ==========  ===========  ========  =======


                                               POWER2SHIP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE PERIOD MAY 31, 2001 THROUGH MAY 31, 2003
                                                            (Continued)

                                                                 Series X Stock          Series Y Stock          Common Stock
                                                                --------------           --------------         ---------------
                                                               Shares      Amount      Shares      Amount       Shares   Amount
                                                            -----------  ----------  ----------  -----------  --------  -------

Balance, May 31, 2001                                                -   $       -           -   $        -   2,228,017  $22,280

Redemption of Series A preferred stock
Conversion of Series A preferred stock to common stock                                                          242,580    2,426
Conversion of common Stock to Series C preferred stock                                                          (87,000)    (870)
Repurchase of common stock
Common stock issued for compensation and services                                                               122,555    1,226
Options and warrants issued for services
Warrants issued for Bridge Loan conversion
Net loss
                                                            -----------  ----------  ----------  -----------  --------  -------
Balance, May, 31, 2002                                               -           -           -            -   2,506,152  25,062

Conversion of options to common stock                                                                           250,000   2,500
Sale of Series B preferred stock
Conversion of series B to common stock                                                                          518,331     518
Conversion of Series C preferred to series Y                                            87,000         87
Issuance of series X preferred                                 100,000         100
Retirement of Treasury stock                                                                                   (410,000) (4,100)
Sale of common stock                                                                                            657,000     657
Conversion of notes and accrued interest to common stock                                                      1,590,086  15,900
Conversion of notes and accrued salaries to stock options
Common stock issued for services and litigation settlement                                                    2,101,027   5,454
Options and warrants issued for services
Common stock issued prior to merger                                                                          12,860,000  12,860
Recapitalization                                                                                              7,042,588 (31,736)
Net loss
                                                              -----------  ----------  ----------  -----------  --------  -------


Balance, May 31, 2003                                          100,000     $   100      87,000    $    87    27,115,184 $27,115
                                                               ===========  ==========  ==========  ===========  ========  =======


                                               POWER2SHIP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE PERIOD MAY 31, 2001 THROUGH MAY 31, 2003
                                                            (Continued)

                                                           Treasury Stock (at cost)      Additional
                                                           -----------------------        paid-in     Accumulated
                                                               Shares      Amount         capital        Deficit      Total
                                                            -----------  ----------      ----------    -----------   --------

Balance, May 31, 2001                                         (360,000)    $(5,000)     $4,226,646    $(5,326,753) $(1,079,952)

Redemption of Series A preferred stock                                                    (324,066)                    325,000
Conversion of Series A preferred stock to common stock                                        (485)                          -
Conversion of common Stock to Series C preferred stock                                                                       -
Repurchase of common stock                                     (50,000)    (25,000)                                    (25,000)
Common stock issued for compensation and services                                          121,329                     122,555
Options and warrants issued for services                                                   140,992                     140,992
Warrants issued for Bridge Loan conversion                                                  12,654                      12,654
Net loss                                                                                                 (806,539)    (806,539)
                                                            -----------  ----------      ----------    -----------   --------
Balance, May, 31, 2002                                        (410,000)    (30,000)      4,177,070     (6,133,292)  (1,960,290)

Conversion of options to common stock                                                      222,500                     255,000
Sale of Series B preferred stock                                                           193,763                     195,720
Conversion of series B to common stock                                                       1,439                           -
Conversion of Series C preferred to series Y                                                   783                           -
Issuance of series X preferred                                                                (100)                          -
Retirement of Treasury stock                                   410,000      30,000         (25,900)                          -
Sale of common stock                                                                       327,843                     328,500
Conversion of notes and accrued interest to common stock                                 1,584,718                   1,600,678
Conversion of notes and accrued salaries to stock options                                    4,430                       4,430
Common stock issued for services and litigation settlement                               1,397,099                   1,402,553
Options and warrants issued for services                                                    31,785                      31,785
Common stock issued prior to merger                                                        (12,860)                          -
Recapitalization                                                                            31,736                           -
Net loss                                                                                               (2,235,872)  (2,235,872)
                                                            -----------  ----------      ----------    -----------   --------

Balance, May 31, 2003                                                -    $       -     $7,934,306   $ (8,369,164)  $ (407,556)
                                                            ===========  ===========      ==========    ==========   ==========



                                 POWER2SHIP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year ended May 31,
                                                                              2003         2002
                                                                          ------------  -----------
Cash flows from operating activities:
   Net loss                                                               $(2,235,872)  $ (806,539)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                            7,659        3,249
        Increase in allowance for doubtful accounts                             7,367            -
        Gain on forgiveness of accrued salary                                 (93,074)           -
        Issuance of stock options and warrants
          for services, compensation and conversion                            31,785      153,646
        Issuance of stock for services and litigation settlement            1,402,553      122,555
        Changes in operating assets and liabilities:
            Increase in accounts receivable                                  (324,328)
            Increase in prepaid insurance                                     (33,026)           -
            Increase in other assets                                          (31,479)           -
            Increase (decrease) in accounts payable and accrued expenses      442,047     (135,515)
            Increase in accrued salaries                                            -     (145,567)
            Increase in payable to related party                                    -       16,233
            Increase in accrued interest on bridge loan                             -      (67,983)
                                                                          ------------  -----------

               Net cash used in operating activities                         (826,368)    (859,921)
                                                                          ------------  -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                                       (130,663)      (7,718)
                                                                          ------------  -----------

               Net cash provided by (used in) investing activities           (130,663)      (7,718)
                                                                          ------------  -----------

Cash flows from financing activities:
   Repayment of bridge loan promissory notes                                        -     (243,750)
   Proceeds from convertible promissory notes                                 217,000    1,327,477
   Proceeds and repayments of short term notes payable                        (26,816)     169,816
   Proceeds from conversion of options to common stock                        225,000            -
   Proceeds from sale of preferred stock                                      195,720            -
   Proceeds from sale of common stock                                         328,500            -
   Redemption of Series A preferred stock                                           -     (325,000)
   Purchase of stock                                                                -      (25,000)
                                                                          ------------  -----------

               Net cash provided by financing activities                      939,404      903,543
                                                                          ------------  -----------

               Net increase (decrease) in cash and cash equivalents           (17,627)      35,904

Cash and cash equivalents, beginning of period                                 36,027          123
                                                                          ------------  -----------

Cash and cash equivalents, end of period                                  $    18,400   $   36,027
                                                                          ============  ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                               $         -   $        -
                                                                          ============  ===========

   Cash paid for income taxes during the period                           $         -   $        -
                                                                          ============  ===========

Non-cash transactions affecting investing and financing activities:

       Conversion of accrued salaries to note payable                     $   135,000   $        -
                                                                          ============  ===========

       Retirement of treasury stock                                       $   (30,000)  $        -
                                                                          ============  ===========

       Conversion of notes and accrued interest to common stock           $ 1,600,618   $        -
                                                                          ============  ===========

       Conversion of accrued salaries and note payable to options         $     4,430   $        -
                                                                          ============  ===========

       Conversion of bridge loan to convertible promissory notes          $         -   $  168,750
                                                                          ============  ===========


   The accompanying notes are an integral part of these financial statements.

                        POWER2SHIP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------

Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc. ("Jaguar"), incorporated in Nevada on October 28, 1987, consummated a merger with Freight Rate, Inc. on March 11, 2003. The agreement and plan of merger related to this transaction is summarized in Note 2 herein. Freight Rate, Inc. is an application service provider that offers a highly accessible, user-friendly information and communication system for the trucking segment of the feight transportaion industry

For accounting purposes, the transaction was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception. On May 13, 2003, Jaguar changed its name to Power2Ship, Inc. Freight Rate, Inc. is now a subsidiary of Power2Ship, Inc. and is the only operating company in the group.

The Company had been in the development stage from its inception in 1999 until it commenced freight brokerage operations during October 2002. The Company has developed a system, named the P2S MobileMarket(TM), for collecting, consolidating, processing and presenting real-time transportation-related data that is valuable to logistics personnel working for shippers and carriers. This information, accessed through the Company's Web site, helps shippers and carriers operate more efficiently by enabling them to (i) minimize excess transportation capacity of carriers, (ii) execute freight transactions online, and (iii) easily track the movement of loads and/or transportation assets.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material inter-company transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Furniture and Equipment
-----------------------

Furniture and equipment is stated at cost. Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of furniture and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes
------------

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

Revenue Recognition
-------------------

The Company recognizes freight transportation revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers defining the scope of work, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are non-recurring and are expected to significantly decrease in total and as a percent of total revenue in future periods.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Impairment of long-lived assets
-------------------------------

The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At May 31, 2003, the Company had no assets which were considered to be impaired.

Research and Development
------------------------

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the years ended May 31, 2003 and 2002 were $156,144 and $36,300, respectively.

Stock Based Compensation
------------------------

The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company maintains its cash balances at quality financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At May 31, 2003, the Company's cash balances did not exceed the insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those included in accounts receivable at May 31,2003, and, generally, does not require collateral. A substantial portion (98%) of the accounts receivable at May 31, 2003 was concentrated in two customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Loss Per Common Share
---------------------

Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

                        POWER2SHIP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended May 31, 2003 and 2002, the Company incurred losses from operations of $1,208,274 and $843,377, respectively. During the years ended May 31, 2003 and 2002, the Company had negative cash flows from operations in the amount of $826,368 and $859,921, respectively. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

On March 11, 2003, a wholly-owned subsidiary of the Company, Jag2 Corporation, a Delaware corporation ("Merger Sub") consummated an agreement and plan of merger (the "Merger Agreement") with Freight Rate, Inc. Pursuant to the Merger Agreement, Merger Sub was merged with and into Freight Rate, Inc. and Freight Rate, Inc. survived as the Company's wholly-owned subsidiary corporation (the "Merger"). At the effective time of the Merger, the holders of Freight Rate, Inc. common and preferred stock, warrants and options exchanged their securities for an aggregate of (i) 29,769,595 of the Company's Common Stock, options and warrants, (ii) 100,000 shares of Series X Preferred Stock and (iii) 87,000 shares of Series Y Preferred Stock. The Series Y Preferred Stock has 200 votes per share and has the right to vote with the common shareholders in all matters, and is convertible into 230,405 shares of the Company's Common Stock at the holder's option. The Series X Preferred Stock is required to be converted on March 11, 2004 into additional shares of the Company's Common Stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. In the event that the entire $2.5 million of funding is consummated, the Series X Preferred Stock will be cancelled.


NOTE 3 - RELATED PARTY TRANSACTIONS

From August 1, 2001 through May 31, 2003, the Company shared office facilities leased by a company owned by the Company's former Chairman. The amount paid for rent for the year ended May 31, 2003 was $26,712 and for the year ended May 31, 2002 it was $21,783.

At May 31, 2002, the Company was indebted to the former Chairman for $83,733 relating to services performed under a consulting agreement which was cancelled on March 15, 2001. On March 6, 2003, the indebtedness was forgiven and converted to fully vested options resulting in a gain of $79,304. See Note 11.

In March 2002, the Company repurchased 50,000 shares of common stock owned by the former Chairman in exchange for a short-term note. As of May 31, 2002, the balance due on the note was $21,000. As of May 31,2003 the note had been paid in full.

In November, 2002, the Chief Executive Officer received $20,000 from the Company in the form of a short-term demand note bearing interest at the rate of 6% per annum. As of May 31, 2003 the balance of the note and accrued interest was $20,985. This transaction occurred prior to the reverse merger when Freight Rate was a private company. Subsequent to year-end, the note was paid in full.

During the year ended May 31, 2003, the Company wrote off $13,770 of accrued salaries due to employees. See Note 11.


NOTE  4  -FURNITURE  AND  EQUIPMENT

At  May  31,  2003,  furniture  and  equipment  consisted  of  the  following:


                                                               Estimated
                                                              Useful lives
                                                            --------------
Computers                           $     102,742               5 years
Equipment                                  48,170               5 years
Furniture and Fixtures                     14,748               7 years
                                    --------------
                                          165,660
   Less:  accumulated depreciation        (33,506)
                                    --------------

                                    $     132,154
                                    ==============



Depreciation expense was $7,659 and $3,249 for the years ended May 31, 2003 and 2002, respectively.


NOTE  5  -  NOTES  PAYABLE  AND  CONVERTIBLE  NOTES  PAYABLE

In March, 2000, the Company purchased logistics software licenses for $286,000 and paid $143,000 in cash at the time. On September 27, 2001, the Company issued a promissory note in the amount of $143,000 for the balance due. The interest rate of the note was 6% per annum and it had a maturity date of May 1, 2002. Further, in the event of default, the note specified that the Company was to pay the outstanding principal balance and interest accrued thereon, together with costs of collection and reasonable attorneys' fees in the amount of ten percent (10%) of the amount recoverable. Accrued interest expense on the note for fiscal years 2003 and 2002 was $8,580 and $5,816, respectively. The Company defaulted on the note and, on July 15, 2003, after several months of litigation, entered into a settlement agreement pursuant to which the Company issued a new promissory note in the amount of $170,000 to replace the original note. The new note does not bear interest and required the Company to make a payment of $30,000 upon signing the settlement agreement followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. If all the aforementioned payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 balance remaining on the new note at that time will be waived and it will be marked as paid and returned to the Company. All payments required to be made pursuant to the new note have been made as of the date of this report.

On March 6, 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share.

On March 10, 2003, the Company issued a convertible promissory note in the amount of $125,000 to an unaffiliated Company shareholder. The interest rate of the note was 5% per annum and it had a maturity date of April 10, 2004. The holder of the note had the right to convert the outstanding principal balance of the note and interest accrued thereon into the Company's common stock at $0.40 per share. On June 5, 2003, upon receiving an additional $100,000 from the same shareholder, the Company replaced this note with a new convertible promissory note in the amount of $225,000. The new note bears interest of 5% per annum, has a maturity date of December 5, 2003 and has the same conversion provision as provided for in the original note. Also, the note holder received warrants to purchase 75,000 shares of common stock at a price of $0.79 per share until June 5, 2004. Further, the new note has a prepayment provision requiring certain amounts of the principal and interest accrued thereon to be repaid upon the Company receiving capital in excess of specified amounts during each month of the term of the note.

On March 10, 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer in exchange for his forgiving $147,520 of accrued salary owed to him. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into the Company's common stock at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share.

On March 10, 2003 the Company repaid $1,590,086 of convertible promissory notes due June 30, 2006, and accrued interest thereon, by issuing to the holders of the notes a total of 1,590,086 shares of the Company's common stock and warrants to purchase 795,043 shares of common stock at $2.00 per share until December 31, 2004. Upon the reverse merger, this resulted in 4,211,075 common shares and warrants to purchase 2,105,538 shares at $0.75 until December 31, 2004.


NOTE 6 - COMMITMENTS

Operating Lease
---------------

The Company leases office space under an operating lease commencing May 15, 2003. The lease terminates on May 31, 2005.

At May 31, 2003, minimum rental commitments are as follows:

     2004           $     110,335
     2005                 169,901
                          -------
                    $     280,236
                          =======

In addition to the preceding minimum rental commitments, the lease also requires a non-renewal penalty fee of $37,251 payable no later than August 31, 2004 if the Company does not renew its lease for the two-year period June 1, 2005 through May 31, 2007.

Also required is an additional security deposit of $9,312 by June 1, 2004. This amount has been secured by the deposit of 50,000 shares of the Company's common stock which have been deposited with an Escrow Agent who will return them upon payment of the funds required or deliver the stock to the landlord in the event of default.

For the years ended May 31, 2003 and 2002 rent expense was $26,712 and $21,783, respectively.

License Agreement
-----------------

The Company has entered into an agreement with a vendor for GPS devices which requires the Company to pay the vendor a monthly royalty on each device once it is put into service with a customer.


NOTE 7 - EMPLOYMENT AGREEMENTS

Effective January 1, 2003, the Company commenced a five-year employment agreement with its Chief Executive Officer, Richard Hersh. The term of employment automatically may be renewed for successive one year terms beginning on the five-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Hersh elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Hersh will receive a base salary and became eligible to receive a bonus based on the financial performance of the Company.

Effective January 1, 2003, the Company commenced a four-year employment agreement with its Vice President of Technology, John Urbanowicz. The term of employment automatically may be renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Urbanowicz elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Urbanowicz will receive a base salary and became eligible to receive a discretionary bonus based on performance.

Effective April 15, 2003, the Company commenced a four-year employment agreement with its President, Michael J. Darden. The term of employment automatically may be renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Darden elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Darden will receive a base salary, he was granted a certain number of stock options subject to a specified vesting period and became eligible to receive a bonus based on the financial performance of the Company.

At May 31, 2003, the aggregate commitments pursuant to the employment agreements with our executive officers are as follows:

               2004           $327,630
               2005            378,311
               2006            437,357
               2007            428,248
               2008            136,080
                               -------
                           $ 1,707,626
                           ===========



NOTE 8 - INCOME TAXES

The Company had available at May 31, 2003, operating loss carryforwards for federal and state taxes of approximately $5,900,000, which could be applied against taxable income in subsequent years through 2023. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:


                                   2003     Percent      2002     Percent
                                ----------  --------  ----------  --------

Income tax benefit computed at
   Federal statutory tax rate   $ 760,000      34.0%  $  274000      34.0%
State tax, net of
   Federal benefits                78,000       3.5      29,000       3.6
Non-deductible non-cash
   Expenses                       (79,000)    (10.4)   (101,000)     (6.6)
Valuation allowance              (759,000)    (27.1)   (202,000)    (31.0)
                                ----------  --------  ----------  --------

Provision for income taxes      $       -         -%  $       -         -%
                                ==========  ========  ==========  ========


Temporary differences that give rise to significant deferred tax assets are as follows:


                                     2003          2002
                                 ------------  ------------
Net operating loss carryforward  $ 2,090,000   $ 1,331,000
                                 ============  ============

Total deferred tax assets          2,090,000     1,331,000

Valuation allowance               (2,090,000)   (1,331,000)
                                 ------------  ------------

Net deferred tax asset           $         -   $         -
                                 ============  ============


NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

Series  A Convertible Preferred  Stock
------------------------------------

During October and November, 2001, 194,062 shares of Series A convertible preferred stock were converted to 242,580 shares of common stock and 93,392 shares were converted to long-term notes. Upon the Company's reverse merger in March, 2003 the long-term notes, and accrued interest thereon, were converted into common stock at $1.00 per share and, for every $2.00 of long-term notes converted, the holder received a warrant to purchase one share of common stock at $2.00 per share with an expiration date of December 31, 2004.

Series  B  Convertible  Preferred  Stock
----------------------------------------

From December, 2002 until March, 2003, the Company raised $195,720 from the sale of Series B convertible preferred stock. All shares were converted to common stock in connection with the reverse merger.

Series  X  Convertible  Preferred  Stock
----------------------------------------

In connection with the reverse merger, 100,000 shares of Series X convertible preferred shares were issued to the holders of Freight Rate, Inc. common and preferred stock, warrants and options. The Series X convertible preferred stock is required to be converted on March 11, 2004 into as many as an additional 85,740,000 shares of the Company's common stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. In the event that the entire $2.5 million of funding is consummated, the Series X convertible preferred stock will be cancelled.

Series  Y  Convertible  Preferred  Stock
----------------------------------------

On May 31, 2002, 87,000 shares of common stock were converted to Series C preferred stock. In connection with the reverse merger, these shares were converted into series Y preferred stock. The Series Y convertible preferred stock has 200 votes per share and has the right to vote with the common shareholders in all matters, and is convertible into 230,405 shares of the Company's common stock at the holder's option.

Common  Stock
-------------

On July 26, 2001, the Company granted 100,000 shares of common stock to consultants for services and, on August 27, 2001, granted 22,555 shares of common stock to attorneys for services. The Company recorded the shares at their fair market value and charged professional fees of $122,555.

On March 28, 2002, the Company purchased 50,000 shares of its common stock, issuing a note payable for the transaction. The shares were retired at the time of the reverse merger in March, 2003 and the note was paid off by year-end May, 2003.

In July and October, 2002, an investor converted $225,000 of options to common stock, receiving 250,000 common shares and 333,333 options to purchase common shares at $1.50. At the reverse merger, these options were exchanged for 882,776 options exercisable at $0.56 until 2005.

In connection with the reverse merger, the Company repaid $1,590,086 of convertible promissory notes due June 30, 2006, and accrued interest thereon, by issuing to the holders of the notes a total of 1,590,086 shares of the Company's common stock and warrants to purchase 795,043 shares of common stock at $2.00 per share until December 31, 2004. Upon the reverse merger, this resulted in 4,211,075 common shares and warrants to purchase 2,105,538 shares at $0.75 until December 31, 2004.

Immediately prior to the reverse merger, there were 12,860,000 shares of common stock of Jaguar Investments, Inc.

In March and April, 2003, the Company sold 657,000 shares of common stock at $0.50 per share, raising $328,500.

During the year ended May 31, 2003, the Company granted 402,555 shares of common stock to consultants for services and recorded the shares at their fair market value of $400,455.

Subsequent to May 31, 2003, the Company settled with two former consulting firms for 1,698,472 shares of the Company's common stock valued at $1,002,098. See
Note  12  on  subsequent  events  for  further  details.

Common  Stock  Options  and  Warrants
-------------------------------------

The board of directors has the authority to determine the individuals to whom grants of stock options and /or warrants will be made, as well as the type, size and terms of the grants to be made to each individual. In addition, the board committee will determine the time when the grants will be made and the duration of grants including exercise or restrictions and criteria for exercise.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:


                                                      Years ended May 31,
                                                       2003         2002
                                                   ------------  ----------
Net loss:                           As reported    $(2,235,817)  $(806,539)
                                                   ============  ==========

                                    Pro forma     $ (2,385,881)  $(858,934)
                                                   ============  ==========


Loss per share, basic and diluted:  As reported    $     (0.09)  $   (0.03)
                                                   ============  ==========

                                    Pro forma      $      (0.10)  $   (0.04)
                                                   ============  ==========


For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:


                                                    2003     2002
                                                   ------    ----
Dividend yield                                      None    None
Expected volatility factor                         0-64%    .0001%
Approximate risk free interest rates                  3%     2.94%
Expected lives, in years                            1-5         3



The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

Stock  options
--------------

During the years ended May 31, 2003 and 2002, the Company granted stock options to employees, directors, consultants, suppliers and investors. The number of stock options issued and the price of the options have been restated to reflect the reverse merger on March 11, 2003.

During 2002, the Company granted options to purchase 344,283 shares of common stock to consultants, suppliers and investors of the Company. The options are exercisable at a price of $0.38 per share which was the fair market value of the common stock at the grant date. The options expire in three to five years from the grant date. Consulting expense in the amount of $140,992 was recorded for the year ended May 31, 2002 relating to these options.

During 2002, the Company granted options to purchase 5,919,022 shares of common stock to certain employees and directors of the Company. The options expire in three to five years from the grant date. The options are exercisable at a price of $0.38 per share, which was the fair value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

During 2003, the Company granted options to purchase 2,049,375 shares of common stock to consultants, suppliers and investors of the Company. The options are exercisable at a price of $0.38 per share to $0.75 per share, which was the fair market value of the common stock at the grant date. Consulting expense in the amount of $31,785 was recorded for the year ended May 31, 2003 relating to these options.

During 2003, the Company granted options to purchase 5,212,655 shares of common stock to certain employees and directors of the Company. The options expire in three to five years from the grant date. The options are exercisable at per share prices ranging from $0.38 to $1.01 per share, which was the fair value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

The per-share weighted average exercise price of stock options granted during 2003 and 2002 was $0.43 and $0.38, respectively, on the date of grant using the Black-Scholes pricing model and the previously discussed assumptions.

Stock option activity for the years ended May 31, 2003 and 2002 is summarized as follows:



                                    2003                2002
                                    ----                ----

                                             Weighted          Weighted
                                             average            average
                                             exercise          exercise
                                    Shares    price    Shares    price
                                  ----------  ------  ---------  ------
Outstanding at beginning of year   7,224,649  $  .38    961,344  $  .38
Options granted                    7,262,030     .43  6,263,305     .38
Exercised                                  -       -          -       -
Cancelled                                  -       -          -       -
Forfeited                                  -       -          -       -
                                  ----------          ---------
Outstanding at end of year        14,486,679  $  .40  7,224,649  $  .38
                                  ==========          =========

Exercisable at end of year        10,743,161  $  .39  4,708,734  $  .38
                                  ==========          =========


The following table summarizes the Company's stock options outstanding at May 31, 2003:



                                             Weighted           Weighted
                                              average            average
                       Number of Options     remaining          exercise
Range of Exercise Price   Outstanding      life in years          price
------------------------  -----------      -------------       -----------

0.38                      13,074,109           2.64               $ 0.38
0.50  -  0.75              1,112,570           2.25               $ 0.56
1.01                         300,000           4.38               $ 1.01
                          -----------
                          14,486,679
                          ==========


Warrants
--------

During the years ended May 31, 2003 and 2002, the Company granted warrants to consultants, suppliers and investors. The number of warrants issued and the price of the warrant have been restated to reflect the reverse merger on March 11, 2003. The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option model.

On July 15, 2001, in connection with conversion of bridge loans to 8% convertible promissory notes, the Company issued 119,175 warrants to purchase Common Stock at $0.75 per share and 166,606 warrants to purchase Common Stock at $1.51 per share. In July 2001 and January 2002, in connection with the settlement of Bridge Loans which were not converted, the Company issued 26,484 warrants to purchase Common Stock at $0.75 per share. The Company recorded an expense of $12,654, which is equal to the fair market value of the warrants at the date of exchange, for warrants issued in connection with the conversion or settlement of Bridge Loans. In addition, in March, April and May, 2002, the Company issued 6,748 warrants to purchase Common Stock at $0.75 per share to investors as an incentive for additional investment of capital.

In connection with the sale of Freight Rate Series B preferred stock during the year ended May 31, 2003, the Company issued warrants to purchase 269,097 shares of common stock at $1.13 per share until December 31, 2004.

On March 10, 2003, in connection with conversion of convertible promissory notes due June 30, 2006 and accrued interest thereon to common stock, the Company issued warrants to purchase 2,105,538 shares of common stock at $0.75 per share until December 31, 2004.

Warrant activity for the years ended May 31, 2003 and 2002 is summarized as follows:



                                    2003               2002
                                    ----               ----

                                           Weighted           Weighted
                                            average            average
                                           exercise           exercise
                                   Shares    price    Shares    price
                                  ---------  ------  ---------  ------
Outstanding at beginning of year  1,538,569  $  .83  1,219,556  $  .75
Warrants granted                  2,374,635     .79    319,013    1.15
Exercised                                 -       -          -       -
Cancelled                                 -       -          -       -
Forfeited                                 -       -          -       -
                                  ---------          ---------
Outstanding at end of year        3,913,204  $  .80  1,538,569  $  .83
                                  =========          =========

Exercisable at end of year        3,913,204  $  .80  1,538,569  $  .83
                                  =========          =========


The following table summarizes the Company's warrants outstanding at May 31, 2003:



                               Warrants outstanding and exercisable
                               ------------------------------------

                                               Weighted          Weighted
                                                average          average
                                               remaining          exercise
Range of Exercise Price   Number of Warrants  life in years        price
------------------------  ------------------  -------------       ------

0.75  -  0.90                     3,487,432           1.36       $  .75
1.00  -  1.25                       259,166           1.59       $ 1.13
1.50  -  1.75                       166,606            .67       $ 1.51
                                 ------------
                                  3,913,204
                                 ============


NOTE  10  -  FORGIVENESS  OF  DEBT

During the year ended May 31, 2003, current and former employees of the Company forgave $93,074 of accrued salaries and notes, and the Company wrote off accounts payable of $21,100 to entities deemed to no longer be pursuing payment.


NOTE 11 - SUBSEQUENT EVENTS

On June 5, 2003, the Company received an additional $100,000 from an unaffiliated shareholder and issued a convertible promissory note in the amount of $225,000 that replaced an existing $125,000 note to the same shareholder. See "Notes Payable". On July 22, 2003, the Company repaid $100,000 of this note.

In June 2003 the Company granted 50,000 and 30,000 shares to the Company's president and a consultant, respectively, in consideration for services rendered.

In July 2003 the Company granted 50,000, 25,000 and 10,000 shares to three employees of the Company, including its Vice President of Technology, in consideration for services rendered.

In August 2003 the Company granted 50,000 and 5,000 shares to one the Company's Directors and an attorney, respectively, in consideration for services rendered.

In June 2003, the Company designated 200,000 of its preferred shares as Series B Preferred Stock, $5.00 stated value per share, to be sold primarily to accredited investors. Each share of Series B Preferred Stock is convertible at $.25 per share into 20 shares of the Company's common stock. Any of these shares that are outstanding on June 30, 2004 and on June 30 of each year thereafter, shall be entitled to receive a 10% dividend on such dates payable in cash or common stock, at the Company's sole discretion. As of September 5, 2003, the Company had received $749,000 from the sale of 149,800 shares of Series B Preferred Stock which are convertible into 2,996,000 shares of common stock.

Also, in July 2003, the Company sold 10,000 shares of Series C Preferred Stock, $30.00 stated value per share, to one accredited investor for $300,000. Each share of Series C Preferred Stock is convertible at $.30 per share into 100 shares of the Company's common stock or 1,000,000 shares upon conversion of all the shares. The Company also issued the investor warrants to purchase 500,000 shares of common stock at $1.00 per share until July 14, 2006.

In September 2003, the Company decided to effectuate settlements with two former consulting firms related to certain consulting agreements entered into between the Company and each of the consulting firms in April 2001. The Company entered into separate agreements with both entities pursuant to which the Company has agreed to issue them an aggregate of 1,698,472 shares of its common stock which are included in shares outstanding at May 31, 2003. The Company has accounted for this stock issuance in its financial statements for fiscal year 2003 with an expense of $1,002,098. Both agreements include a provision providing for piggyback registration rights for 50% of the shares issued. One of the agreements also provides for the potential issuance of additional shares equal to 5% of the issuance of common shares following any further issuance of shares pursuant to the Company's Series B Preferred Stock offering, or as a result of issuance of common stock as a result of the Company's Series X Preferred Stock issuance.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    September  11,  2003
                                                  POWER2SHIP, INC.

                                         By:     /s/ Richard Hersh
                                                 -------------------------------
                                         Name:   Richard Hersh
                                         Title:  Chief Executive and
                                                 Financial Officer

--------------------------------------------------------------------------------

By:     /s/  Richard  Hersh              September 11, 2003
        -------------------
Name:   Richard Hersh
Titles: Chief Executive and Financial Officer and
        (Principal Executive, Financial and Accounting Officer)


By:     /s/  Michael J. Darden           September 11, 2003
        ----------------------
Name:   Michael J. Darden
Title:  President and Director


By:     /s/  Douglas Gass                September 11, 2003
        -----------------
Name:   Douglas Gass
Title:  Director

Exhibit  3.1(ii)(c)

                               AMENDED BY-LAWS OF

                                POWER2SHIP, INC.

ARTICLE  I  -  OFFICES
----------------------

     The principal office of the Corporation shall be located in the City and State designated as the registered office in the Articles of Incorporation. The Corporation may also maintain offices at such other places within or without the United States as the Board of Directors may, from time to time, determine.

ARTICLE  II  -  MEETINGS  OF  STOCKHOLDERS
------------------------------------------

Section  1  -  Annual  Meetings
-------------------------------

     The annual meeting of the Stockholders of the Corporation shall be held on a date and at a time selected by the Board of Directors and at such place as designated by the Board of Directors each year, for the purpose of electing Directors of the Corporation to serve during the ensuing year and for the transaction of such other business as may be brought before the meeting.

Section  2  -  Notice  of  Annual  Meetings
-------------------------------------------

     At least ten (10) days written notice specifying the day and hour and place, when and where the annual meeting shall be convened, shall be mailed in a United States Post Office, addressed to each of the Stockholders of record at the time of issuing the notice, at his or her or its address last known, as the same appears on the books of the Corporation.

     If the address of any Stockholders do not appear upon the books of the Corporation, it will be sufficient to address any notice to such Stockholder at the last address furnished by such Stockholder to the Secretary of the Corporation.

     Nevertheless, a failure to give such notice, or any irregularity in such notice, shall not affect the validity of annual meetings or any proceedings had at such meeting, and in such event these Bylaws shall be, and shall be deemed to be, sufficient notice of such meeting without requirement of further notice.

Section  3  -  Special  Meetings
--------------------------------

     Special meetings of the Stockholders may be held at the office of the Corporation in the State of Nevada, or elsewhere, whenever called by the Chairman, President, or by a majority of the Board of Directors, or by vote of, or by an instrument in writing signed by the holders of at least fifty-one percent (51%) of the issued and outstanding capital stock of the Corporation.

Section  4  -  Notice  of  Special  Meetings
--------------------------------------------

     At least ten (10) days written notice of such meeting, specifying the day and hour and place, when and where such meeting shall be convened, and the objects for calling the same, shall be mailed in the United States Post Office, addressed to each of the stockholders of record at the time of issuing the notice, at his or her or its address last known, as the same appears on the books of the Corporation.

     If the address of any Stockholders do not appear upon the books of the Corporation, it will be sufficient to address any notice to such Stockholder at the last address furnished by such Stockholder to the Secretary of the Corporation.

     The written certificate of the officer or officers calling any special meeting setting forth the substance of the notice, and the time and place of the mailing of same to the several Stockholders, and the respective addresses to which the same were to be mailed, shall be prima facie evidence of the manner and fact of the calling and giving such notice.

Section  5  -  Place  of  Meetings
----------------------------------

     All meetings of Stockholders shall be held at the principal office of the Corporation, or at such other places as shall be designated in the notices or waivers of notice of such meetings.

Section  6  -  Waiver  of  Notice
---------------------------------

     If all the Stockholders of the Corporation shall waive notice of special meetings, no notice of such meeting shall be required, and whenever all the Stockholders shall meet in person or by proxy such meeting shall be valid for all purposes without call or notice and at such meeting any corporate action may be taken.

Section  7  -  Quorum
---------------------

     At all Stockholders' meetings, the holders of fifty-one percent (51%) in amount of the entire issued and outstanding capital stock of the Corporation shall constitute a quorum for all the purposes of such meetings.

     If the holders of the amount of stock necessary to constitute a quorum shall fail to attend, in person or by proxy, at the time and place fixed by these Bylaws for any annual meeting, or fixed by a notice as above provided for any annual meeting, or fixed by a notice as above provided for a special meeting, a majority in interest of the Stockholders present in person or by proxy may adjourn from time to time without notice other than by announcement at the meeting, until holders of the amount of stock requisite to constitute a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted as originally called.

Section  8  -  Voting
---------------------

     At each meeting of the Stockholders, every Stockholder shall be entitled to vote in person or by his duly authorized proxy appointed by instrument in writing subscribed by such Stockholder. Such Stockholder shall have one (1) vote for each share of stock standing registered in his or her or its name on the books of the corporation, ten (10) days preceding the day of such meeting. The votes for Directors, and upon demand by any Stockholder, the votes upon any question before the meeting, shall be by roll call vote.

     At each meeting of the Stockholders, a full, true and complete list, in alphabetical order, of all the Stockholders entitled to vote at such meeting, and indicating the number of shares held by such, certified by the Secretary of the Corporation, shall be furnished, which list shall be prepared at least ten
(10) days before such meeting, and shall be open to the inspection of the stockholders, or their agents or proxies, at the place where such meeting is to be held, and for ten (10) days prior thereto. Only the persons in whose names shares of stock are registered on the meeting, as evidenced by the list of Stockholders so furnished, shall be entitled to vote at such meeting. Proxies and powers of attorney to vote must be filed with the Secretary of the Corporation before an election or a meeting of the Stockholders, or they cannot be used at such election or meeting.

Section  9  -  Order  of  Business
----------------------------------

     At the Stockholders' meetings, the regular order of business may be as follows:

     1.   Reading  and  approval of the Minutes of previous meeting or meetings;

     2. Reports of yearly activity to Stockholders, to be prepared and provided by the Board of Directors;

     3.   Election  of  Directors;

     4.   Financial  review;

     5.   Appointment  of  auditors;

     6.   Unfinished  business;

     7.   New  business;

     8.   Adjournment.

Section  10  -  Conduct  of  Election
-------------------------------------

     At each meeting of the Stockholders, the polls shall be opened and closed; the proxies and ballots issued, received, and taken in charge of, for the purpose of the meeting; and all questions touching the qualifications of voters and the validity of proxies, and the acceptance or rejection of votes, shall be decided by the inspector of elections. Such inspector shall be appointed at the meeting by the presiding officer of the meeting.

Section  11  -  Stockholder  Action  Without  Meetings
------------------------------------------------------

     Any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

ARTICLE  III  -  BOARD  OF  DIRECTORS
-------------------------------------

Section  1  -  Number
---------------------

     The number of Directors which shall constitute the whole board shall be at least one who shall be of full age. The number of Directors from time to time may be decreased to not less than one (1) or increased by amending this section of the Bylaws or by resolution of the stockholders or the Board of Directors. The Directors shall be elected at the annual meeting of the Stockholders and each Director elected shall hold office until his successor is elected and qualified. Directors need not be Stockholders.

Section  2  -  Election  and  Term
----------------------------------

     The first Board of Directors, unless the members thereof shall have been named in the Articles of Incorporation, shall be elected by the incorporator or incorporators and shall hold office until the first annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal. Any director may resign at any time upon written notice to the corporation. Thereafter, directors who are elected at an annual meeting of stockholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

Section  3  -  Duties  and  Powers
----------------------------------

     The Board of Directors is invested with the complete and unrestrained authority in the management of all the affairs of the Corporation, and is authorized to exercise for such purpose as the General Agent of the Corporation, its entire corporate authority.

     The Board of Directors shall be responsible for the control and management of the affairs, property and interests of the corporation, and may exercise all powers of the Corporation, except as are in the Certificate of Incorporation or by statute expressly conferred upon or reserved to the Stockholders.

     The Chairman of the Board of Directors shall make a report to the Stockholders at annual meetings of the Stockholders of the condition of the Corporation, and shall, on request, furnish each of the Stockholders with a true copy thereof.

     The Board of Directors, in its discretion, may submit any contract or act for approval or ratification at any annual meeting of the Stockholders called for the purpose of considering any such contract or act, which, if approved, or ratified by the vote of the holders of a majority of the capital stock of the Corporation represented in person or by proxy at such meeting, provided that a lawful quorum of Stockholders be there represented in person or by proxy, shall be valid and binding upon the Corporation and upon all the Stockholders thereof, as if it has been approved or ratified by every Stockholder of the Corporation.

Section  4  -  Place  of  Meetings
----------------------------------

     Meetings of the Directors may be held at the principal office of the Corporation in the State of Nevada, or elsewhere, at such place or places as the Board of Directors may, from time to time, determine.

Section  5  -  Annual  Meeting  of  Directors;  Notice
------------------------------------------------------

     Immediately following each annual meeting of Stockholders, the Board of Directors shall hold a regular meeting for the purpose of organization, election of officers, and the transaction of other business. Notice of such meeting is hereby dispensed with.

Section  6  -  Regular  Meetings  of  Directors;  Notice
--------------------------------------------------------

     The time for other regular meetings of the Board of Directors, if and when held, shall be as determined by the Board of Directors. If any regular meeting date shall fall on a legal holiday, then the regular meeting date shall be the business day next following. The time for the next regularly scheduled meeting of the Board of Directors may be changed by a majority vote of the Directors at any preceding meeting of the Directors.

     No notice shall be required to be given of any regular meeting of the Board of Directors, but each Director shall take notice thereof.

Section  7  -  Special  Meetings  of  Directors;  Notice
--------------------------------------------------------

     A special meeting of the Board of Directors shall be held whenever called by the Chairman, President or by two (2) Directors. Any and all business may be transacted at a special meeting. Each call for a special meeting shall be in writing, signed by the person or persons making the same, addressed and delivered to the Secretary, and shall state the time and place of such meeting.

     Notice of each special meeting of the Board of Directors shall be given to each of the Directors by mailing to each of them a copy of such notice at least seven (7) days prior to the time fixed for such meeting to the address of such Director as shown on the books of the Corporation. If his address does not appear on the books of the Corporation, then such notice shall be addressed to him at Power2Ship, Inc., Congress Corporate Plaza 901, and 903 Clint Moore Road, Boca Raton, Florida 33487.

Section  8  -  Waiver  of  Notice
---------------------------------

     When all the Directors of the Corporation are present at any meeting of the Board of Directors, however called or noticed, and sign a written consent thereto on the record of such meeting, or if the majority of the Directors are present, and if those not present sign in writing a waiver of notice of such meeting, whether prior to or after the holder of such meeting, which said waiver shall be filed with the Secretary of the Corporation, the transactions of such meeting are as valid as if had at a meeting regularly called and noticed.

Section  9  -  Written  Action
------------------------------

     Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

Section  10  -  Quorum  and  Adjournments
-----------------------------------------

     A majority of the Board of Directors in office shall constitute a quorum for the transaction of business; but if at any meeting of the Board there be less than a quorum present, a majority of those present may adjourn from time to time, until a quorum shall be present, and no notice of such adjournment shall be required. The Board of Directors may prescribe rules not in conflict with these Bylaws for the conduct of its business.

Section  11  -  Manner  of  Acting
----------------------------------

     (a) At all meetings of the Board of Directors, each Director present shall have one (1) vote, irrespective of the number of shares of stock, if any, which he may hold.

     (b) Except as otherwise provided by statute, by the Certificate of Incorporation, or by these Bylaws, the action of a majority of the Directors present at any meeting at which a quorum is present shall be the act of the Board of Directors. Any action authorized, in writing, by all of the Directors entitled to vote thereon and filed with the Minutes of the Corporation shall be the act of the Board of Directors with the same force and effect as if the same had been passed by unanimous vote at a duly called meeting of the Board.

Section  12  -  Action  by  Unanimous  Written  Consent  of  Directors
----------------------------------------------------------------------

     Any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the board, and such action by written consent shall have the same force and effect as a unanimous vote of such Directors. Any certificate or other document which relates to action so taken shall state that the action was taken by unanimous written consent of the Board of Directors without a meeting, and that these Bylaws authorize the Directors to so act.

Section  13  -  Order  of  Business
-----------------------------------

     The regular order of business at meetings of the Board of Directors may be as follows:

     1.   Roll  call  of  Directors.

     2.   Approval  of  agenda.

     3. Approval of the Minutes of the prior Director's meeting and action on any recommendations of any standing committee.

     4. Report of the Treasurer on financial condition of the Corporation and financial operating results since the last meeting.

     5.   Report  by  the  President  on  operating  results.

     6.   General  counsel  report.

     7.   Other  items  requiring Board action, including any committee reports.

     8. Reports by selected members of management as requested by the Chairman of the Board.

     9.   Special  report on operating or financial date requested by Directors.

     10.  Old  business.

     11.  New  business.

     12.  Open  discussion.

     13.  Adjournment.

Section  14  -  Telephonic  Meetings
------------------------------------

     Nothing herein contained shall prevent or render void any action taken by the Board of Directors through the use of telephones, telegraphs, computers, word processing machines or other electronic devices so long as such action is otherwise consistent with these Bylaws.

Section  15  -  Vacancies
-------------------------

     When any vacancy occurs among the Directors by death, resignation, disqualification or other cause, including an increase in the number of directors, the Stockholders, at any regular or special meeting, or at any adjourned meeting thereof, or the remaining Directors, by the affirmative vote of a majority thereof, shall elect a successor to hold office for the unexpired portion of the term of the Director whose place shall have become vacant and until his successor shall have been elected and shall qualify.

Section  16  -  Resignation
---------------------------

     Any Director may resign at any time by giving written notice to the Board of Directors, the President or the Secretary of the Corporation, or other action clearly evidencing such resignation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or such officer, and the acceptance of such resignation shall not be necessary to make it effective.

Section  17  -  Removal
-----------------------

     Any Director may be removed with or without cause at any time by the affirmative vote of Stockholders holding of record in the aggregate at least a majority of the outstanding shares of the Corporation at a special meeting of the Stockholders called for that purpose, and may be removed for cause by action of the Board.

Section  18  -  Contracts
-------------------------

     (a) No contract or other transaction between this Corporation and any other Corporation shall be impaired, affected or invalidated, nor shall any Director be liable in any way by reason of the fact that any one or more of the Directors of this Corporation is or are interested in, or is a director or officer, or are directors or officers of such other Corporation provided that such facts are disclosed or made known to the Board of Directors.

     (b) Any Director, personally and individually, may be a party to or may be interested in any contract or transaction of this Corporation, and no Director shall be liable in any way by reason of such interest, provided that the fact of such interest be disclosed or made known to the Board of Directors, and provided that the Board of Directors shall authorize, approve or ratify such contract or transaction by the vote (not counting the vote of any such Director) of a majority of a quorum, notwithstanding the presence of any such Director at the meeting at which such action is taken. Such Director or Directors may be counted in determining the presence of a quorum at such meeting. This Section shall not be construed to impair or invalidate or in any way affect any contract or other transaction which would otherwise be valid under the law (common, statutory or otherwise) applicable thereto.

     (c) No agreement, contract, franchise, lease or obligation (other than checks in payment of indebtedness incurred by authority of the Board of Directors) involving the payment of monies or the credit of the Corporation in excess of that level established by the Board of Directors, shall be made without the authority of the Board of Directors duly constituted and acting as such.

     (d) Unless otherwise ordered by the Board of Directors, all agreements and contracts shall be signed by the President, Secretary or the Chairman of the Board of Directors in the name and on behalf of the Corporation, and if required, shall have the corporate seal thereto attached.

     (e) No note, draft, acceptance, endorsement or other evidence of indebtedness shall be valid as or against the Corporation unless the same shall be signed by the President and attested by the Secretary or an Assistant
Secretary, or signed by the Treasurer or an Assistant Treasurer, and countersigned by the President, or Secretary, or by the Chairman of the Board of Directors and attested by the Secretary or Assistant Secretary except that the Treasurer or an Assistant Treasurer may, without countersignature, sign payroll checks and make endorsements for deposit to the credit of the Corporation in all its duly authorized depositaries. No check or order for money shall be signed in blank by more than one officer of the Corporation.

     (f) No loan or advance of money shall be made by the Corporation to any Stockholder, Director or Officer therein, unless the Board of Directors shall otherwise authorize.

Section  19  -  Encumbering  or  Conveying  Corporate  Property
---------------------------------------------------------------

     The Directors shall power to authorize and cause to be executed, mortgages and liens without limit as to amount upon the property and franchise of this Corporation, and pursuant to the affirmative vote, either in person or by proxy, of the holders of a majority of the capital stock issued and outstanding; the Directors shall have authority to dispose in any manner of the whole property of this Corporation.

Section  20  -  Committees
--------------------------

     The Board of Directors may, by resolution adopted by a majority of the whole Board, designate one (1) or more standing committees of the Board of Directors. Each committee shall consist of a Chairperson and another member. All actions of the committees shall nevertheless require full Board of Directors' action at the next succeeding meeting of the full Board of Directors unless specifically provided for to the contrary or as required by law.

Section  21  -  Salaries
------------------------

     The Directors may be paid their expenses of attendance of each meeting of the Board of Directors and at any standing committee meeting of the Board of Director, and shall be paid a fixed sum for attendance at each meeting of the Board of Directors and each standing committee of the Board of Directors and a stated retainer as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. Compensation shall not be paid to members of ad hoc committees.

ARTICLE  IV  -  OFFICERS
------------------------

Section  1  -  Number
---------------------

     The Officers of the Corporation may consist of a Chairman of the Board, Chief Executive Officer, President, a Secretary, a Treasurer, and such other Officers as the Board of Directors may from time to time deem advisable. Any two (2) or more offices may be held by the same person.

Section  2  -  Election
-----------------------

     The Board of Directors at its first meeting after the annual meeting of Stockholders, may elect a Chairman of the board, Chief Executive Officer, President, a Secretary and a Treasurer, to hold office for one (1) year next coming, and until their successors are elected and qualify.

     The Board of Directors may from time to time, by resolution, appoint Vice Presidents and additional Assistant Secretaries, Assistant Treasurers and Transfer Agents of the Corporation as it may deem advisable; prescribe their duties and fix their compensation, and all such appointed officers shall be subject to removal at anytime by the Board of Directors. All officers, agents and factors of the Corporation shall be chosen and appointed in such manner and shall hold their offices for such terms as the Board of Directors may by resolution prescribe.

Section  3  -  Term  of  Office
-------------------------------

     Each Officer shall hold office until the annual meeting of the Board of Directors next succeeding his election, and until his successor shall have been elected and qualified, or until his death, resignation or removal.

Section  4  -  Resignation
--------------------------

     Any Officer may resign at any time by giving written notice of such resignation to the Board of Directors, or to the President or the Secretary of the Corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or by such officer, and the acceptance of such resignation shall not be necessary to make it effective.

Section  5  -  Removal
----------------------

     Any officer may be removed, either with or without cause, and a successor elected by a majority vote of the Board of Directors at any time.

Section  6  -  Vacancies
------------------------

     A vacancy in any office by reason of death, resignation, inability to act, disqualification, or any other cause, may at any time be filled for the unexpired portion of the term by a majority vote of the Board of Directors.

Section  7  -  Duties  of  Officers
-----------------------------------

     Officers of the Corporation shall, unless otherwise provided by the Board of Directors, each have such powers and duties as generally pertain to their respective offices as well as such powers and duties as may be set forth in these Bylaws, or may from time to time be specifically conferred or imposed by the Board of Directors.

Section  8  -  Chairman  of  the  Board
---------------------------------------

     The Chairman of the Board of Directors shall be responsible for scheduling all Board of Directors meetings, annual Stockholder meetings, Board of Directors retreats and other activities pertaining to the Board of Directors. He shall also insure that meeting agendas cover all matters of importance to the Board and be responsible for making all arrangements for meetings, to include proper notice as provided for herein. The Chairman of the Board of Directors shall also insure that the agenda of meetings is followed and be responsible for communication between the Board of Directors and management, during the period between meetings of the Board. The Chairman shall also serve a member of each committee of the Board of Directors and attend such committee meetings in addition to monitoring the performance of the Board of Directors as a collective body and as individual members and shall further be responsible for strategic and financial planning and shall otherwise insure the setting and maintaining of policies and procedures adopted by the Board of Directors.

Section  9  -  The  President  and/or  Chief  Executive  Officer
----------------------------------------------------------------

     The President/Chief Executive Officer of the Corporation shall have the supervision and, subject to the control of the Board of Directors, the direction of the Corporation's affairs, with full power to execute all resolutions and orders of the Board of Directors not especially entrusted to some other officer of the Corporation. He shall sign the Certificates of Stock issued by the Corporation, shall conduct meetings in the absence of the Chairman, and shall perform such other duties as shall be prescribed by the Board of Directors.

     Unless otherwise ordered by the Board of Directors, the Chief Executive Officer shall have full power and authority on behalf of the Corporation, to attend and to act and to vote at any meetings of the Stockholders of any Corporation in which the Corporation may hold stock, and at any such meetings, shall possess and may exercise any and all rights and powers incident to the ownership of such stock, and which as the new owner thereof, the Corporation might have possessed and exercised if present. The Board of Directors may, by resolution, from time to time, confer like powers on any person or persons in place of the Chief Executive Officer to represent the Corporation for the purposes in this Section mentioned.

Section  10  -  The  Treasurer
------------------------------

     The Treasurer shall have the custody of all the funds and securities of the Corporation. When necessary or proper, he shall endorse on behalf of the Corporation for collection, checks, notes, and other obligations; he shall deposit all monies to the credit of the Corporation in such bank or banks or other depositary as the Board of Directors may designate; he shall sign all receipts and vouchers for payments made by the Corporation except as herein otherwise provided; he shall jointly with such other officer as shall be designated by those Bylaws, sign all checks made by the Corporation, and shall pay out and dispose of the same under the direction of the Board of Directors. He shall sign with the President all bills of exchange and promissory notes of the Corporation; he shall also have the care and custody of the stocks, bonds, certificates, vouchers, evidences of debt securities, and such other property belonging to the Corporation as the Board of Directors shall designate; he shall sign all papers required by law or these Bylaws or the Board of Directors to be signed by the Treasurer. Whenever required by the Board of Directors, he shall perform all acts incident to the position of Treasurer subject to the control of the Board of Directors.

     The Treasurer shall, if required by the Board of Directors, give bond to the Corporation conditioned for the faithful performance all his duties as Treasurer in such sum, and with such security shall be approved by the Board of Directors, and the expense of such bond to be borne by the Corporation.

Section  11  -  The  Secretary
------------------------------

     The Secretary shall keep the Minutes of all meetings of the Board of Directors and the Minutes of all meetings of the Stockholders and of the Executive Committee in books provided for that purpose. The Secretary shall attend to the giving and serving of all notices of the Corporation; he/she may sign with the President or a Vice President, in the name of the Corporation, all contracts authorized by the Board of Directors or Executive Committee; the Secretary shall affix the corporate seal of the Corporation to any documents when so authorized by the Board of Directors or Executive Committee; he/she shall affix the corporate seal to all certificates of stock duly issued by the Corporation; he/she shall have charge of the Stock Certificate Books, Transfer Books and Stock Ledgers, and such other books and papers as the Board of Directors or the Executive Committee may direct, all of which shall at all reasonable times be open to the examination of any Director(s) upon application at the office of the Corporation during business hours, and he/she shall, in general, perform all the duties incident to the office of the Secretary.

Section  12  -  The  Other  Officers
------------------------------------

     The Board of Directors may appoint other officers who shall have such powers and perform such duties as may be prescribed for him/her by the Board of Directors.

ARTICLE  V  -  SHARES  OF  STOCK
--------------------------------

Section  1  -  Certificates  of  Stock
--------------------------------------

     Ownership of stock in the Corporation shall be evidenced by certificates of stock in such forms as shall be prescribed by the Board of Directors, and shall be under the seal of the Corporation and signed by the President and also by the Secretary or by an Assistant Secretary.

     All certificates shall be consecutively numbered; the name of the person owning the shares represented thereby with the number of such shares and the date of issue shall be entered on the Corporation's books.

     No certificate shall be valid unless it is signed by the President and by the Secretary or Assistant Secretary.

     All certificates surrendered to the Corporation shall be canceled and no new certificate shall be issued until the former certificate for the same number of shares shall have been surrendered or canceled.

Section  2  -  Issuance
-----------------------

     The capital stock of the Corporation shall be issued in such manner and at such times and upon such conditions as shall be prescribed by the Board of Directors.

Section  3  -  Lost  or  Destroyed  Certificates
------------------------------------------------

     Any person or persons applying for a certificate of stock in lieu of one alleged to have been lost or destroyed, shall make affidavit or affirmation of the fact, and shall deposit with the Corporation an affidavit. Whereupon, at the end of six (6) months after the deposit of said affidavit and upon such person or persons giving Bond of Indemnity to the Corporation with surety to be approved by the Board of Directors in double the current value of the stock against any damage, loss, or inconvenience to the Corporation, which may or can arise in consequence of a new or duplicate certificate being issued in lieu of the one lost or missing, the Board of Directors may cause to be issued to such person or persons a new certificate, or a duplicate of the certificate so lost or destroyed. The Board of Directors, may, in its discretion, refuse to issue such new or duplicate certificate save upon the order of some court having jurisdiction in such matter, anything herein to the contrary notwithstanding.

Section  4  -  Transfer  of  Shares
-----------------------------------

     No transfer of stock shall be valid as against the Corporation except on surrender and cancellation of the certificate therefor, accompanied by an assignment or transfer by the owner therefor, made either in person or under assignment, a new certificate shall be issued therefor.

     Whenever any transfer shall be expressed as made for collateral security and not absolutely, the same shall be so expressed in the entry of said transfer on the books of the Corporation.

Section  5  -  Record  Date
---------------------------

     In lieu of closing the share records of the Corporation, the Board of Directors may fix, in advance, a date not exceeding sixty (60) days, nor less than ten (10) days, as the record date for the determination of Stockholders entitled to receive notice of, or to vote at, any meeting of Stockholders, or to consent to any proposal without a meeting, or for the purpose of determining Stockholders entitled to receive payment of any dividends, or allotment of any rights, or for the purpose of any other action. If no record date is fixed, the record date for the determination of Stockholders entitled to notice of or to vote at a meeting of Stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day on which the meeting is held; the record date for determining Stockholders for any other purpose shall be at the close of business on the day on which the resolution of the Directors relating thereto is adopted. When a determination of Stockholders of record entitled to notice of or to vote at any meeting of Stockholders has been made as provided for herein, such determination shall apply to any adjournment thereof, unless the Directors fix a new record date for the adjourned meeting.

ARTICLE  VI  -  DIVIDENDS
-------------------------

     The Board of Directors shall have power to reserve over and above the capital stock paid in, such an amount in its discretion as it may deem advisable to fix as a reserve fund, and may, from time to time, declare dividends from the accumulated profits of the Corporation in excess of the amounts so reserved, and pay the same to the Stockholders of the Corporation, and may also, if it deems the same advisable, declare stock dividends of the unissued capital stock of the Corporation.

ARTICLE  VII  -  AMENDMENTS
---------------------------

Section  1  -  By  Stockholders
-------------------------------

     Amendments and changes of these Bylaws may be made by a vote of, or a consent in writing signed individually or collectively by the holders of fifty-one percent (51%) of the issued and outstanding capital stock.

Section  2  -  By  Directors
----------------------------

     Amendments and changes of these Bylaws may be made at any regular or special meeting of the Board of Directors by a vote of not less than all of the entire Board, or may be made by a consent in writing signed individually or collectively by the not less than all of the entire Board.

ARTICLE  VIII  -  CORPORATE  SEAL
---------------------------------

     The Corporation shall have a corporate seal, the design thereof being as follows:

ARTICLE  IX  -  INDEMNIFICATION
-------------------------------

     Every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person of whom he is the legal representative is or was a director or officer of the Corporation or is or was serving at the request of the Corporation or for its benefit as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the General Corporation Law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right which may be enforced in any manner desired by such person. Such right of indemnification shall not be exclusive of any other right which such directors, officers or representatives may have or hereafter acquire and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any by-law, agreement, vote of Stockholders, provision of law or otherwise, as well as their rights under this Article.

     The Board of Directors may cause the Corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person.

     The indemnification provisions above provided shall include, but not be limited to, reimbursement of all fees, including amounts paid in settlement and attorneys' fees actually and reasonably incurred, in connection with the defense or settlement of any action or suit if such party to be indemnified acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Corporation. Indemnification may not be made for any claim, issue or matter as to which the person claiming indemnity has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom to be liable to the Corporation or for amounts paid in settlement to the Corporation unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determined upon application that the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

ARTICLE  X  -  GENERAL  PROVISIONS
----------------------------------

Section  1  -  Depositories
---------------------------

     All monies of the Corporation shall be deposited when as received by the Treasurer in such bank or banks or other depositary as may from time to time be designated by the Board of Directors, and such deposits shall be made in the name of the Corporation.

Section  2  -  Other  Securities
--------------------------------

     The Corporation may take, acquire, hold, mortgage, sell, or otherwise deal in stocks or bonds or securities of any other corporation, if and as often as the Board of Directors.

Exhibit 23.1(b)

CONSENT  OF  SWEENEY  GATES  &  CO.


[Letterhead  of  Sweeney  Gates  &  Co.]



Consent  of  Independent  Certified  Public  Accountant

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-62240) of Jaguar Investments, Inc. and Subsidiaries of our report dated May 8, 2003, which appears in this annual report on Form 10-KSB for the year ended May 31, 2002.

/s/  Sweeney  Gates  &  Co.
---------------------------
Sweeney  Gates  &  Co.
Fort  Lauderdale,  FL

September 12, 2003

Exhibit 23.1(c)

CONSENT  OF  SHERB  &  CO.,  LLP


[Letterhead  of  Sherb  &  Co.,  LLP]



Consent  of  Independent  Certified  Public  Accountant

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-62240) of Jaguar Investments, Inc. and Subsidiaries of our report dated September 12, 2003, which appears in this annual report on Form
10-KSB  for  the  year  ended  May  31,  2003.

/s/  Sherb  &  Co.,  LLP
------------------------
Sherb  &  Co.,  LLP
New  York,  NY

September  12,  2003

Exhibit  31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Richard  Hersh,  Chairman,  Chief Executive Officer and Chief Financial
Officer  of  Power2Ship,  Inc.  hereby  certify  that:

1.     I  have  reviewed  this Annual Report on Form 10-KSB of Power2Ship, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the Registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and procedures and presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

     (c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the period covered by the Annual Report that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and to the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated:  September  11,  2003               By:     /s/  Richard  Hersh
                                                   -------------------
                                           Name:   Richard  Hersh
                                           Title:  Chief Executive Officer and
                                                   Chief Financial Officer

Exhibit 32.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-KSB of Power2Ship, Inc. for the period ended May 31, 2003, I, Richard Hersh, Chairman, Chief Executive Officer, and Chief Financial Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such Annual Report on Form 10-KSB for the year ended May 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Form 10-KSB for the year ended May 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Power2Ship, Inc.

                                           POWER2SHIP,  INC.


Dated:  September  11,  2003              By:    /s/  Richard  Hersh
                                                 -------------------
                                          Name:  Richard  Hersh
                                          Title: Chief  Executive  Officer  and
                                                 Chief  Financial Officer