Form 10QSB
period 2003-08-31
POWER2SHIP INC
filed 2003-10-15
CIK 1082733

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

                      For the Quarter ended AUGUST 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act of 1934): $15,189,250 as of October 10, 2003.

ISSUERS INVOLED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common stock as of August 31, 2003: 27,601,684 shares of common stock, par value $.001 per share (the "Common Stock")

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS




                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, August 31, 2003                       2

         Consolidated Statements of Operations, Three Months
         Ended August 31, 2003 and 2002                                    3

         Consolidated Statements of Cash Flows, Three Months
         Ended August 31, 2003 and 2002                                    4

         Selected Notes to Consolidated Financial Statements               5


Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         11

Item 3.  Controls and Procedures                                           13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

         SIGNATURE                                                         15

         CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         [INDEX TO FINANCIAL STATEMENTS]

Consolidated Balance Sheet as of August 31, 2003 (unaudited)                2

Consolidated Statements of Operations for the three months ended
 August 31, 2003 and August 31, 2002 (unaudited)                            3

Consolidated Statements of Cash Flows for the three months ended
 August 31, 2003 and August 31, 2002 (unaudited)                            4

Selected Notes to Consolidated Financial Statements                         5

                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2003
                                   (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                        $   341,577
   Receivables, net of allowance of $7,367                              371,498
   Subscriptions receivable                                              19,392
   Prepaid insurance                                                     23,403
                                                                 ---------------
        Total current assets                                            755,870

Furniture and equipment                                                 180,367
     Less accumulated depreciation                                      (41,515)
                                                                 ---------------
        Net furniture and equipment                                     138,852

Other assets                                                             80,869
                                                                 ---------------
Total assets                                                        $   975,591
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - short term                                       $   185,000
   Accounts payable and accrued expenses                                387,614
                                                                 ---------------
       Total current liabilities                                        572,614
                                                                 ---------------

Long term debt:
Long term notes payable                                                  70,000
Convertible notes payable                                               175,000
Convertible note payable to related party                               135,000

Stockholders' equity :
   Series B convertible preferred stock, $.001 par value, 200,000
      shares authorized; 137,800  shares issued and outstanding             138
   Series C convertible preferred stock, $.001 par value, 10,000
      shares authorized; 10,000  shares issued and outstanding               10
   Series X convertible preferred stock, $.001 par value, 100,000
      shares authorized; 100,000  shares issued and outstanding             100
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding               87
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 27,601,684 shares issued and outstanding               27,602
   Additional paid-in capital                                         9,250,277
   Accumulated deficit                                               (9,255,237)
                                                                 ---------------
       Stockholders' equity                                              22,977
                                                                 ---------------
Total liabilities & stockholders' equity                            $   975,591
                                                                 ===============



   The accompanying notes are an integral part of these financial statements.
                                        2

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three months ended August 31,
                                                                         2003                2002
                                                             -----------------    ----------------
Revenue:
Access services                                                  $    105,000        $          -
Freight transportation                                                315,707                   -
                                                             -----------------    ----------------
       Total revenue                                                  420,707                   -

Operating expenses:
   Freight transportation                                             253,491                   -
   Selling, general and administrative:
        Salaries, benefits and consulting fees                        544,615             103,170
        Common stock and options issued for services                  119,264              25,500
        Other selling, general and administrative                     289,393              95,243
                                                             -----------------    ----------------
       Total operating expenses                                     1,206,763             223,913
                                                             -----------------    ----------------
       Loss from operations                                          (786,056)           (223,913)
                                                             -----------------    ----------------
Other income (expense):
   Interest income                                                        670                 125
   Interest expense                                                  (100,687)            (33,826)
                                                             -----------------    ----------------
       Total other income (expense)                                  (100,017)            (33,701)
                                                             -----------------    ----------------
Net loss                                                         $   (886,073)       $   (257,614)

Less: Preferred stock dividend                                   $   (989,000)       $           -
                                                             -----------------    ----------------
Loss available to common shareholders                            $ (1,875,073)       $    (257,614)
                                                             =================    ================
Loss per share-basic and diluted                                 $      (0.07)       $     $ (0.01)
                                                             =================    ================
Weighted average shares outstanding
      - basic and diluted                                          27,251,851          24,729,712
                                                             =================    ================



   The accompanying notes are an integral part of these financial statements.
                                        3

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three months ended August 31,
                                                                                              2003                2002
                                                                                   ----------------     ---------------
Cash flows from operating activities:
   Net loss                                                                             $ (886,073)        $  (257,614)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                         8,009                 647
        Issuance of stock options and warrants
          for services, compensation and conversion                                         52,714              25,500
        Issuance of stock for services                                                     285,500                   -
        Changes in operating assets and liabilities:
            Decrease (ncrease) in receivables                                              (54,537)              4,088
            Decrease in prepaid insurance                                                    9,623                   -
            Increase in other assets                                                       (49,390)                  -
            Decrease in notes payable                                                      (13,000)             (6,069)
            Increase in accounts payable &accrued expenses                                  26,038              32,690
                                                                                   ----------------     ---------------
               Net cash used in operating activities                                      (621,116)           (200,758)
                                                                                   ----------------     ---------------
Cash flows from investing activities:
   Purchases of property and equipment                                                     (14,707)             (8,896)
                                                                                   ----------------     ---------------
               Net cash used in investing activities                                       (14,707)             (8,896)
                                                                                   ----------------     ---------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                                                    -              72,000
   Proceeds from sale of preferred stock net of costs of $30,000                           959,000                   -
   Proceeds from sale of common stock                                                            -             200,000
                                                                                   ----------------     ---------------
               Net cash provided by financing activities                                   959,000             272,000
                                                                                   ----------------     ---------------
               Net increase in cash and cash equivalents                                   323,177              62,346

Cash and cash equivalents, beginning of period                                              18,400              36,027
                                                                                   ----------------     ---------------
Cash and cash equivalents, end of period                                                $  341,577         $    98,373
                                                                                   ================     ===============

   The accompanying notes are an integral part of these financial statements.
                                       4

                        POWER2SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Organization

Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc. ("Jaguar"), incorporated in Nevada on October 28, 1987, merged with Freight Rate, Inc. on March 11, 2003. Freight Rate, Inc. is now a wholly owned subsidiary of Power2Ship, Inc. and is its only operating company. Freight Rate, Inc. is an application service provider that offers an information and communication system for companies shipping full truckloads of freight to and from their facilities and the trucking companies that transport this freight.

The Company was in its development stage from its inception in 1999 until it began providing services for its first customer in October 2002. The Company has developed a system, named the P2S MobileMarket(TM), that collects and processes current location and other transportation information related to the shipment of freight. This information instantly is accessible to the Company's customers through the Company's website enabling them to make better-informed decisions. The Company's management believes that its system assists small and medium-sized trucking companies, particularly those with less than 30 trucks, compete more effectively with larger carriers by improving their management and utilization of transportation assets. Also, management believes it assists companies shipping freight to reduce their transportation, warehouse operations and inventory carrying costs.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

For accounting purposes, the merger with Freight Rate, Inc. was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the year ended May 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year-ended May 31, 2003

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the three months ended August 31, 2003 and 2002, the Company incurred losses from operations of $786,056 and $223,913, respectively. During the three months ended August 31, 2003 and 2002, the Company had negative cash flows from operations of $621,116 and $200,758, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds by way of public and/or private offerings. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and Cash Equivalents

The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Furniture and Equipment

Furniture and equipment is stated at cost. Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

Income Taxes

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

Revenue Recognition

The Company recognizes freight transportation revenue when shipments reach their destinations and the receiver acknowledges their receipt by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are non-recurring and are expected to be insignificant as a percentage of total revenue.

Fair Value of Financial Instruments

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

Impairment of long-lived assets

The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At August 31, 2003, the Company had no assets which were considered to be impaired.

Stock Based Compensation

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

Concentrations of Credit Risk

Financial assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investments.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. At August 31, 2003, the Company's cash balances exceeded the insured limits by $141,577. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at August 31, 2003. A substantial portion (91%) of the accounts receivable at August 31, 2003 was concentrated in two customers. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Loss Per Common Share

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

NOTE 3 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On July 15, 2003, the Company issued a promissory note in the amount of $170,000 for licenses to use certain logistics software. The note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. If all the aforementioned payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 balance remaining of the note will be waived. At August 31, 2003, the outstanding balance on the note was $130,000.of which $70,000 was accounted for as long term notes payable and $60,000 as notes payable - short term.

On March 10, 2003, the Company issued a convertible promissory note in the amount of $125,000 to an unaffiliated Company shareholder. The interest rate of the note was 5% per annum and it had a maturity date of April 10, 2004. The holder of the note had the right to convert the outstanding principal balance of the note and interest accrued thereon into the Company's common stock at $0.40 per share. On June 5, 2003, upon receiving an additional $100,000 from the same shareholder, the Company replaced this note with a new convertible promissory note in the amount of $225,000. The new note bears interest of 5% per annum, has a maturity date of December 5, 2003 and has a conversion price of $0.79 per share. Also, the note holder received warrants to purchase 75,000 shares of common stock at a price of $0.79 per share until June 5, 2004. Further, the new note has a prepayment provision requiring certain amounts of the principal and interest accrued thereon to be repaid upon the Company receiving capital in excess of specified amounts during each month of the term of the note. On July 23, 2003, the Company repaid $100,000 of the note leaving a balance of $125,000 which was accounted for as notes payable - short term. On August 29, 2003, the Company issued 125,000 shares of Common Stock in consideration for the note holder agreeing to cancel the prepayment provision contained in the note. See "Note 11 - Subsequent Events" for further information related to this note.

NOTE 4 - STOCKHOLDERS' EQUITY

Series B Convertible Preferred Stock

During the three months ended August 31, 2003, the Company sold 137,800 shares of its Series B convertible preferred stock for $689,000. The shares are convertible into the Company's common stock at $0.25 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares issued or $689,000 was recognized as preferred dividends. This offering is expected to continue until the remaining 62,200 shares of Series B convertible preferred stock that were authorized have been sold.

Series C Convertible Preferred Stock

During July, 2003, the Company sold 10,000 shares of its Series C convertible preferred stock for $300,000 less commissions of $30,000. The shares are convertible into the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.30 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares issued or $300,000 was recognized as preferred dividends. This offering has been closed.

Common Stock

During the three months ended August 31, 2003, the Company granted 420,000 shares of common stock to lenders, employees and consultants which were recorded at their fair market value of $285,500.

During the three months ended August 31, 2003, the Company sold 66,500 shares of common stock for $48,480 less commissions of $29,088. The net proceeds of $19,392 were accounted for as subscriptions receivable since payment for the shares was not received by the Company until September 5, 2003.

Options and Warrants

The Company's board of directors has the authority to determine when and to whom it grant options and warrants to purchase shares of the Company's common stock. In addition, the board determines the number of options and warrants to be granted and all other terms and conditions related to these securities such as the recipients' vesting schedules, expiration dates, exercise prices and restrictions.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted:


                                                                   Three months ended August 31,
                                                                   2003                     2002
                                                                   ----                     ----
   Loss available to common shareholders   As reported       $  (1,875,073)             $  (257,614)
                                                              ==============             ============

                                           Pro forma         $  (1,889,782)             $  (369,860)
                                                              ==============             ============

   Loss per share, basic and diluted:      As reported             $ (0.07)                 $ (0.01)
                                                                    ========                 ========

                                           Pro forma               $ (0.07)                $ (0.01)
                                                                    ========                 ========

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                                                 2003                  2002
                                                                                 ----                  ----
             Dividend yield                                                      None                  None

             Expected volatility factor                                          0-64%                .0001%

             Approximate risk free interest rates                                   3%                 2.94%

             Expected lives, in years                                             1-5                     3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

Stock options
During the three months ended August 31, 2003, the Company granted no stock options and none were exercised.

A summary of the stock option activity for the three months ended August 31, 2003 is as follows:

                                                                    Weighted                           Exercise
                                                                    Average                             Price
                                                                    Exercise         Number of           Per
                                                                     Price            Options           Option
                                                                   ----------      ------------      -------------

       Outstanding options at May 31, 2003..............             $0.40           14,486,679       $0.38 -$1.01
           Granted......................................                 -                    -                  -
           Expired......................................             $0.75              (26,483)             $0.75
                                                                                    ------------

       Outstanding options at August 31, 2003...........             $0.40           14,460,196       $0.38 -$1.01
                                                                                    ============

       Exercisable options at August 31, 2003...........             $0.39           11,478,093       $0.38 -$0.75
                                                                                    ============


The following table summarizes information concerning stock options outstanding at August 31, 2003.

                                                              Weighted         Weighted
                                                               Average          Average
        Range of               Number of Options              Remaining         Exercise
     Exercise Price               Outstanding               Life in Years         Price
     --------------               -----------               -------------         -----
         $ 0.38                    13,074,109                   2.45              $0.38
    $ 0.50  -  $0.75                1,086,087                   2.10              $0.55
         $ 1.01                       300,000                   4.23              $1.01
                                  ------------
                                   14,460,196
                                  ============

Warrants

During the three months ended August 31, 2003, the Company granted warrants to consultants and investors. The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option model.

On June 5, 2003, in connection with receiving proceeds of a loan, the Company granted the lender warrants to purchase 75,000 shares of common stock at a price of $0.79 per share that expire on June 5, 2004.

In connection with the sale of shares of Series B convertible preferred stock, the Company granted the sales agent responsible for the private placement of these shares warrants to purchase 65,700 shares of common stock at $2.00 per share that expire on June 10, 2006.


In connection with the sale of shares of Series C convertible preferred stock, the Company granted the sales agent responsible for the private placement of these shares warrants to purchase 100,000 shares of common stock at $2.00 per share that expire on July 25, 2006 and granted the investor warrants to purchase 500,000 shares of common stock at $1.00 per share that expire on July15, 2006.


A summary of the warrant activity for the three months ended August 31, 2003 is as follows:


                                                                    Weighted                           Exercise
                                                                    Average                              Price
                                                                    Exercise          Number of           Per
                                                                     Price            Warrants          Warrant
                                                                   ----------     -------------     -------------

       Outstanding warrants at May 31, 2003............              $0.80            3,913,204      $0.75 -$1.51
           Granted.....................................              $1.20              740,700      $0.79 -$2.00
           Expired.....................................                  -                    -                 -
                                                                                   --------------
       Outstanding warrants at August 31, 2003.........              $0.87            4,653,904      $0.75 -$2.00
                                                                                   ==============
       Exercisable warrants at August 31, 2003.........              $0.87            4,653,904      $0.75 -$2.00
                                                                                   ==============


The following table summarizes information concerning warrants outstanding and exercisable at August 31, 2003.

                                                                       Weighted               Weighted
                                                                       Average                Average
               Range of                                               Remaining              Exercise
            Exercise Price             Number of Warrants           Life in Years              Price
            --------------             ------------------           -------------              -----
            $ 0.75 - $0.90                 3,562,432                    1.10                   $0.75
            $ 1.00 - $1.25                   759,166                    2.35                   $1.05
            $ 1.50 - $2.00                   332,306                    1.63                   $1.75
                                         -----------
                                           4,653,904
                                         ===========

NOTE 11 - SUBSEQUENT EVENTS

On September 18, 2003, the Company repaid the $125,000 outstanding balance of a promissory note issued to an unaffiliated Company shareholder, and accrued interest thereon, with 25,800 shares of its Series B preferred stock convertible at $0.25 per share. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares or $129,000 will be recognized as preferred dividends during the fiscal quarter ended November 30, 2003.

During the period from September 1, 2003 through the date of filing this Form 10-QSB, the Company sold an additional 27,800 shares of its Series B preferred stock for $139,000. The shares are convertible into the Company's common stock at $0.25 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares or $139,000 will be recognized as preferred dividends during the quarter ended November 30, 2003.

During the period from September 1, 2003 through the date of filing this Form 10-QSB, the Company sold 569,800 shares of its common stock for $368,422, net of costs of $221,053 generating net proceeds of $147,369. These shares are restricted securities as that term is defined in the Securities Act of 1933, as amended.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto contained elsewhere in this Quarterly Report.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, management evaluates these estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the Company's consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of its consolidated financial statements. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Revenue Recognition. The Company recognizes freight transportation revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force, Abstracts Issue No. 99-19, (reporting revenue gross as a principal versus net as an agent) freight transportation revenue is recorded on a gross basis since the Company is the primary obligor of the transaction, it assumes credit risk and it performs a portion of the service ordered by its customers. Revenue from access fees is recognized in the month that access to the P2S MobileMarket(TM) is provided to customers. Revenue from implementation services, pursuant to software development or similar contracts, is recognized on the percentage of completion method.

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

Change of Fiscal Year End

The Company filed a current report on Form 8-K changing its fiscal year end from December 31 to May 31. This determination was made to conform the fiscal year end of the Company to the fiscal year end of Freight Rate, Inc., the Company's wholly owned subsidiary and sole accounting entity as of its merger with the Company on March 11, 2003.

Results of Operations

Three Months Ended August 31, 2003 Compared to Three Months Ended August 31,
2002.

Revenue

Total revenue in the three months ended August 31, 2003 was $420,707 compared with $0 during the same period of 2002. Revenue in the 2003 quarterly period consisted of $105,000 from The Great Atlantic & Pacific Tea Company, Inc. ("A&P") for providing unlimited access to our ASP platform and enhanced data security and $315,707 for providing freight transportation services utilizing contract motor carriers. No revenue was generated in the same quarter in 2002 since the Company was a development stage company at that time.

Operating Expenses

Total operating expenses were $1,206,763 in the three months ended August 31, 2003, an increase of $982,850 from operating expenses of $223,913 incurred during the same quarter in 2002. The increase in operating expenses during the 2003 quarterly period was attributed to increases in freight transportation costs associated with the Company's revenue-generating operations and higher selling, general and administrative expenses associated with additional administrative and technical personnel required to implement the Company's business plan during the period as compared with the same quarterly period in 2002 when it was a development stage company.

Freight transportation costs in the three months ended August 31, 2003 were $253,491 versus $0 incurred during the same quarter in 2002. These costs consisted primarily of payments to contract motor carriers to provide freight transportation services. No cost of sales was incurred in the 2002 quarterly period since the Company was a development stage company at that time.

Selling, general and administrative expenses were $953,272 in the three months ended August 31, 2003, an increase of $729,359 or 326% from $223,913 during the same quarter in 2002. The increase in selling, general and administrative expenses consisted of the following:

- Salaries, benefits and consulting fees increased by $441,445 or 428% to $544,615 in the three months ended August 31, 2003 from $103,170 during the same quarter in 2002. This increase primarily was due to the number of people working for the Company increasing to 29 at August 31, 2003 from 9 at August 31, 2002. Also, the compensation level of many of these people, which was below industry average compensation in 2002 while the Company was a development stage company, was increased in 2003.

- Common stock and options issued for services increased by $93,764 or 368% to $119,264 in the three months ended August 31, 2003 from $25,500 in the same quarter in 2002.

- Other selling, general and administrative expenses increased by $194,150 or 204% to $289,393 in the three months ended August 31, 2003 from $95,243 in the same quarter in 2002. This increase consisted of the following:

     - Professional fees increased by $57,986 or 933% to $64,946 for the three months ended August 31, 2003 from $6,960 during the same quarter in 2002. This increase is attributed to the higher legal, accounting and other professional fees related to litigation, public reporting requirements and other matters incurred in the ordinary course of business in the 2003 quarter compared with fewer such matters incurred during the same quarter in 2002 when the Company's subsidiary, Freight Rate, Inc., was a non-reporting company without any pending litigation.

     - Web hosting expenses increased by $46,136 to $46,136 in the three months ended August 31, 2003 from $0 during the same quarter in 2002. These Web hosting expenses were incurred since the Company had customers accessing its Web site who require very high levels of security and reliability in the 2003 quarter. The Company was a development stage company with no customers during the same quarter of 2002.

     - Rent expense increased by $20,867 or 255% to $29,045 in the three months ended August 31, 2003 from $8,178 in the same quarter in 2002 as a result of the Company moving its corporate offices from approximately 2,100 square feet in Cooper City, Florida to approximately 10,500 square feet in Boca Raton, Florida in June 2003 to accommodate its recent and projected growth in personnel and operations.

     - Travel and reimbursed expenses increased by $35,686 or 268% to $48,992 in the three months ended August 31, 2003 from $13,306 in the same quarter in 2002 as a result of additional travel to customers, vendors and potential funding sources and for expenses associated with employee relocations.

     - Convention and trade show expenses increased by $20,323 to $20,323 in the three months ended August 31, 2003 from $0 in the same quarter of 2002 as the company began participating in conventions and trade shows to introduce its products and services to its target markets during 2003. It did not participate in any trade shows in 2002 since it was a development stage company at that time.

     - Other general and administrative expenses increased by $13,153 or 20% in the three months ended August 31, 2003 to $79,951 from $66,798 in the same quarter in 2002, primarily as a result of the normal operating costs associated with the greater number of employees and consultants working with the Company.

Other Expenses

Other expenses increased by $66,316 or 197% to $100,017 in the three months ended August 31, 2003 from $33,701 in the same quarter of 2002. This increase was primarily due to an increase of $66,861 in interest expense to $100,678 in the 2003 quarterly period from $33,826 in the same period of 2002.

Liquidity and Capital Resources

The Company has experienced losses and negative cash flows from operations since its inception. As of August 31, 2003, the Company had an accumulated deficit of $9,255,237, stockholders' equity of $22,977 and cash and cash equivalents of $341,577. In addition, the Company had a working capital surplus of $183,256, an increase of $625,726 from a working capital deficit of $442,470 as of August 31, 2002. This increase in working capital primarily is attributed to increases in cash and cash equivalents by $243,204 and accounts receivable by $371,498.

During the quarter ended August 31, 2003, the Company generated cash of $323,177. The Company offset $621,116 of cash used in operating activities and $14,707 of cash used to purchase fixed assets with proceeds from the sale of shares of Series B preferred stock totaling approximately $959,000. Since August 31, 2003, the Company has raised approximately $286,000 through the sale of its equity securities.

Management estimates that its cash on hand at August 31, 2003 and projected cash flow from operations would be sufficient to fund its current operations for approximately the next four months. For the remainder of fiscal 2004, management anticipates that the Company requires approximately $600,000 to $900,000 million to execute its business plan. The Company's future capital requirements depend primarily on the rate at which it decreases its use of cash to fund operations. The Company's cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, its ability to successfully market its products and services, the degree to which competitive products and services are introduced to the market, and its ability to attract key personnel required as it grows. As long as its cash flow from operations is insufficient to completely fund operations, it will continue to expend its previously raised capital and, should those funds become depleted, it will be required to fund operations through subsequent equity or debt financings. It presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If it cannot obtain funds when required, it may be forced to modify its business plan and curtail or cease its expansion and development plans. Further, such subsequent equity financing(s) will cause some dilution for existing shareholders and any additional debt instruments issued may contain restrictions covenants that may have an adverse affect on its operations.

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

(b) Changes in internal controls

Subsequent to August 31, 2003 through the date of filing this Form 10-QSB, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2003, the Company sold 137,800 shares of its Series B convertible preferred stock for $689,000. The shares are convertible into the Company's common stock at $0.25 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933.

During July, 2003, the Company sold 10,000 shares of its Series C convertible preferred stock for $300,000 less commissions of $30,000. The shares are convertible into the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933.

During the three months ended August 31, 2003, the Company granted 420,000 shares of common stock to lenders, employees and consultants and recorded the shares at their fair market value of $285,500.

During the three months ended August 31, 2003, the Company sold 66,500 shares of common stock to non-United States residents for $48,480 less offering costs and discounts of $29,088. The net proceeds of $19,392 were accounted for as subscriptions receivable since payment for the shares was not received by the Company until September 5, 2003. This transaction was exempt from registration under Regulation S of the Securities Act of 1933.

The proceeds from these sales were used to fund the Company's operating loss incurred during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C.
         Section 1350.

(b) Reports on Form 8-K:  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  October 15, 2003                             POWER2SHIP, INC.

                                                     /s/ Richard Hersh
                                                    Chief Executive Officer