Form 10QSB
period 2003-11-30
POWER2SHIP INC
filed 2004-01-14
CIK 1082733

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

                     FOR THE QUARTER ENDED NOVEMBER 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2003: 37,060,776 shares of common stock, par value $.001 per share (the "Common Stock")

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------



                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, November 30, 2003                         4

         Consolidated Statements of Operations, Three and Six Months
         Ended November 30, 2003 and 2002                                      5

         Consolidated Statements of Cash Flows, Six Months
         Ended November 30, 2003 and 2002                                      6

         Selected Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURE

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS


                         [INDEX TO FINANCIAL STATEMENTS]

Consolidated Balance Sheet as of November 30, 2003 (unaudited)                 4

Consolidated  Statements  of  Operations  for  the  three  and
six months ended November  30,  2003  and  2002  (unaudited)                   5

Consolidated  Statements  of  Cash  Flows  for  the  six
months  ended November  30,  2003  and  2002  (unaudited)                      6

Selected Notes to Consolidated Financial Statements                            7


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2003
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                       $    334,331
   Receivables, net of allowance of $7,367                              117,789
   Subscriptions receivable                                               2,898
   Prepaid insurance                                                     13,780
                                                                   -------------
        Total current assets                                            468,798

Furniture and equipment                                                 198,026
     Less accumulated depreciation                                      (49,525)
                                                                   -------------
        Net furniture and equipment                                     148,501

Other assets                                                            130,869
                                                                   -------------
Total assets                                                       $    748,168
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - short term                                      $     60,000
   Accounts payable and accrued expenses                                182,062
                                                                   -------------
       Total current liabilities                                        242,062

Long term debt:
Long term notes payable                                                  55,000
Convertible notes payable                                               175,000
Convertible note payable to related party                               115,000

Stockholders' equity :
   Series B convertible preferred stock, $.001 par value, 200,000
      shares authorized; 198,600  shares issued and outstanding             199
   Series C convertible preferred stock, $.001 par value, 10,000
      shares authorized; 10,000  shares issued and outstanding               10
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding               87
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 36,867,592 shares issued and outstanding               36,868
   Additional paid-in capital                                        10,139,518
   Accumulated deficit                                              (10,015,576)
                                                                   -------------

       Total Stockholders' equity                                       161,106
                                                                   -------------

Total liabilities & stockholders' equity                           $    748,168
                                                                   =============


                             See accompanying notes


                                      POWER2SHIP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                     Three months ended November 30, Six months ended November 30,
                                                           2003          2002          2003          2002
                                                       ------------  ------------  ------------  ------------
Revenue:
   Access services                                     $    98,077   $         -   $   203,077   $         -
   Freight transportation                                  281,840       104,716       597,547       104,716
   Implementation services                                  23,925       250,740        23,925       250,740
                                                       ------------  ------------  ------------  ------------

       Total revenue                                       403,842       355,456       824,549       355,456

Operating expenses:
   Freight transportation                                  228,691        95,193       482,182        95,193
   Selling, general and administrative:
        Salaries, benefits and consulting fees             593,708        99,089     1,138,323       202,259
        Common stock and options issued for services        11,500             -       130,764        25,500
        Other selling, general and administrative          296,271       111,242       585,664       206,485
                                                       ------------  ------------  ------------  ------------

       Total operating expenses                          1,130,170       305,524     2,336,933       529,437
                                                       ------------  ------------  ------------  ------------

       Loss from operations                               (726,328)       49,932    (1,512,384)     (173,981)
                                                       ------------  ------------  ------------  ------------

Other income (expense):
   Litigation Settlement                                   (27,968)            -       (27,968)            -
   Interest income                                             233           235           903           360
   Interest expense                                         (6,276)      (34,866)     (106,963)      (68,692)
                                                       ------------  ------------  ------------  ------------

       Total other income (expense)                        (34,011)      (34,631)     (134,028)      (68,332)
                                                       ------------  ------------  ------------  ------------

Net loss                                               $  (760,339)  $    15,301   $(1,646,412)  $  (242,313)
Less: Preferred stock dividend                            (304,000)            -    (1,293,000)            -
                                                       ------------  ------------  ------------  ------------

Loss available to common shareholders                  $(1,064,339)  $    15,301   $(2,939,412)  $  (242,313)
                                                       ============  ============  ============  ============


Loss per share-basic and diluted                       $     (0.04)  $      0.00   $     (0.10)  $     (0.01)
                                                       ============  ============  ============  ============

Weighted average shares outstanding
      - basic and diluted                               28,699,309    24,729,712    28,063,038    24,729,712
                                                       ============  ============  ============  ============


                             See accompanying notes


                                POWER2SHIP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                     Six months ended November 30,
                                                                            2003         2002
                                                                        ------------  ----------
Cash flows from operating activities:
   Net loss                                                             $(1,646,412)  $(242,313)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                         16,019       1,737
        Issuance of stock options and warrants
          for services, compensation and conversion                         154,352      25,500
        Issuance of stock for services                                      514,024           -
        Changes in operating assets and liabilities:
            Decrease (increase) in receivables                              199,172     (16,383)
            Decrease (increase) in prepaid insurance                         19,246           -
            Increase in other assets                                        (87,500)          -
            Increase (decrease) in accounts payable & accrued expenses     (160,404)     66,631
                                                                        ------------  ----------

               Net cash used in operating activities                       (991,503)   (164,828)
                                                                        ------------  ----------

Cash flows from investing activities:
   Purchases of property and equipment                                      (32,366)    (14,496)
                                                                        ------------  ----------

               Net cash provided by (used in) investing activities          (32,366)    (14,496)
                                                                        ------------  ----------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                               100,000      72,000
   Repayments of promissory notes                                          (175,000)    (10,214)
   Proceeds from sale of preferred stock net of costs of $30,000          1,134,000           -
   Proceeds from sale of common stock net of costs of $425,547              280,800     225,000
                                                                        ------------  ----------

               Net cash provided by financing activities                  1,339,800     286,786
                                                                        ------------  ----------

               Net increase in cash and cash equivalents                    315,931     107,462

Cash and cash equivalents, beginning of period                               18,400      36,027
                                                                        ------------  ----------

Cash and cash equivalents, end of period                                $   334,331   $ 143,489
                                                                        ============  ==========


                             See accompanying notes

                        POWER2SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

ORGANIZATION
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987, and merged with Freight Rate, Inc. on March 11, 2003. The Company, through its wholly owned subsidiary Freight Rate, Inc., is an application service provider (ASP) offering an information and communication system used by companies that require full truckloads of goods to be moved to or from their facilities and the trucking companies that transport these goods. This system, named the P2S MobileMarket(TM), collects and processes location and other transportation information related to its customers' freight while in transit and their trucking assets at all times. This information instantly becomes accessible through the Company's website enabling the Company's customers to make better-informed logistics decisions. The Company's management believes that the P2S MobileMarket(TM) assists small and medium-sized trucking companies, particularly those with less than 30 trucks, compete more effectively with larger carriers by improving their management and utilization of transportation assets. Further, management believes its system helps companies needing to have freight transported to reduce their transportation, warehousing and inventory carrying costs.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION
---------------------
For accounting purposes, the merger with Freight Rate, Inc. was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended November 30, 2003 are not necessarily indicative of the results to be expected for the year ended May 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year-ended May 31, 2003.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the six months ended November 30, 2003 and 2002, the Company incurred losses from operations of $1,512,384 and $173,981, respectively and had negative cash flows from operations of $991,503 and $164,828, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

REVENUE RECOGNITION
-------------------
The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are expected to be insignificant as a percentage of total revenue in the foreseeable future.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At November 30, 2003, the Company had no assets which were considered to be impaired.

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

CONCENTRATIONS OF CREDIT RISK
-----------------------------
Financial assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investments.
The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. At November 30, 2003, the Company's cash balances exceeded the insured limits by $234,331. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at November 30, 2003. Two customers accounted for 97% of the Company's accounts receivable at November 30, 2003. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

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

NOTE 3 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On July 15, 2003, the Company issued a promissory note in the amount of $170,000 for licenses to use certain logistics software. The note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. If all the aforementioned payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 balance remaining of the note will be waived. At November 30, 2003, the outstanding balance on the note was $115,000, of which $55,000 was accounted for as long term notes payable and $60,000 as notes payable - short term.

On March 10, 2003, the Company issued a $125,000 convertible promissory note to a private investor that also was a non-affiliated Company shareholder. On June 5, 2003, the Company issued a $225,000 promissory note to the same investor upon receipt of $100,000 and the cancellation of the $125,000 note. On July 22, 2003, the Company made a $100,000 principal payment on the $225,000 note and, on September 18, 2003, repaid the $125,000 outstanding balance of the note, plus accrued interest thereon, with 25,800 shares of its Series B preferred stock convertible at $0.25 per share. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares or $129,000 has been recognized as preferred dividends during the fiscal quarter ended November 30, 2003.

NOTE 4 - STOCKHOLDERS' EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------
During the six months ended November 30, 2003, the Company sold 172,800 shares of its Series B convertible preferred stock for $864,000 and issued 25,800 shares as repayment of a promissory note and accrued interest thereon (see Note
3). The shares are convertible into the Company's common stock at $0.25 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares issued or $864,000 was recognized as preferred dividends. This offering has been completed.

SERIES C CONVERTIBLE PREFERRED STOCK
------------------------------------
During July, 2003, the Company sold 10,000 shares of its Series C convertible preferred stock for $300,000 less commissions of $30,000. The shares are convertible into the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.30 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares issued or $300,000 was recognized as preferred dividends.

SERIES X CONVERTIBLE PREFERRED STOCK
------------------------------------
During the six months ended November 30, 2003, the Company issued 5,700,000 shares of common stock in exchange for its 100,000 shares of Series X convertible preferred stock and an additional 2,143,000 common shares pursuant to agreements providing for anti-dilution with respect to any issuances of common stock to the holders of the Series X convertible preferred stock.

COMMON STOCK
------------
During the six months ended November 30, 2003, the Company granted 781,008 shares of common stock to vendors, employees and consultants and recorded the shares at their fair market value of $514,024.

During the six months ended November 30, 2003, the Company sold 1,128,400 shares of common stock to individual investors residing outside of the United States for $709,245 less offering costs and discounts of $425,459 netting $283,698. Since the Company received only $280,800 of the net proceeds by November 30, 2003, the $2,898 difference was accounted for as subscriptions receivable.

As discussed previously, the Company issued 5,700,000 shares of common stock in exchange for its 100,000 shares of Series X convertible preferred stock and an additional 2,143,000 common shares pursuant to agreements providing for anti-dilution with respect to any issuances of common stock to the holders of the Series X convertible preferred stock.

OPTIONS AND WARRANTS
--------------------
The Company's board of directors has the authority to determine when and to whom it grant options and warrants to purchase shares of the Company's common stock. In addition, the board determines the number of options and warrants to be granted and all other terms and conditions related to these securities such as the recipients' vesting schedules, expiration dates, exercise prices and restrictions.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:



                                                Six months ended November 30,
                                                       2003         2002
                                                  ------------  ----------
Loss available to common shareholders:
                                    As reported   $(2,939,412)   $(242,313)
                                                   ============  ==========

                                    Pro forma     $(3,081,425)   $(356,932)
                                                   ============  ==========

Loss per share, basic and diluted:  As reported   $     (0.10)   $   (0.01)
                                                   ============  ==========

                                    Pro forma     $     (0.11)   $   (0.01)

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                    2003     2002
                                                   ------    ----
Dividend yield                                      None     None
Expected volatility factor                          0-64%     0%
Approximate risk free interest rates                 3%       3%
Expected lives, in years                            1-30      3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

STOCK OPTIONS
-------------
During the six months ended November 30, 2003, pursuant to a twelve-month Business Advisory Agreement with Newbridge Securities Corporation, the Company granted options to purchase up to 500,000 shares of its common stock for $0.01 per share that vest over a five-month period ending on April 2, 2004.

A summary of the stock option activity for the six months ended November 30, 2003 is as follows:



                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Options     Per Option
                                          --------    ---------    -------------
Outstanding options at May 31, 2003         $0.40    14,486,679    $0.38 - $1.01
Granted                                     $0.01       500,000            $0.01
Expired                                     $0.75       (29,793)           $0.75
                                                     ----------
Outstanding options at November 30, 2003    $0.39    14,956,886    $0.01 - $1.01
                                                     ==========


Exercisable options at November 30, 2003   $0.39     11,474,762    $0.38 - $0.75
                                                     ==========

The following table summarizes information concerning stock options outstanding at November 30, 2003.




                                          Weighted   Weighted
                                          average    average
                      Number of Options   remaining  exercise
Range of Exercise Price   Outstanding  life in years  price
------------------------  -----------  -------------  ------

0.01 - 0.38               13,474,109       3.58      $ 0.36
0.50 - 0.75                1,182,776       1.84      $ 0.55
1.01                         300,000       3.88      $ 1.01
                          -----------

                           14,956,886
                          ===========

WARRANTS
--------
During the six months ended November 30, 2003, the Company granted warrants to lenders, employees, consultants and investors. The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option model.

On June 5, 2003, in connection with receiving the proceeds of a loan, the Company granted the lender a warrant to purchase 75,000 shares of common stock at a price of $0.79 per share that expire on June 5, 2004.

In connection with the sale of 657,000 shares of common stock, the Company granted the sales agent responsible for the private placement of these shares a warrant to purchase 65,700 shares of common stock at $2.00 per share that expire on June 10, 2006.

In connection with the sale of shares of Series C convertible preferred stock to one investor, the Company granted the investor a warrant to purchase 500,000 shares of common stock at $1.00 per share that expire on July14, 2006 and granted the sales agent responsible for the private placement of these shares a warrant to purchase 100,000 shares of common stock at $2.00 per share that expire on July 14, 2006.

In connection with a twelve-month Business Advisory Agreement with Newbridge Securities Corporation, the Company granted a warrant to purchase up to 500,000 shares of its common stock at prices ranging from $0.54 to $1.29 per share which vest over a five-month period ending on April 2, 2004 and expire on November 4, 2006.

During the six months ended November 30, 2003, the Company granted three-year warrants to employees to purchase 395,200 shares of its common stock at prices ranging from $0.53 to $0.78 per share.

During the six months ended November 30, 2003, the Company granted three-year warrants to vendors and consultants to purchase 244,050 shares of its common stock at prices ranging from $0.46 to $0.58 per share.

A summary of the warrant activity for the six months ended November 30, 2003 is as follows:



                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Warrant
                                          --------    ---------    -------------
Outstanding warrants at May 31, 2003        $0.80     3,913,204    $0.75 - $1.51
Granted                                     $0.93     1,879,950    $0.46 - $2.00
Cancelled                                       -             -          -
                                                      ----------
Outstanding warrants at November 30, 2003   $0.87     5,793,154    $0.46 - $2.00
                                                      =========

Exercisable warrants at November 30, 2003   $0.87     5,293,154    $0.46 - $2.00

The following table summarizes information concerning warrants outstanding at November 30, 2003.



                                                Weighted        Weighted
                                                 average        average
                                                remaining      exercise
Range of Exercise Price   Number of Warrants  life in years     price
------------------------  ------------------  -------------    ------

0.45  -  0.80                     4,451,682           1.27    $ 0.73
1.00  -  1.30                     1,009,166           2.30    $ 1.07
1.50  -  2.00                       332,306           1.38    $ 1.75
                          ------------------

                                   5,793,154
                          ==================


NOTE 5 - SUBSEQUENT EVENTS

During the period from December 1, 2003 through the filing date of this Form 10-QSB, the Company sold 832 shares of its Series C convertible preferred stock for $24,960. These shares are convertible into 83,200 shares of the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10%, include warrants to purchase 41,600 shares of common stock at $1.00 per share for a period of three years and have preferred registration rights. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933.

In December 2003, the Company received $290,000 through the issuance of 18% promissory notes due December 1, 2004 that require prepayment upon the Company receiving proceeds from the initial closing of its offering of convertible debentures which commenced in December 2003. The Company paid a $29,000 commission to Newbridge Securities Corporation for placing these securities.

In January 2004, the Company and the Great Atlantic & Pacific Tea Company, Inc. ("A&P") mutually agreed to terminate their ASP Access and Service Agreement. As of the date of filing this 10QSB, the Company's accounts receivable with A&P was $59,915.

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

Note 2 to the Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Revenue Recognition. The Company recognizes freight transportation revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force, Abstracts Issue No. 99-19, freight transportation revenue is recorded on a gross basis since the Company is the primary obligor of the transaction, it assumes credit risk and it performs a portion of the service ordered by its customers. Revenue from access fees is recognized in the month that access to the P2S MobileMarket(TM) is provided to customers. Revenue from implementation services, pursuant to software development or similar contracts, is recognized on the percentage of completion method.

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

DESCRIPTION OF BUSINESS

The Company, through its wholly owned subsidiary Freight Rate, Inc., operates as an application service provider (ASP) offering an information and communication system used by companies that require full truckloads of goods to be moved to or from their facilities and the trucking companies that transport these goods. This system, named the P2S MobileMarket(TM), collects and processes location and other transportation information related to its customer's freight while in transit and their trucking assets at all times. This information instantly becomes accessible through the Company's website, http://www.power2ship.com, enabling the Company's customers to make better-informed logistics decisions.

The Company also offers trucking companies the opportunity to lease its proprietary wireless tracking and communication devices that automatically track their trucks, communicate this location information to the P2S MobileMarket(TM) and enable two-way wireless communication with the truck driver. These devices are a vehicle locator device with a built-in modem that utilizes global positioning system (GPS) technology to track the latitude and longitude of the truck and a handheld personal digital assistant (PDA) that connects to the vehicle locator device.

The Company's management believes that the P2S MobileMarket(TM) assists small and medium-sized trucking companies, particularly those with less than 30 trucks, compete more effectively with larger carriers by improving their management and utilization of transportation assets. Further, management believes its system helps companies needing to have freight transported to reduce their transportation, warehousing and inventory carrying costs.

SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2002

RESULTS OF OPERATIONS

Revenue
Total revenue during the six months ended November 30, 2003 was $824,549, an increase of $469,093 or 132%, compared with revenue of $355,456 during the same six-month period of 2002. This increase consisted of the following:

- Freight transportation revenue during the six months of 2003 was $597,547, an increase of $492,831 or 471%, compared with $104,716 during the same six-month period of 2002 as the Company only commenced offering freight transportation service in October 2002.

- Revenue from access services provided during the six months of 2003, generated entirely from one customer, was $203,077 versus $0 during the same six-month period of 2002 as the Company's ASP system became operational in March of 2003.

- Revenue from implementation services provided during the six months of 2003 was $23,925, a decrease of $226,815 or 90.5% from $250,740 during the same six-month period of 2002 since most of the work associated with the contract with one major customer to develop and implement the Company's ASP system had been completed prior to the six-month period of 2003.

Operating Expenses
Total operating expenses were $2,336,933 in the six months ended November 30, 2003, an increase of $1,807,496 or 341% from operating expenses of $529,437 incurred during the same six-month period in 2002. This increase was attributed to increases in freight transportation costs and in selling, general and administrative expenses primarily associated with the additional personnel required to implement the Company's business plan during the 2003 period as compared with the 2002 period since the Company was in its development stage during most of this time.

Freight transportation costs in the six months ended November 30, 2003 were $482,182, an increase of $386,989 or 406.5%, versus $95,193 incurred during the comparable 2002 period. This increase primarily was due to the Company providing freight transportation services for the six-month period in 2003 compared with only approximately the last month of the 2002 period prior to which the Company was in its development stage.

Selling, general and administrative expenses were $1,854,751 during the six months ended November 30, 2003, an increase of $1,420,507 or 327%, from $434,244 during the same six-month period in 2002. This increase in selling, general and administrative expenses resulted from the following:

- Salaries, benefits and consulting fees increased by $936,064 or 463% to $1,138,323 in the six-month period ended November 30, 2003 from $202,259 during the comparable period in 2002. This increase primarily was due to the number of people working for the Company increasing to ___ at November 30, 2003 from __ at November 30, 2002. Also, the compensation level of many of these people, which was below industry average compensation in 2002 while the Company was a development stage company, was increased in 2003.

- Common stock and options issued for services increased by $105,264 or 413% to $130,764 in the six-month period ended November 30, 2003 from $25,500 in the comparable period in 2002 as the Company provided equity securities in lieu of cash as compensation to some of its vendors and employees.

- Other selling, general and administrative expenses increased by $379,179 or 184% to $585,664 in the six months ended November 30, 2003 from $206,485 in the comparable period in 2002. This increase primarily resulted from the following changes:

- Professional fees increased by $175,916 or 1040% to $192,826 for the six months ended November 30, 2003 from $16,910 during the same six-month period during 2002. This increase resulted from higher legal, accounting and other professional fees related to litigation, public reporting requirements and other matters incurred in the ordinary course of business in the 2003 period compared with the 2002 period when the Company had no operating subsidiaries.

- Travel and entertainment expenses increased by $55,236 or 140% to $94,799 in the six months ended November 30, 2003 from $39,563 in the comparable period in 2002 as a result of additional travel to customers, vendors and potential investors and for expenses associated with employee relocations during the six-month period of 2003.

- Rent expense increased by $46,393 or 312% to $61,249 in the six months ended November 30, 2003 from $14,856 in the comparable period in 2002 as a result of the Company's move to a much larger facility in Boca Raton, Florida in June 2003 to accommodate its growth in personnel and operations.

- Advertising and marketing expenses, including convention and trade show expenses, increased by $40,733 to $42,888 in the six months ended November 30, 2003 from $2,155 in the same six-month period of 2002 as the company began participating in conventions and trade shows to introduce its products and services to its target markets during 2003. It did not participate in any trade shows in 2002 since it was a development stage company at that time.

- Web hosting and Internet expenses increased by $39,158 or 218% to $57,155 in the six months ended November 30, 2003 from $17,997 during the same six-month period in 2002. This increase resulted from the Company having customers that were accessing its Web site who required a high level of system reliability and data security in the six-month period of 2003 versus no such customers during the same six-month period of 2002.

- Insurance expense increased by $35,796 to $36,721 in the six months ended November 30, 2003 from $925 during the same six-month period of 2002 as the Company began providing health insurance to employees and added director's and officer's liability insurance.

Other Expenses
Other expenses increased by $65,696 or 96% to $134,028 in the six months ended November 30, 2003 from $68,332 in the same six-month period of 2002. This increase was caused by an increase of $27,968 in litigation settlement expenses and an increase in interest expense of $38,271 or 56% to $106,963 in the six-month period in 2003 versus $68,692 in the same six-month period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced losses and negative cash flows from operations since its inception. As of November 30, 2003, the Company had an accumulated deficit of $10,015,576 and stockholders' equity of $161,106. Cash and cash equivalents was $334,331 and the Company had $226,736 of working capital at November 30, 2003.

During the six months ended November 30, 2003, the Company's cash balance increased by $315,931. This increase was the result of the Company having received $1,339,800 in proceeds from financing activities less $991,503 used in operating activities and $32,366 used to purchase property and equipment.

Cash flow used in operating activities primarily consisted of the Company's $1,646,412 net loss offset by $668,376 of stock, options and warrants issued or granted for services.

Cash flow generated by financing activities include $1,134,000 in proceeds from the sale of shares of the Company's Series B and Series C convertible preferred stock, $280,800 in proceeds from the sale of shares of the Company's common stock, $100,000 in proceeds from the issuance of a promissory note and the repayment of $175,000 of principal related to several promissory notes.

The Company's future capital requirements depend primarily on the rate at which it can decrease its use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, the Company's ability to successfully market its products and services, the degree to which competitive products and services are introduced to the market, and its ability to attract key personnel as it grows. As long as the Company's cash flow from operations remains insufficient to completely fund its operations, it will continue depleting its financial resources and seeking additional capital through equity and/or debt financing.

Management estimates that its cash on hand at November 30, 2003, plus $261,000 in net proceeds received in December 2003 from the issuance of 18% promissory notes plus its projected cash to be provided by changes in operating assets and liabilities, will be sufficient to fund its projected use of cash for operating activities for the three months ending February 29, 2004. Although the Company engaged Newbridge Securities Corporation as its investment banker on November 4, 2003 to pursue various funding alternatives, it presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If it cannot obtain funds when required, it may be forced to modify its business plan and curtail or cease its expansion and development plans. Further, such subsequent equity financing(s) will cause existing shareholders to be diluted and the issuance of any additional debt securities may contain restrictive covenants that may have an adverse affect on its operations and encumber its assets.

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

(b) Changes in internal controls

Subsequent to November 30, 2003 through the date of filing this Form 10-QSB, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2004, the Company was named as one of a number of defendants in a lawsuit filed in the U.S. District Court for the Southern District of New York (Sobek et al v. Quattrochi et al, Case No. 03CV10219) by a Company stockholder who purportedly acquired shares of the Company from another Company stockholder in May 2002 and received additional shares as collateral from the selling stockholder. Following the transaction, the selling stockholder induced the Company's transfer agent to issue it replacement shares for the shares allegedly provided to the plaintiff as collateral. Management believes that the claim is without merit as it pertains to the Company, and will file responsive pleadings in the near future.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2003, the Company issued and/or granted various types of its securities to vendors, employees, consultants and investors. The proceeds from the sales of securities were used to fund the Company's operating loss and, to a limited extent, to purchase certain fixed assets.

The Company issued 361,008 shares of its common stock to vendors, employees and consultants and recorded the shares at their fair market value of $228,524.

The Company sold 1,061,900 shares of common stock to non-United States residents for $660,765 less offering costs and agent discounts of $396,459 netting $264,306. This transaction was exempt from registration under Regulation S of the Securities Act of 1933.

The Company issued 5,700,000 shares of its common stock in exchange for 100,000 shares of its Series X convertible preferred stock and an additional 2,143,000 of its common shares pursuant to agreements providing for anti-dilution with respect to any issuances of its common stock to the holders of the Series X convertible preferred stock.

The Company sold 35,000 shares of its Series B convertible preferred stock for $175,000 and issued 25,800 shares as repayment of a promissory note and accrued interest thereon. The shares are convertible into 1,216,000 shares of the Company's common stock at $0.25 per common share, are entitled to receive annual dividends of 10% and have preferred registration rights. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933.

The Company granted Newbridge Securities Corporation, pursuant to a twelve-month Business Advisory Agreement, options to purchase up to 500,000 shares of its common stock for $0.01 per share that vest over a five-month period ending on April 2, 2004.

The Company granted Newbridge Securities Corporation, in connection with a twelve-month Business Advisory Agreement, a warrant to purchase up to 500,000 shares of its common stock at prices ranging from $0.54 to $1.29 per share which vest over a five-month period ending on April 2, 2004 and expire on November 4, 2006.

During the three months ended November 30, 2003, the Company granted three-year warrants to employees to purchase 395,200 shares of its common stock at prices ranging from $0.53 to $0.78 per share.

During the three months ended November 30, 2003, the Company granted three-year warrants to vendors and consultants to purchase 244,050 shares of its common stock at prices ranging from $0.46 to $0.58 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 4, 2003, the Company entered into a one-year business advisory agreement with Newbridge Securities Corporation, a member of the National Association of Securities Dealers, to provide the Company with financial advisory and investment banking services. Newbridge's compensation includes $5,000 per month, an option to purchase up to 500,000 shares of the Company's common stock for $0.01 per share and a warrant to acquire up to 500,000 shares of the Company's common stock at exercise prices ranging from $0.54 to $1.29 per share that expires on November 4, 2006.

Douglas F. Gass, one of the three members of the Company's board of directors, tendered his resignation effective November 26, 2003. The Company engaged Mr. Gass on January 1, 2004 as a consultant for a period of 12 months for $1,000 per month and 25,000 shares of common stock.

In January 2004, the Company and the Great Atlantic & Pacific Tea Company, Inc. ("A&P") mutually agreed to terminate their ASP Access and Service Agreement. As of the date of filing this 10QSB, the Company's accounts receivable with A&P was $59,915.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K:  None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January 14, 2004              POWER2SHIP, INC.

                                     /s/ Richard Hersh
                                     Chief Executive Officer

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Richard Hersh, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Power2Ship, Inc.;

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

(b) Evaluated the effectives of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

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



                                     /s/ Richard  Hersh
                                    -------------------------
                                    President,  Chief  Executive Officer


January 14, 2004

EXHIBIT 31.2

SECTION 302 CERTIFICATION

I, Richard Hersh, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Power2Ship, Inc.;

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

(b) Evaluated the effectives of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

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



                                     /s/ Richard  Hersh
                                    -------------------------
                                    President,  Chief  Financial Officer


January 14, 2004

EXHIBIT 32.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Report on Form 10-QSB of Power2Ship, Inc. for the period ended November 30, 2003, I, Richard Hersh, Chairman, Chief Executive Officer, and Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Report on Form 10-QSB for the quarter ended November 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Report on Form 10-QSB for the quarter ended November 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Power2Ship, Inc.

                                          POWER2SHIP, INC.



Dated:  January 14, 2004                   By: /s/  Richard Hersh
                                               -------------------------
                                           Name: Richard  Hersh,  Chairman
                                           Title: Chief  Executive  Officer and
                                                  Chief Financial  Officer