Form 10QSB
period 2004-03-31
POWER2SHIP INC
filed 2004-05-17
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                         Commission File Number 0-25753

                                POWER2SHIP, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                             87-04496677
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


903 CLINT MOORE ROAD, BOCA RATON, FLORIDA                       33487-2802
(Address of principal executive offices)                        (Zip Code)

                                 (561) 998-7557
                (Issuer's telephone number, including area code)

                                     MAY 31
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 14, 2004, the number of outstanding shares of the issuer's common stock was 36,462,525.

     Transitional  Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, March 31, 2004                          3

         Consolidated Statements of Operations, Three and Nine
         Months Ended March 31, 2004 and 2003                                4

         Consolidated Statements of Cash Flows, Nine Months Ended
         March 31, 2004 and 2003                                             5

         Transition Period Ended December 31, 2003:

             Consolidated Balance Sheet, December 31, 2003                   6

             Consolidated Statement of Operations, One Month Period Ended
             December 31, 2003                                               7

             Consolidated Statement of Cash Flows, One Month Period Ended
             December 31, 2003                                               8

         Transition Period Ended June 30, 2003:

             Consolidated Balance Sheet, June 30, 2003                       9

             Consolidated Statement of Operations, One Month Period Ended
             June 30, 2003                                                  10

             Consolidated Statement of Cash Flows, One Month Period Ended
             June 30, 2003                                                  11

         Selected Notes to Consolidated Financial Statements for the
         Quarterly Period Ended March 31, 2004                              12

Item 2.  Management's Discussion and Analysis or Plan of Operation          19

Item 3.  Controls and Procedures                                            22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23

Item 2.  Changes in Securities                                              23

Item 3.  Defaults Upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                   24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                       $    524,527
   Receivables, net of allowance of $7,367                               89,857
   Prepaid insurance                                                     12,751
                                                                   -------------
        Total current assets                                            627,135

Furniture and equipment                                                 226,380
     Less: Accumulated depreciation                                     (61,584)
                                                                   -------------
        Net furniture and equipment                                     164,796


Deferred financing costs                                                350,511
Restricted cash for interest on debentures                               95,261
Other assets                                                            190,869
                                                                   -------------

Total assets                                                       $  1,428,572
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                      $     60,000

   Accounts payable and accrued expenses                                256,639
                                                                   -------------

       Total current liabilities                                        316,639
                                                                   -------------

Long term debt:
Long term notes payable                                                  35,000
Convertible notes payable                                             1,502,000
Convertible note payable to related party                               115,000

Stockholders' deficit:
Preferred stock, $.001 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.001 par value, 200,000
      shares authorized; 198,000  shares issued and outstanding             198
   Series C convertible preferred stock, $.001 par value, 10,000
      shares authorized; 10,832 shares issued and outstanding                11
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding               87
Common stock, $.001 par value, 100,000,000 shares authorized;
  36,417,525 shares issued and outstanding                               36,418
Deferred compensation                                                  (173,675)
Additional paid-in capital                                           11,135,168
Accumulated deficit                                                 (11,538,274)
                                                                   -------------

       Total stockholders' deficit                                     (540,067)
                                                                   -------------

Total liabilities & stockholders' deficit                          $  1,428,572
                                                                   =============

                             See accompanying notes


                                      POWER2SHIP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                      Three months ended March 31, Nine months ended March 31,
                                                           2004          2003          2004          2003
                                                       ------------  ------------  ------------  ------------
Revenue:
Access services                                        $    86,935   $         -   $   290,012   $    18,065
Freight transportation                                     409,518       215,511     1,052,326       329,243
Implementation services                                          -       141,320        23,925       448,995
                                                       ------------  ------------  ------------  ------------

       Total revenue                                       496,453       356,831     1,366,263       796,303

Operating expenses:
   Freight transportation                                  375,377       202,572       928,425       305,900
   Selling, general and administrative:
        Salaries, benefits and consulting fees             544,931       176,332     1,384,726       434,131
        Common stock and options issued for services       548,194       442,871     1,045,675       460,871
        Other selling, general and administrative          208,779       281,170       768,520       294,756
                                                       ------------  ------------  ------------  ------------

       Total operating expenses                          1,677,281     1,102,945     4,127,346     1,495,658
                                                       ------------  ------------  ------------  ------------

       Loss from operations                             (1,180,828)     (746,114)   (2,761,083)     (699,355)
                                                       ------------  ------------  ------------  ------------

Other income (expense):
   Litigation Settlement                                         -             -       (27,968)            -
   Interest income                                             183           273           846           775
   Interest expense                                        (56,935)      (37,356)     (246,576)     (107,466)
   Other income                                                  -        14,040             -        15,440
                                                       ------------  ------------  ------------  ------------

       Total other income (expense)                        (56,752)      (23,043)     (273,698)      (91,251)
                                                       ------------  ------------  ------------  ------------

Net loss                                               $(1,237,580)  $  (769,157)  $(3,034,781)  $  (790,606)
Less: Preferred stock dividend                                   -             -    (1,262,472)            -
                                                       ------------  ------------  ------------  ------------

Loss available to common shareholders                  $(1,237,580)     (769,157)  $(4,297,253)     (790,606)
                                                       ============  ============  ============  ============


Loss per share-basic and diluted                       $     (0.03)  $     (0.03)  $     (0.14)  $     (0.03)
                                                       ============  ============  ============  ============

Weighted average shares outstanding
      - basic and diluted                               36,558,571    24,397,595    31,778,682    24,211,381
                                                       ============  ============  ============  ============


                             See accompanying notes


                                POWER2SHIP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                      Nine months ended March 31,
                                                                            2004         2003
                                                                        ------------  ----------
Cash flows from operating activities:
   Net loss                                                             $(3,034,781)  $(790,606)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                         26,440       3,378
        Issuance of stock options and warrants
          for services, compensation and conversion                         498,988      75,316
        Issuance of stock for services                                      546,687     397,555
        Changes in operating assets and liabilities:
            Decrease (increase) in receivables                              284,275    (305,556)
            Decrease (increase) in prepaid insurance                         17,068     (10,410)
            Increase in other assets                                       (108,000)    (10,000)
            Increase in deferred compensation                                34,735           -
            Increase (decrease) in accounts payable & accrued expenses      (17,216)     88,756
                                                                        ------------  ----------

               Net cash used in operating activities                     (1,751,804)   (551,567)
                                                                        ------------  ----------

Cash flows from investing activities:
   Purchases of property and equipment                                      (58,054)    (72,279)
                                                                        ------------  ----------

               Net cash used in investing activities                        (58,054)    (72,279)
                                                                        ------------  ----------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $269,071
     and $0, respectively                                                 1,257,929     217,000
   Repayments of promissory notes                                          (385,000)    (21,000)
   Proceeds from sale of preferred stock net of costs of $30,000
     and $0, respectively                                                 1,110,960     195,720
   Proceeds from sale of common stock net of costs of $430,767
     and $0, respectively                                                   287,178     400,000
                                                                        ------------  ----------

               Net cash provided by financing activities                  2,271,067     791,720
                                                                        ------------  ----------

               Net increase in cash and cash equivalents                    461,209     167,874

Cash and cash equivalents, beginning of period                               63,318       2,990
                                                                        ------------  ----------

Cash and cash equivalents, end of period                                $   524,527   $ 170,864
                                                                        ============  ==========


                             See accompanying notes


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  ONE MONTH TRANSITION PERIOD DECEMBER 31, 2003
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                       $    313,165
   Accounts receivable, net of allowance of $7,367                      156,342
   Prepaid insurance                                                     10,572
                                                                   -------------
        Total current assets                                            480,079

Furniture and equipment                                                 203,643
     Less: Accumulated depreciation                                     (52,486)
                                                                   -------------
        Net furniture and equipment                                     151,157

Other assets                                                            190,869
                                                                   -------------
Total Assets                                                       $    822,105
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                      $    350,000
   Accounts payable and accrued expenses                                185,347

       Total current liabilities                                        535,347
                                                                   -------------

Long term debt:
Long term notes payable                                                  50,000
Convertible notes payable                                               175,000
Convertible note payable to related party                               115,000

Stockholders' deficit:
Preferred stock, $.001 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.001 par value, 200,000
      shares authorized; 198,000  shares issued and outstanding             198
   Series C convertible preferred stock, $.001 par value, 10,000
      shares authorized; 10,832 shares issued and outstanding                11
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding               87
Common stock, $.001 par value, 100,000,000 shares authorized;
  36,990,776 shares issued and outstanding                               36,991
Additional paid-in capital                                           10,210,166
Accumulated deficit                                                 (10,300,695)
                                                                   -------------

       Total stockholders' deficit                                      (53,242)
                                                                   -------------

Total liabilities & stockholders' deficit                          $     822,105
                                                                   =============


                             See accompanying notes


                POWER2SHIP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
       ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003
                           (UNAUDITED)



Revenue:
Access services                                        $    35,000
Freight transportation                                     123,155
                                                       ------------

       Total revenue                                       158,155

Operating expenses:
   Freight transportation                                  110,120
   Selling, general and administrative:
        Salaries, benefits and consulting fees             178,921
        Common stock and options issued for services       (36,000)
        Other selling, general and administrative           90,351
                                                       ------------

       Total operating expenses                            343,392
                                                       ------------

       Loss from operations                               (185,237)
                                                       ------------

Other income (expense):
   Interest income                                             161
   Interest expense                                       (100,043)
                                                       ------------

       Total other expense                                 (99,882)
                                                       ------------

Net loss                                               $  (285,119)
Less: Preferred stock dividend                             (14,472)
                                                       ------------

Loss available to common shareholders                  $  (299,591)
                                                       ============


Loss per share-basic and diluted                       $     (0.01)
                                                       ============

Weighted average shares outstanding
      - basic and diluted                               36,990,776
                                                       ============


                             See accompanying notes


                   POWER2SHIP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
          ONE MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2003
                              (UNAUDITED)


Cash flows from operating activities:
   Net loss                                                         $(285,119)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                    2,961
        Issuance of stock for services                                 37,710
        Changes in operating assets and liabilities:
            Increase in receivables                                   (35,655)
            Decrease in prepaid insurance                               3,207
            Increase in other assets                                  (60,000)
            Increase in accounts payable & accrued expenses             3,285
                                                                    ----------

               Net cash used in operating activities                 (333,611)
                                                                    ----------

Cash flows from investing activities:
   Purchases of property and equipment                                 (5,617)
                                                                    ----------

               Net cash used in investing activities                   (5,617)
                                                                    ----------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                         290,000
   Repayments of promissory notes                                      (5,000)
   Proceeds from sale of preferred stock                               21,960
   Proceeds from sale of common stock net of costs of $5,220           11,102
                                                                    ----------

               Net cash provided by financing activities              318,062
                                                                    ----------

               Net decrease in cash and cash equivalents              (21,166)

Cash and cash equivalents, beginning of period                        334,331
                                                                    ----------

Cash and cash equivalents, end of period                            $ 313,165
                                                                    ==========


                             See accompanying notes


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    ONE MONTH TRANSITION PERIOD JUNE 30, 2003
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                       $    63,318
   Accounts receivable, net of allowance of $7,367                     374,132
   Prepaid insurance                                                    29,819
                                                                   ------------
        Total current assets                                           467,269

Furniture and equipment                                                168,326
     Less: Accumulated depreciation                                    (35,144)
                                                                   ------------
        Net furniture and equipment                                    133,182

Other assets                                                            70,979
                                                                   ------------
Total Assets                                                       $   671,430
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                      $   368,000
   Accounts payable and accrued expenses                               282,965
                                                                   ------------

       Total current liabilities                                       650,965

Long term debt:
Convertible notes payable                                              175,000
Convertible note payable to related party                              135,000

Stockholders' deficit:
Preferred stock, $.001 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.001 par value, 200,000
      shares authorized; 9,000  shares issued and outstanding                9
   Series X convertible preferred stock, $.001 par value, 100,000
      shares authorized; 100,000  shares issued and outstanding            100
   Series Y convertible preferred stock, $.001 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding              87
Common stock, $.001 par value, 100,000,000 shares authorized;
  27,345,184 shares issued and outstanding                              27,345
Additional paid-in capital                                           8,186,417
Accumulated deficit                                                 (8,503,493)
                                                                   ------------

       Total stockholders' deficit                                    (289,535)
                                                                   ------------

Total liabilities & stockholders' deficit                          $   671,430
                                                                   ============

                             See accompanying notes


                POWER2SHIP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
         ONE MONTH TRANSITION PERIOD ENDED JUNE 30, 2003
                           (UNAUDITED)



Revenue:
Access services                                        $    35,000
Freight transportation                                      77,895
                                                       ------------

       Total revenue                                       112,895

Operating expenses:
   Freight transportation                                   39,254
   Selling, general and administrative:
        Salaries, benefits and consulting fees              51,032
        Common stock and options issued for services        23,700
        Other selling, general and administrative          116,274
                                                       ------------

       Total operating expenses                            230,260
                                                       ------------

       Loss from operations                               (117,365)
                                                       ------------

Other income (expense):
   Interest income                                             401
   Interest expense                                        (17,365)
                                                       ------------

       Total other expense                                 (16,964)
                                                       ------------

Net loss                                               $  (134,329)
Less: Preferred stock dividend                             (45,000)
                                                       ------------

Loss available to common shareholders                  $  (179,329)
                                                       ============


Loss per share-basic and diluted                       $     (0.01)
                                                       ============

Weighted average shares outstanding
      - basic and diluted                               27,345,184
                                                       ============


                             See accompanying notes


                 POWER2SHIP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
          ONE MONTH TRANSITION PERIOD ENDED JUNE 30, 2003
                            (UNAUDITED)


Cash flows from operating activities:
   Net loss                                                  $(134,329)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                             1,638
        Issuance of stock options and warrants
          for services, compensation and conversion             16,650
        Issuance of stock for services                         190,700
        Changes in operating assets and liabilities:
            Increase in receivables                            (57,171)
            Decrease in prepaid insurance                        3,207
            Decrease in other assets                           (39,500)
            Decrease in accounts payable & accrued expenses    (78,611)
                                                             ----------

               Net cash used in operating activities           (97,416)
                                                             ----------

Cash flows from investing activities:
   Purchases of property and equipment                          (2,666)
                                                             ----------

               Net cash used in investing activities            (2,666)
                                                             ----------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                  100,000
   Proceeds from sale of preferred stock                        45,000
                                                             ----------

               Net cash provided by financing activities       145,000
                                                             ----------

               Net increase in cash and cash equivalents        44,918

Cash and cash equivalents, beginning of period                  18,400
                                                             ----------

Cash and cash equivalents, end of period                     $  63,318
                                                             ==========


                             See accompanying notes

                        POWER2SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

ORGANIZATION
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary and is currently its sole operating entity. The Company is an application service provider (ASP) that offers an information and communication system to the freight transportation industry. This system, called the P2S MobileMarket(TM), has the capability of collecting, processing, storing and displaying the location and other critical information related to transportation assets along with the freight on board these assets. This information, which instantly becomes accessible through the Company's password-protected website, enables users to make better-informed, cost-effective logistics decisions. The Company's management believes that the P2S MobileMarket(TM) assists small and medium-sized trucking companies, particularly those with less than 30 trucks, to compete more effectively with larger carriers by improving their management and utilization of transportation assets. Also, management believes its system helps companies that need freight transported to or from their facilities to reduce their transportation, warehousing and inventory carrying costs.

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

Subsequent to the filing of the Company's prior 10-QSB for the period ended November 30, 2003, the Company's board of directors authorized a change in the Company's fiscal year from May 31 to June 30 in order to align the Company's quarterly reporting obligations with calendar quarters, resulting in a more traditional reporting pattern and thereby reducing potential confusion in the marketplace. As a result, in addition to the customary presentation of the Company's consolidated financial statements, this Form 10-QSB includes consolidated financial statements for the transition periods associated with the changed fiscal year which are the one month periods ended December 31, 2003 and June 30, 2003.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended June 30, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year-ended May 31, 2003.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2004 and 2003, the Company incurred losses from operations of $2,761,083 and $699,355, respectively and had negative cash flows from operations of $1,751,804 and $551,567, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At March 31, 2004, the Company had no assets which were considered to be impaired.

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

CONCENTRATIONS OF CREDIT RISK
-----------------------------
Financial assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investments.
The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. At March 31, 2004, the Company's cash balances exceeded the insured limits by $348,909. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at March 31, 2004. Two customers accounted for 77% of the Company's accounts receivable at March 31, 2004. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

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

NOTE 3 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On March 9 and March 31, 2004, the Company issued $1,157,000 and $170,000, respectively, of its Series A Convertible Debentures to 23 accredited investors and paid commissions and expenses of $173,810 that were accounted for as deferred financing costs to be amortized over the terms of the Debentures. The Debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The Debentures may be converted by the holders at any time into common stock at a conversion price equal to the lesser of $.80 per share or 90% of the average closing bid price of the common stock for the ten trading days immediately preceding the date that a registration statement registering the shares of common stock underlying the Debentures becomes effective. The Company may redeem the Debentures, with fifteen days notice at any time, by paying a premium of up to 20% of their original purchase price in a combination of cash and common stock. For the nine and three months ended March 31, 2004, the accrued interest on the Debentures was $9,618 and amortization of deferred financing costs was $4,466. The Company has provided the Debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal

In December 2003 and January 2004, the Company issued a total of $340,000 of 18% short-term promissory notes to six individuals, paid commissions associated with the placement of such notes of $34,000 and issued the lenders a total of 185,458 shares of the Company's restricted common stock valued at $81,383. Interest expense for the nine months ended March 31, 2004 on the notes was $14,790. The total of commissions, value of the common stock and interest of $130,173 was recorded as interest expense for the nine months ended March 31, 2004. The notes were repaid on March 9, 2004. Several of these lenders chose to invest a total of $150,000 of the proceeds from the repayment of their notes into the Company's Series A convertible debentures.

On July 15, 2003, the Company issued a promissory note in the amount of $170,000 for licenses to use certain logistics software. The note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. If all the aforementioned payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 balance remaining of the note will be waived. At March 31, 2004, the outstanding balance on the note was $95,000 of which $35,000 was accounted for as long term notes payable and $60,000 as notes payable - short term.

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

NOTE 4 - STOCKHOLDERS' EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------
During the nine months ended March 31, 2004, the Company sold 172,800 shares of its Series B convertible preferred stock for $864,000 and issued 25,800 shares as repayment of a promissory note and accrued interest thereon (see Note 3). The shares are convertible into the Company's common stock at $0.25 per share, are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. The value of this beneficial conversion feature in the amount of $816,000 was recognized as preferred dividends. This offering has been completed.

SERIES C CONVERTIBLE PREFERRED STOCK
------------------------------------
During the nine months ended March 31, 2004, the Company sold 10,832 shares of its Series C convertible preferred stock for $324,960 less commissions of $30,000. These shares are convertible into 1,083,200 shares of the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10%, include warrants to purchase 541,600 shares of common stock at $1.00 per share for a period of three years and have preferred registration rights. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933. The conversion provision for these securities represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.30 from the market price of the common stock on the date the preferred shares were issued. The value of this beneficial conversion feature in the amount of $317,742 was recognized as preferred dividends.

SERIES X CONVERTIBLE PREFERRED STOCK
------------------------------------
During the nine months ended March 31, 2004, the Company issued 5,700,000 shares of common stock in exchange for its 100,000 shares of Series X convertible preferred stock.

COMMON STOCK
------------
During the nine months ended March 31, 2004, the Company:

- granted 1,280,666 shares of common stock to vendors, employees, lenders and consultants and recorded the shares at their fair market value of $667,464 at an average price of $.52 per share.

- sold 1,143,400 shares of common stock to individual investors residing outside of the United States for $717,945 less offering costs and discounts of $430,767 netting $287,178.

- issued 887,475 shares of common stock pursuant to anti-dilution agreements with respect to the issuance of common stock to the holders of the Company's Series X convertible preferred stock. This figure restates the 2,143,000 common shares reported as being issued related to anti-dilution provisions in the Company's 10-QSB for the period ended November 30, 2003 and resulted in a $1,256 decrease in common stock par value; and

- issued 60,800 shares of common stock pursuant to a settlement agreement with a former consulting company and recorded the shares at the fair market value of $27,968.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:



                                                           Nine months ended March 31,
                                                          ------------------------------
                                                               2004           2003
                                                          ------------  ----------------
Loss available to common shareholders:      As reported   $(4,297,253)   $(790,606)
                                                          ============  ================

                                            Pro forma     $(4,471,106)   $(907,123)
                                                          ============  ================

Loss per share, basic and diluted:          As reported   $(0.14)        $(0.03)
                                                          ============  ================

                                            Pro forma     $(0.14)        $(0.04)
                                                          ============  ================


For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                  2004         2003
                                                 -----        -----

Dividend yield                                    None         None
Expected volatility factor                      0 - 58 %        0%
Approximate risk free interest rates              3%            3%
Expected lives, in years                         1-30         3 - 5

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

STOCK OPTIONS
-------------
In November 2003, in connection with a twelve-month Business Advisory Agreement, the Company granted Newbridge Securities Corporation an option to purchase 500,000 shares of its common stock at a price of $.01 per share.

In December 2003, the Company granted options to purchase 71,500 of common stock to certain employees and directors of the Company. The options expire in three to five years from the grant date. The options are exercisable at prices ranging from $.40 to $.52 per share which were the fair values of the common stock at the respective grant dates. Accordingly, under APB 25, no compensation was recognized.

A summary of the stock option activity for the nine months ended March 31, 2004 is as follows:


                                               Weighted
                                               Average
                                               Exercise     Number     Exercise Price
                                                Price     of Options     Per Option
                                             ---------    -----------   --------------
Outstanding options at June 30, 2003           $0.40       14,486,679    $0.38 - $1.01
Granted                                        $0.06          571,500    $0.01 - $.052
Expired                                        $0.75          (29,793)           $0.75
                                                          ------------

Outstanding options at March 31, 2004          $0.39       15,028,386    $0.01 - $1.01
                                                          ============

Exercisable options at March 31, 2004          $0.38       13,195,428    $0.01 - $0.75
                                                          ============


The following table summarizes information concerning stock options outstanding at March 31, 2004.


                                                 Weighted         Weighted
                                                 average          average
                        Number of Options      remaining          exercise
Range of Exercise Price   Outstanding        life in years         price
------------------------  -----------        -------------         ------

0.01 - 0.40               13,520,610              3.25             $ 0.36
0.50 - 0.75                1,207,776              1.57             $ 0.55
1.01                         300,000              3.54             $ 1.01
                          -----------
                         15,028,386
                          ===========


WARRANTS
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option model. During the nine months ended March 31, 2004, the Company granted the warrants to purchase shares of the Company's common stock as follows:

- 541,600 shares at $1.00 per share of which 500,000 expire on July 14, 2006 and 41,600 expire on December 8, 2006 to the investors in the Company's of Series C convertible preferred stock and 100,000 shares at $2.00 per share that expire on July 14, 2006 to the sales agent responsible for the private placement;

- 500,000 shares at prices ranging from $0.54 to $1.29 per share which expire on November 4, 2006 to a consulting company providing the Company with various financial services for a period of one year;

- 395,200 shares at prices ranging from $0.53 to $0.78 per share which expire three years from their grant dates to various employees; and

- 244,050 shares at prices ranging from $0.46 to $0.58 per share which expire three years from the date granted to vendors and consultants.

- 600,000 shares at $0.75 per share which expire on March 31, 2007 to a consulting company providing the Company with financial services for a period of one year;

- 723,125 shares at prices ranging from $0.45 to $0.80 per share which expire on March 9, 2007 to the placement agent for the Series A Convertible Debentures

- 106,250 shares at prices ranging from $0.45 to $0.80 per share which expire on March 31, 2007 to the placement agent for the Series A Convertible Debentures

- 578,500 shares at $0.45 per share which expire on March 9, 2007 to the holders of the Company's Series A Convertible Debentures

- 85,000 shares at $0.45 per share which expire on March 31, 2007 to the holders of the Company's Series A Convertible Debentures

A summary of the warrant activity for the nine months ended March 31, 2004 is as follows:



                                           Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price      Warrants      Per Warrant
                                          --------    -----------   --------------
Outstanding warrants at June 30, 2003      $0.56        4,053,904    $0.75 - $2.00
Granted                                    $0.72        3,873,725    $0.45 - $2.00
Expired                                    $0.56         (454,089)   $0.75 - $1.51
                                                      ------------

Outstanding warrants at March 31, 2004     $0.77        7,473,540    $0.45 - $2.00
                                                      ============

Exercisable warrants at March 31, 2004     $1.56        6,923,540    $0.45 - $2.00
                                                      ============



The following table summarizes information concerning warrants outstanding at March 31, 2004.




                                                      Weighted          Weighted
                                                       average          average
                                                      remaining         exercise
Range of Exercise Price   Number of Warrants        life in years        price
------------------------  ------------------        -------------        ------
0.45  -  0.80                     6,155,255              2.10          $ 0.67
1.00  -  1.30                     1,050,769              2.00          $ 1.07
1.50  -  2.00                       267,516              1.34          $ 1.81
                          ------------------
                                  7,473,540
                          =================


NOTE 5 - SUBSEQUENT EVENTS

On April 30, 2004, the Company issued $420,000 of its Series A Convertible Debentures to 15 accredited investors and paid commissions and expenses of $54,600 that was accounted for as deferred financing costs to be amortized over the terms of the Debentures. See Note 3 of these financial statements for a further description of these debentures.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this quarterly report.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including the discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contain certain "forward-looking statements." These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to obtain sufficient carrier capacity at competitive rates to transport freight, our ability to retain shippers willing to have us move their freight, the risks associated with litigation and insurance coverage, the impacts of war on the economy, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties.

CRITICAL  ACCOUNTING  POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, management evaluates these estimates, including those related to inventories, depreciation, amortization, asset valuation allowances, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

Revenue Recognition. Revenue consists of the total dollar value of goods and services purchased from us by our customers. We recognize revenue as these services are rendered and goods are delivered. Upon delivery, the receiver of the goods acknowledges their receipt by signing a bill of lading and our collection of receivables is reasonably assured. Emerging Issues Task Force Issue No, 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" establishes the criteria for recognizing revenue on a gross versus net basis. We record nearly all transactions in our freight brokerage business at the gross amount we charge our customers for our goods and services. In these transactions, we are the primary obligor, we have all credit risk, and we perform a portion of the service ordered by our customers. Revenue from access fees is recognized in the month that access to the P2S MobileMarket(TM) is provided to customers. Revenue from implementation services, pursuant to software development or similar contracts, typically is recognized on the percentage of completion method unless otherwise specified in the contract.

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

The Company also offers trucking companies the opportunity to lease or purchase its proprietary wireless tracking and communication devices that automatically track their trucks, communicate this location information to the P2S MobileMarket(TM) and enable two-way wireless communication with the truck driver. These devices are a vehicle locator device with a built-in modem that utilizes global positioning system (GPS) technology to track the latitude and longitude of the truck and a handheld personal digital assistant (PDA) that connects to the vehicle locator device.

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

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2003

RESULTS OF OPERATIONS

REVENUE
Total revenue during the nine months ended March 31, 2004 was $1,366,263, an increase of $569,960 or approximately 72%, compared with revenue of $796,303 during the same nine-month period of fiscal year 2003. The revenue increase during the nine months ended March 31, 2004 consisted of the following:

- Freight transportation revenue of $1,052,326 which represented an increase of $723,083 or approximately 220% compared with $329,243 generated during the comparable nine-month period of fiscal year 2003. This increase partially was due to the Company providing a greater amount of freight transportation services to more customers in the 2004 period than in the 2003 period. Also, this increase was due to the Company providing freight transportation services for the entire nine-month period in fiscal year 2004 compared with only approximately the last five months of the comparable 2003 period prior to which the Company was in its development stage.

- Revenue from providing access services of $290,012 which represented an increase of $271,947 or approximately 1505% versus $18,065 generated during the comparable nine-month period of fiscal year 2003. This increase was due to the Company providing access services for more than eight months during the nine-month period ended March 31, 2004 compared with less than one month during the comparable nine-month period in 2003 prior to which the Company was in its development stage.

- Revenue from providing implementation services of $23,925 which represented a decrease of $425,070 or approximately 95% from $448,995 generated during the comparable nine-month period of fiscal year 2003. This decrease occurred as a result of the Company completing substantially all of the work associated with its sole implementation services contract during the nine-month period ended March 31, 2003.

OPERATING EXPENSES
Total operating expenses in the nine months ended March 31, 2004 were $4,127,346, which represented an increase of $2,631,688 or approximately 176% versus operating expenses of $1,495,658 incurred during the nine-month period ended March 31, 2003. This increase was attributed to higher freight transportation costs as a result of the increase in revenue generated from providing freight transportation services as well as to an increase in selling, general and administrative expenses primarily associated with the additional compensation paid to personnel required to implement the Company's business plan.

Freight transportation costs incurred during the nine months ended March 31, 2004 were $928,425 which represented an increase of $622,525 or approximately 204%, versus $305,900 incurred during the comparable nine-month period of fiscal year 2003. This increase partially was due to the costs incurred by the Company in providing a greater amount of freight transportation services to more customers in the 2004 period than in the 2003 period. Also, this increase was due to the Company providing freight transportation services for the nine-month period ended March 31, 2004 versus only approximately the last 5 months of the comparable nine-month period in fiscal year 2003 prior to which the Company was in its development stage.

Selling, general and administrative expenses during the nine months ended March 31, 2004 were $3,198,921 which represented an increase of $2,009,163 or 169%, from $1,189,758 during the comparable nine-month period in fiscal year 2003. Most of this increase was attributed to salaries, fringe benefits and consulting fees of $1,384,726 which represented an increase of $950,595 or approximately 219% from $434,131 during the comparable nine-month period in fiscal year 2003. This increase primarily was due to an increase in the number of people working for the Company from 17 at March 31, 2003 to 27 at March 31, 2004. Also, the compensation level of many of these people, which was below industry average compensation levels in 2003 while the Company was a development stage company, was raised in 2004.

Other categories of selling, general and administrative expenses with notable increases during the nine months ended March 31, 2004 versus the comparable nine-month period in fiscal year 2003 were as follows:

- Professional fees increased by $100,082 or approximately 121% to $183,051 in the nine months ended March 31, 2004 from $82,969 during the same nine-month period during fiscal year 2003. This increase resulted from higher legal and accounting fees related to public reporting requirements, litigation and other matters incurred in the ordinary course of business in the 2004 period compared with the 2003 period.

- Rent expense increased by $71,255 or approximately 310% to $94,278 in the nine months ended March 31, 2004 from $23,023 in the comparable nine-month period in fiscal year 2003 as a result of the Company's move to a much larger facility in Boca Raton, Florida in June 2003 to accommodate its growth in personnel and operations.

- Travel, meals and entertainment expenses increased by $50,339 or approximately 57% to $139,015 in the nine months ended March 31, 2004 from $88,676 in the comparable nine-month period in fiscal year 2003 as a result of additional travel to customers, vendors and potential investors.

- Advertising and marketing expenses, including convention and trade show expenses, increased by $44,698 or approximately 596.0% to $52,198 in the nine months ended March 31, 2004 from $7,500 in the comparable nine-month period in fiscal year 2003 as the Company began participating in conventions and trade shows to introduce its products and services to its target markets during fiscal year 2004. It did not participate in any trade shows in the nine months ended March 31, 2003 as it was in its development stage during that time period.

OTHER EXPENSES
Other expenses increased by $182,447 or approximately 200% to $273,698 in the nine months ended March 31, 2004 from $91,251 in the comparable nine-month period of fiscal year 2003. This increase primarily was attributed to an increase in interest expense of $139,110 or approximately 129% to $246,576 in the nine-month period in fiscal year 2004 versus $107,466 in the comparable nine-month period of fiscal year 2003. Also, the Company incurred litigation settlement expenses of $27,968 in the nine-month period ended March 31, 2004 versus $0 in the comparable nine-month period in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced losses and negative cash flow from operations since its inception. As of March 31, 2004, the Company had an accumulated deficit of $11,538,274, stockholders' deficit of $540,067, cash and cash equivalents of $524,527 and a working capital surplus of $310,496.

During the nine months ended March 31, 2004, the Company's cash balance increased by $461,209. This increase was the result of the Company receiving $2,271,067 from financing activities offset by $1,751,804 used in operating activities and $58,054 used to purchase property and equipment.

Cash flow used in operating activities consisted of the net loss of $3,034,781 offset by $1,045,675 in non-cash compensation of stock, options and warrants issued or granted for services and $210,862 in cash provided by operating assets and liabilities during the nine-month period ended March 31, 2004.

Cash flow provided by financing activities included $1,257,929 in net proceeds from the issuance of Series A convertible debentures and promissory notes, $1,110,960 in net proceeds from the issuance of shares of Series B and Series C preferred stock and $287,178 in net proceeds from the issuance of shares of common stock less $385,000 in repayments of promissory notes during the nine-month period ended March 31, 2004.

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

Management estimates that its cash on hand at March 31, 2004 plus $376,700 in net proceeds received in April 2004 from the issuance of Series A convertible debentures notes will be sufficient to fund its projected use of cash for operating activities until approximately July 1, 2004. The Company presently does not have any commitments for additional capital and there is no assurance that it will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on acceptable terms. If it cannot obtain funds when required, it may be forced to modify its business plan and curtail or cease its expansion and development plans. Further, such subsequent equity financing(s) will cause existing shareholders to be diluted and the issuance of any additional debt securities may contain restrictive covenants that may have an adverse affect on its operations and encumber its assets.

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

(b) Changes in internal controls

Subsequent to March 31, 2004 through the date of filing this Form 10-QSB, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2004, the Company waived service of summons related to a civil action filed in November 2003 in the U.S. District Court for the Southern District of New York (Davimos et al v. Halle et al, Case No. 03CV9199). The Company was named as one of a number of defendants in a complaint by two individuals claiming that in 2000 they each were induced by parties unrelated to the Company into making an investment of $100,000, based on false and misleading information, in an entity that allegedly was controlled by an individual who sold his corporation to the Company in April 2001. Management believes that the claim is without merit as it pertains to the Company and will file responsive pleadings in the near future.

In April 2004, the Company filed a petition in the Supreme Court of the State of New York, County of Kings, (Power2Ship, Inc. v. Flow Capital Advisors, Inc. et al, Index No. 11495/04) against a consulting company formerly engaged by the Company and a former Company director (collectively, the "Respondents") and obtained a temporary order restraining Respondents from transferring or in any manner encumbering any securities of the Company held by them. The former consulting company currently owns 779,155 shares of the Company's common stock and an option to purchase 200,000 shares of the Company's common stock received by it pursuant to two consulting agreements with the Company. The Company alleges that the first consulting agreement represents a wrongful usurping of corporate opportunity by the principal shareholder of the former consulting company and that both consulting agreements were fraudulently obtained through material omissions and misrepresentations made prior to, and after, entering into the consulting agreements. The Company is pursuing these claims through arbitration in Florida under the rules of the American Arbitration Association and has dropped its New York action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2004, the Company issued:

- 205,000 shares of its common stock to vendors and consultants and recorded the shares at their fair market value of $172,125. Inasmuch as these vendors and consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933;

- 27,274 shares of its common stock to a lender in consideration for a $50,000 loan and recorded the shares at their fair market value of $12,273. Inasmuch as this lender was an accredited investor, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transaction was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933;

- $1,327,000 of its Series A convertible debentures to 23 accredited investors and paid commissions and expenses of $173,810 that were accounted for as deferred financing costs to be amortized over the terms of the debentures. This issuance was deemed to be exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The proceeds from the sale of these securities are being used primarily to fund the Company's projected negative cash flow from operations. Further details of this security may be found in note 3 to the consolidated financial statements herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial
     Officer Pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K:

On March 12, 2004, the Company filed a report on Form 8-K containing information under Item 5 (Regulation FD) disclosing that it had completed the initial phase of a private financing of secured convertible debentures. Also, under Item 8 of this report, the Company disclosed that its board of directors had authorized a change in the Company's fiscal year from May 31 to June 30 intended to align the Company's quarterly reporting obligations with calendar quarters, resulting in a more traditional reporting pattern and thereby reducing potential confusion in the marketplace.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 2004
     POWER2SHIP, INC.

By    /s/ Richard Hersh
    -------------------
       Richard Hersh
       Chief Executive Officer

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



                                     /s/ Richard Hersh
                                    -------------------------
                                    Chief Executive Officer


May 17, 2004

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



                                     /s/ Richard Hersh
                                    -------------------------
                                     Chief Financial Officer


May 17, 2004

EXHIBIT 32.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Report on Form 10-QSB of Power2Ship, Inc. for the period ended March 31, 2004, I, Richard Hersh, Chairman, Chief Executive Officer and Chief Financial Officer, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Report on Form 10-QSB for the quarter ended March 31, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Report on Form 10-QSB for the quarter ended March 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Power2Ship, Inc.

                                POWER2SHIP, INC.



Dated: May 17, 2004                      By: /s/  Richard Hersh
                                      -------------------------
                                Name: Richard  Hersh, Chairman
                               Title: Chief  Executive Officer and
                                      Chief Financial Officer