Form 10KSB
period 2004-06-30
POWER2SHIP INC
filed 2004-09-28
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended  June  30,  2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                            For  the  transition  period  from      to
                                                              ------   -------

                            Commission File Number 0-25753


                                POWER2SHIP, INC.
                                ----------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such filing requirements for the past 90 days.  Yes [x]    No [ ]

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.
Yes  [ ]    No  [x]

State  issuer's  revenue  for  its  most  recent  fiscal  year:   $2,091,965

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $12,530,000 as of September 13, 2004.

     State the number of shares outstanding of each of the issuer's classes of common stock equity, as of August 31, 2004: 38,078,146 shares of common stock, par value $.001 per share (the "Common Stock").

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [ ]      No  [x]

                                TABLE OF CONTENTS
                                -----------------

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.                                             2
ITEM 2.   DESCRIPTION OF PROPERTY                                             18
ITEM 3.   LEGAL PROCEEDINGS.                                                  19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
  BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                              20
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULT OF OPERATIONS                                                        24
ITEM 7.   FINANCIAL STATEMENTS.                                               32
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE.                                                       32
ITEM 8A. CONTORLS AND PROCEDURES                                              33
ITEM 8B.   OTHER INFORMATION                                                  33

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                          33
ITEM 10.  EXECUTIVE COMPENSATION                                              36
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  AND RELATED STOCKHOLDER MATTERS.                                            41
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                    42
ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K                             44
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.                            46

     When used in this annual report, the terms the "Company," "Power2Ship," "we," "our," and "us" refers to Power2Ship, Inc., a Nevada corporation and our subsidiary. The information which appears on our web site at www.power2ship.com is not part of this annual report.

           CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

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

                                     PART I

ITEM 1.     DESCRIPTION  OF  BUSINESS

     We are an application service provider (ASP) that offers a highly accessible, Web-based information and communication system for certain segments of the truck transportation industry. We have developed our P2S MobileMarket(TM) system which collects, consolidates, processes and presents real-time, transportation-related data that we believe is valuable to logistics personnel working for shippers and carriers. Our customers are both companies shipping full truckloads of goods to or from their facilities, who we refer to as shippers, and companies transporting this freight, who we refer to as carriers.

THE  TRUCKING  INDUSTRY

     Trucks dominate freight movement in North America. Generally, there are between four and seven separate truck movements required to make a typical finished good. For example, raw materials are transported to component manufacturers, components are shipped to assemblers, assemblers send goods to distributors and distributors transport goods to retailers. Even for imported products, a truck typically is involved at the dock or airport, and for final delivery to the customer.

     The trucking industry has been forced to offer specialized services in an effort to accommodate the demands of different products. For example, some products require refrigeration, others require certain delivery guarantees, others are only shipped in small loads, and yet others require a combination of different freight services.

     We believe that our P2S MobileMarket(TM) will benefit the following segments of the trucking industry:

     - Truckload carriers who use their trucking assets to pick-up and deliver goods only for shippers needing the full capacity of a given truck are the largest and most diverse for-hire segment. These carriers are typically non-union operators that can operate as one driver in the vehicle or they can use driving teams to increase vehicle productivity;

     - Owner-operators, often called independent truckers, who own or lease a single truck or very small fleets. These independents play a vital role in the growth of many carriers who use them to expand operations without adding the fixed costs associated with equipment and drivers; and

     - Less-Than-Truckload (LTL) carriers which, as the name implies, use their trucking assets to pick-up and deliver goods for several shippers on the same trip. Many of these companies are characterized by networks of consolidation centers and satellite terminals. The average haul for national LTL carriers is about 650 miles and for regional LTL carrier approximately is approximately 250 miles.

     Additional carrier segments that could benefit primarily from the real-time tracking feature of our P2S MobileMarket(TM) include:

     - Private fleets operated by medium and large shippers who account for more than 50% of all truck movements and 35% of truckload volume, predominately medium to short haul. The visibility of the moving inventory is of substantial value for this type of movement. These carriers are prime targets for our GPS solution with the modified asset tracking tool.

     - Dedicated contract carriers that are set up and run according to a specific shipper's needs. In addition, they offer other services such as warehousing and logistics planning. The visibility of the moving inventory is also of substantial value for this type of movement. These carriers are also prime targets for our GPS solution with our modified asset tracking tool.

     - Van lines that move household goods, office equipment, trade show and museum displays.

     Freight rates increase as shipping requirements become more specialized. Shipping rates are extremely inconsistent across the different market segments based on supply and demand of transportation assets availability. These price variances, as well as operational inefficiencies, contribute to higher transportation costs and lower profit margins for shippers. Shippers have been forced to look for alternatives to remain competitive. We believe that the trucking industry can respond to this need to lower rates through the implementation of a more efficient shipping and communication system.

     To compete effectively today, we believe that small and medium sized trucking companies must use computer and wireless communication systems to enhance customer service and productivity and attract as well as to enhance their abilities to retain quality drivers and other personnel by providing competitive compensation, fringe benefits and other incentives. We believe that our MobileMarket(TM) will cost-effectively enable carriers to meet these challenges.

THE  P2S  MOBILEMARKET(TM)

     We designed our P2S MobileMarket(TM) to help smaller motor carriers compete more effectively with large carriers, while also providing valuable logistics services to both small and large shippers. This information, accessed through a password-protected portion of our Web site at www.power2ship.com, helps shippers and carriers by enabling them to minimize excess transportation capacity of carriers, execute freight transactions online and easily track the movement of loads and/or trucking assets online.

     The P2S MobileMarket(TM) is a complex data exchange formulated to identify in real-time the current locations of drivers, with tractors and trailers, and their destinations. Rather than just knowing which driver and truck are connected with each shipment, the MobileMarket(TM) determines when and where available capacity will exist. This current and future capacity is captured in our programs and our shipper customers are able to sort capacity data and identify the closest available carrier at the best price. This sorted capacity data is displayed online to the shipper for its selection.

     For this software to function, certain information must be collected and maintained in our MobileMarket(TM). We have built a tool for carriers to use, without charge, which extracts the information required to execute the transactions electronically. This tool, which we refer to as our Asset Management Tool, maintains:

     -    descriptions  of  carriers'  terminal  locations  and  facilities;

     -    driver's  names,  qualification,  work schedule, licenses and permits;

     -    tractor  manufacturer,  model,  type  and  year;

     -    trailer  manufacturer,  model,  type  and  year;

     -    rates  for  transportation  services;  and

     -    lanes  of  transportation  services.

     We believe that this information enables carriers' dispatchers to manage their trucking assets more effectively by tracking these assets, and it also helps them to determine which trucking asset combination is recommended for a given shipment. At the same time, the unused capacity, or future unused capacity, is displayed in the P2S MobileMarket(TM) for our shipper customers to view and select as shipments are input.

     In order to complete the marketplace concept for the shipper side of the transaction, we built a shipping tracking and load input screen into the MobileMarket(TM) which provides shippers with a single place to view the location and status of each load booked, en-route and delivered. This screen also consolidates information collected from all carriers currently being used by our shipper customer and, on posted shipments, displays the names and prices of any carriers with available capacity to move the shipment. We believe our product enables our shipper customers to easily track all of their shipments no matter how many carriers they use, as well as being able to identify those carriers with available capacity closest to their pick-up locations for the lowest prices. Some of the information collected to create the shipment tracking and load input screen includes:

     - shippers' distribution or pick-up locations, including hours of operation, number of docks, and shipping and receiving hours;

     - shippers' preferences/requirements for carriers, such as types of equipment, amount of insurance and historical performance; and

     -    shipper's  payment  methods  and  terms.

     Once this information has been collected from shippers and carriers, our MobileMarket(TM) facilitates the execution of transportation transactions by creating:

     -    scheduled  and  actual  pick-up  and  delivery  times;

     -    electronic  bills  of  lading;

     - alerts upon exception generation which are delays in scheduled pick-ups or deliveries;

     -    real-time  asset/shipment  locations;  and

     -    electronic  versions  of receiver's signatures upon shipment delivery.

     In addition, we also offer three year contracts to carriers, with a monthly fee of $79 per truck, providing the carrier with wireless access to the P2S MobileMarket(TM) and customer support. Our mobile device consists of a vehicle locator device (GPS) and a handheld personal digital assistant (PDA). The GPS is easily installed in the truck's cab and connected to the truck's battery for power. It uses global positioning system technology to determine specific latitude and longitude coordinates. Next, an internal modem in the GPS wirelessly transmits the location data to the nearest cellular tower. This data is then sent over a terrestrial network to reach the Internet and transmitted to the P2S MobileMarket(TM). The PDA contains our proprietary software that enables communication of location and other transportation-related information between drivers and the P2S MobileMarket(TM) when connected to the GPS. We have negotiated agreements to provide wireless connectivity to carriers at very competitive rates with T-Mobile.

     We charge the shippers who use our P2S MobileMarket(TM) primarily based upon their actual usage of the system without requiring them to purchase any software or hardware. Carriers who use our system have unlimited access and use of the system for free, although they may choose to purchase vehicle locator and communication devices offered by us to enhance the benefits they derive from the system.

     Some of the benefits that we believe shippers may derive from using the P2S MobileMarket(TM) include:

     - a single, consolidated online page listing any carriers meeting their pre-defined load, performance and pricing requirements having excess capacity (equipment) to move their loads;

     - online access to carriers' profiles and historical performance information prior to selecting the desired carriers;

     - reduces the time spent searching for carriers thus enabling logistics personnel to concentrate on other transportation tasks;

     - frequently updated location information of inbound loads and, if the shippers have a captive fleet, outbound loads thus enabling shippers to more accurately schedule advertising campaigns, warehouse personnel, etc.;

     - receive automatic notification and alerts of probable delivery delays providing more time to develop and implement contingent plans;

     - electronic bill of lading and exception management tools permit exact settlements, significantly improving relations with vendors and carriers;

     - customized management reporting utilizing historical data is available for an additional charge;

     -    custom  development of interfaces to legacy systems of large shippers;
          and

     - access to logistics experts that will use third-party software to analyze historical data and recommend supply chain optimization strategies.

     Some of the benefits that we believe carriers may derive from using the P2S MobileMarket(TM) include:

     - free use of an online asset management tool to set-up, store, update and track their trucking assets, such as tractors, trailers and drivers, and provide trucking asset utilization reports;

     - frequently updated location information available to constantly track trucking assets;

     - receive automatic notification and alerts to pro-actively address possible delays and problems;

     - loads offered to qualified carriers with excess capacity without freight brokerage fee or sales commission;

     - we pay carriers and assume responsibility for collecting payment from shippers;

     -    accelerated  payment  options;

     - damaged or improper quantities of goods reported to all parties resulting in faster resolution; and

     - access to historical transaction data for reporting and performance metrics.

     We are also collaborating with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are collaborating to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that may be part of any comprehensive security system. Examples of these technologies include radio-frequency identification (RFID) tags fastened to the outside of containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and the ability to alert a truck's owner or authorities if a vehicle deviates from its designated route. There can be no assurances, however, that we will enter into any agreements with the companies we are in discussions with or that we will ever generate any significant revenues.

HOW  WE  GENERATE  REVENUE

     Our  sources  of  revenue  may  include:

     - transaction processing fees that are added to the freight rates supplied by carriers to establish the prices for shippers using the P2S MobileMarket(TM) to find carriers for their loads;

     - monthly subscription fees charged to shippers for unlimited access to the P2S MobileMarket(TM). As of August 31, 2004, however, we have not charged subscription fees to any of our shipper customers. We plan to charge monthly subscription fees beginning in 2005.

     - monthly access/service fees charged to carriers who uses our vehicle locator and communication devices. As of August 31, 2004, however, no carriers have subscribed for these monthly access/service fees.

     - software development fees charged to large shippers requiring custom interfaces to be developed to extract critical information from their existing systems.

     - virtual private network (VPN) fees charged to shippers requiring data encryption and other extra security measures for their data. VPN fees are incorporated in contracts prepared for each shipper and are to be based on a number of variables including the volume of data being transmitted, the distance the data must travel and the amount of bandwidth required.

     - logistics optimization fees charged to shippers seeking to identify and implement strategies to improve the efficiency of their supply chain. In order to support this service we will use sophisticated logistics optimization software to analyze the historical information collected for a particular shipper, identify embedded trends of activity, and recommend methods of improving complete supply chain strategies for them. This service will become available to all shippers once they have sufficient historical information collected in the P2S MobileMarket(TM).

SUPPORT  FOR  OUR  P2S  MOBILEMARKET(TM)

     In September 2002, we entered into a three year agreement with BellSouth Corporation to provide a comprehensive communications solution for the P2S MobileMarket(TM) at BellSouth's highly secure-business center in Miami, Florida. In August 2003, International Business Machines Corp. (IBM) assumed BellSouth's obligations under this agreement to provide us with dedicated hosting and support services to us at this facility. Our production web server, which houses all of our front-end web pages or application interfaces, and our production database server, which houses all of the back-end database functionality and information, are backed-up daily and two months of backup tapes are stored by IBM at their location.

     In the second quarter of 2003, we entered into a non-exclusive distributor agreement with a developer and marketer of GPS locator devices. Under the terms of this agreement we have the right to license and distribute these products to our customers located in North America. This company has agreed to a special pricing arrangement that is based upon quantities ordered, a monthly license fee of $15.00 per device and 10% of any activation commission we receive as a result of activation of the devices on wireless networks. These costs are factored into the 36 month access/service contracts which we enter into with carriers described above. We are obligated to make these monthly licensing fees per device to the company even if our customer is not paying our monthly fees. The agreement provides for termination by either party under certain circumstances, and upon the expiration of the initial three-year term is renewable for successive one-year terms upon the consent of the parties.

KEY  CUSTOMERS

     All of our revenue for the fiscal year ended May 31, 2003 was derived from two customers, The Great Atlantic & Pacific Tea Company and Tire Kingdom, which represented approximately 53% and 47%, respectively of our revenue. For the fiscal year ended June 30, 2004, Tire Kingdom represented approximately 64% of our revenue and The Great Atlantic & Pacific Tea Company represented approximately 15% of our revenue. Nearly all of the revenue from The Great Atlantic & Pacific Tea Company was derived under the terms of a license and customization agreement which was terminated in January 2004 and does not represent recurring revenues to us.

SALES,  MARKETING  AND  STRATEGIC  RELATIONSHIPS

     We market our products and services to both shippers and carriers. Our sales and marketing efforts to expand our carrier base are focused on small to mid-sized carriers. We use a combination of direct sales calls and trade show appearances to market our products and services. Our in-house sales organization is currently comprised of three individuals and supported by an implementation manager. We anticipate expanding this organization as our business increases, and we do not anticipate that we will have any difficulty in locating experienced personnel to fill any new sales and marketing positions we may create in the future.

     In June 2004 we engaged Palm Beach Media Associates, Inc. to market our P2S MobileMarket(TM). Palm Beach Media Associates has assisted us in preparing marketing materials including several PowerPoint presentations, print collateral materials, hats and signage. We have begun running print advertising in The Trucker Magazine, magazine which serves the trucking market including for-hire carriers, over the road drivers, owners/operators and other trucking management and which has a qualified circulation of approximately 181,000, Transportation Topics, a magazine serving regulated haulers for hire and private carriers and which has a qualified circulation of approximately 127,000, and Logistics Today, a magazine serving business responsible for logistics and the procurement of transportation services and which has a qualified circulation of approximately 77,000. In August 2004 we began a three month Internet marketing campaign which is a marketing mix of web banners and email blasts on www.eyefortransport.com.
                                                        -----------------------
In September 2004 we are scheduled to complete our Carrier Welcome Package which is a comprehensive user guide of our products and services that will be distributed to new carrier members.

     In June 2003 we entered into a strategic alliance with ARL, Inc. ARL, which does business under the name of American Road Line, is a freight brokerage service provided to motor carriers which was established in 1978. Over the years, it has grown from a small, family-owned trucking company into a large competitor with 80 agents nationwide and it maintains a large owner/operator and fleet owner base of equipment. ARL also has a brokerage division that has a carrier base of over 7,000 carriers. Under the terms of our strategic alliance with ARL we have agreed to identify and introduce owner-operators and fleet operators to ARL who may want to sign up with ARL. Any of these new owner-operators and fleet operators who sign up with ARL will become our member-carriers and will be required to install our wireless products in their trucks which electronically provide GPS and PDA information to the
                               -------
MobileMarket(TM).

     In September 2003 we entered into an oral agreement with Driver and Equipment Placement Services, a re-marketer of used transportation tractors for multiple financial institutions, to promote our MobileMarket(TM) to owner-operator customers as a tool for them to increase their profitability.

     In September 2003 we formed a strategic alliance with Zethcon Corporation to co-market our track and trace ASP solution, which is part of our ASP software that provides real-time visibility of in-transit inventory. Zethcon Corporation develops and markets warehouse management system and order management system solutions specifically tailored to third party logistics providers and manufacturers with extensive fulfillment requirements. Currently, Zethcon's customers have web-based, real time visibility of the movement of their goods within their "four walls." Our track and trace ASP solution adds real time visibility of shipments after they leave the warehouse. We have agreed to develop the interface between Zethcon's warehouse management system and our ASP software.

     In October 2003 we entered into an agreement with Comdata Corporation(R) which allows us to use the Comdata Express Cash system to settle with our carrier customers. This arrangement allows our carrier customers to access funds from freight transactions processed through the P2S MobileMarket(TM) with a private label Power2Ship Comdata card. Our carriers are able to withdraw funds transferred to them from us at no additional costs with the Comchek(R) convenience card at all locations that support the Comdata Network, or have funds direct deposited to their bank accounts. Our carrier customers can also access their funds from over 400,000 Cirrus(R) ATM locations and through the Maestro(R) network.

     In April 2004 we formed a strategic alliance with TruckersB2B, Inc. to offer our services to its fleets. TruckersB2B is a majority owned subsidiary of Celadon Group Inc. and is a leading provider of exclusive services and increased purchasing power to small and mid-sized trucking fleets. Through our logistics technology, TruckersB2B members will be able to enroll as P2S member carriers. In August 2004 we announced that we had completed the development and testing of the tools and infrastructure that will support the marketing campaign to TruckersB2B's 16,500 fleets representing over 435,000 trucks.

COMPETITION

     ASP-based businesses such as ours are characterized by rapidly advancing technologies, increasing competition and a strong emphasis on proprietary products. We compete with a number of companies including Elogex, Lean Logistics, NetTrans, Internet Truck Stop, Truck-Load Information Center and Link Logistics. Virtually all of our competitors have significantly greater financial resources, operating history and brand recognition than we do. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies. Although various companies offer software or services to address certain portions of our MobileMarket(TM) solution, we do not believe any of these companies offer the comprehensive, end-to-end solution available to our customers. There is no assurance that we will be able to effectively compete within our market segment.

OUR  HISTORY

     Power2Ship, formerly known as Jaguar Investments, Inc., was formed in Nevada on October 28, 1987. In December 2001 we acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc. in exchange for 1,000,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of common stock issued by us to the Premier Sports Media and Entertainment Group shareholders in this transaction represented approximately 8% of our issued and outstanding common stock immediately after the transaction. Before this transaction we did not engage in any material business operations.

     On March 11, 2003, we consummated a merger with Freight Rate, Inc. d/b/a Power2Ship, under which Freight Rate became our wholly owned subsidiary. At the effective time of the merger, the holders of Freight Rate's common and preferred stock, warrants and options exchanged those securities for the following of our securities:

     -    11,869,712  shares  of  our  common  stock,

     - options to acquire an aggregate of 13,986,679 shares of common stock at exercise prices of $.38 to $.75 per share,

     - common stock purchase warrants to acquire 3,913,204 shares of our common stock at exercise prices of $.75 to $1.75 per share,

     - 100,000 shares of our Series X Preferred Stock which are convertible on March 11, 2004 into shares of common stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. If the entire $2.5 million of funding is concluded, the Series X Preferred Stock will be cancelled.

     - 87,000 shares of our Series Y Preferred Stock issued to our CEO in exchange for an equal number of Freight Rate's Series C Convertible Preferred Stock owned by him at the time of the merger.

     In connection with the merger, R&M Capital Partners, Inc., a principal stockholder of our company prior to the merger with Freight Rate, agreed to cancel 2,650,000 shares of our common stock owned by them. For accounting purposes, the transaction was treated as a recapitalization of Freight Rate and accounted for as a reverse acquisition.

     Under the terms of the merger agreement, we issued an aggregate of 100,000 shares of our Series X Convertible Preferred Stock to holders of Freight Rate's common stock and Series C Convertible Preferred Stock prior to the transaction, including to Mr. Gass, a former member of our board of directors and Mr. Richard Hersh, our Chairman and CEO.

     Simultaneous with closing the merger we entered into a stock purchase agreement under which we sold 95% of the issued and outstanding common stock of Premier Sports Media and Entertainment Group to The DAR Group, Inc., an unaffiliated third party, in consideration for the forgiveness by The DAR Group of all of our indebtedness to The DAR Group of approximately $2.0 million and the assumption by The DAR Group of all of our liabilities as of the closing date of the stock purchase agreement.

GOVERNMENT  REGULATION

     The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

     We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation ("DOT"). In August 2002, Freight Rate, Inc. obtained a license from the DOT to engage in operations arranging or brokering transportation of freight (except household goods) by motor vehicle. Effective October 20, 2003 that license was transferred to Power2Ship, Inc.

INTELLECTUAL  PROPERTY

     To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

     In  June  2004  we  filed  a provisional patent application with the United
States Patent and Trademark Office entitled System and Method for Managing Logistics and Revenue Logistics for the Transportation of Freight. We also have filed applications to register certain of our trademarks and service marks in the United States. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective, if granted, or if granted that these protections will be sufficient so as to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

EMPLOYEES

     As of August 31, 2004 we had 29 full-time employees. None of our employees are subject to collective bargaining agreements and we believe that we have satisfactory relationships with our employees.

RISK  FACTORS

     Before you invest in our common stock, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in this Report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

WE HAVE A LIMITED OPERATING HISTORY FROM WHICH AN EVALUATION OF OUR FUTURE PROSPECTS CAN BE MADE. IF WE ARE NOT SUCCESSFUL IN DEVELOPING A WIDE MARKET FOR OUR PRODUCTS, THE FUTURE VIABILITY OF OUR BUSINESS COULD BE AT RISK.

     We did not begin generating revenues until our fiscal year ended May 31, 2003. There is a limited financial history of operations from which to evaluate our future prospects, including our ability to develop a wide base of customers for our MobileMarket(TM) and to otherwise achieve our business objectives. We are subject to all the risks inherent in the establishment of a new business enterprise, including limited capital, possible delays in the development of our products and services, implementation of our business plan and uncertain markets. We may encounter unanticipated problems, expenses and delays in marketing our services and securing additional customers. If we are not successful in developing a wide market for our products and services, our ability to generate sufficient revenue to sustain our operations would be adversely affected.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

     For the fiscal years ended June 30, 2004 and May 31, 2003 we reported total revenue of $2,091,965 and $1,019,883 and a loss available to common stockholders of $5,481,929 and $2,235,872, respectively. At June 30, 2004 we had an accumulated deficit of $12,759,197. Further, during the fiscal year ended June 30, 2004, we reported net cash used in operating activities of $2,598,189. Our revenue has not been sufficient to sustain our operations and we do not expect significant revenue or profitable operations for the foreseeable future. The report of our independent registered public accounting firm for the year ended June 30, 2004 on our financial statements includes an explanatory paragraph stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. Because we are subject to all of the business risks inherent in a new company with an unproven market, we cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER OUTSTANDING DEBENTURES. IF WE SHOULD DEFAULT ON THESE DEBENTURES, THE DEBENTURE HOLDERS COULD FORECLOSE ON OUR ASSETS.

     We have granted the holders of our $1,747,000 principal amount 14.25% secured convertible debentures and our $2,000,000 principal amount Series B 5% secured convertible debentures a blanket security interest in all of our assets and properties. If we should default under the repayment provisions of either of these secured debentures, the debenture holders could seek to foreclose on our primary assets in an effort to seek repayment under the debentures. If the debenture holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

WE WILL REQUIRE ADDITIONAL CAPITAL TO FUND OUR ONGOING OPERATIONS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

     While we are attempting to increase sales, our revenue growth has not been significant enough to generate sufficient gross profits to fund our daily operations. We do not presently have sufficient financial resources and financing commitments to fund our ongoing operations beyond December 2004 and the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. While we believe in the viability of our strategy to improve sales volume, we cannot accurately predict when, or if, our sales and profits will increase to the level necessary to sustain our operations therefore we believe that we will need to raise additional capital to fully implement our business, operating and development plans and sustain our ongoing operations. A large part of our financing needs are expected to be provided from the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Other than this Standby Equity
Distribution Agreement, we do not presently have any additional sources of working capital. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our ability to sustain our company as a going concern would be adversely affected. In that event, we may be required to curtail or discontinue some or all of our business and operations.

CERTAIN CONTRACTUAL LIMITATIONS OF THE STANDBY EQUITY DISTRIBUTION AGREEMENT MAY ADVERSELY AFFECT OUR NEEDS FOR WORKING CAPITAL IN FUTURE PERIODS.

     We are a party to a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. which permits us to sell up to $10,000,000 of our common stock. We recently filed a registration statement with the Securities and Exchange Commission to register $1.0 million of our common stock to be sold to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement. The registration statement remains pending with the SEC and we do not know when, or if ever, that it will be declared effective by the SEC. We can issue and sell those shares to Cornell Capital Partners commencing upon the effective date of the registration statement. There are restrictions on our ability to request advances under the Standby Equity Distribution Agreement. For example, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P. owning more than 9.9% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum of $500,000 every seven trading days. As a result of these contractual limitations no assurances can be given that such financing will be available in sufficient amounts or at all when needed to sustain our working capital needs.

THE STANDBY EQUITY DISTRIBUTION AGREEMENT AND OUR SERIES B 5% SECURED CONVERTIBLE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING
CAPITAL  AT  LESS  THAN  THE  MARKET  PRICE.

     The Standby Equity Distribution Agreement and the purchase agreement for our Series B 5% secured convertible debentures contain covenants that restrict us from raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance. The existence of these covenants may severely limit our ability to raise capital from the sale of stock or convertible securities because any potential purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock.

HISTORICALLY WE HAVE BEEN DEPENDENT ON REVENUE FROM TWO CUSTOMERS AND A SIGNIFICANT PORTION OF OUR REVENUE FOR FISCAL 2003 IS NON-RECURRING REVENUE.

     All of our revenue for the fiscal year ended May 31, 2003 was derived from two customers, The Great Atlantic & Pacific Tea Company and Tire Kingdom, which represented approximately 53% and 47%, respectively of our revenue. For the fiscal year ended June 30, 2004, Tire Kingdom represented approximately 64% of our revenue and The Great Atlantic & Pacific Tea Company represented approximately 15% of our revenue. Nearly all of the revenue from The Great Atlantic & Pacific Tea Company was derived under the terms of a license and customization agreement which was terminated in January 2004 and does not represent recurring revenues to us. We do not have an agreement with Tire Kingdom. We have reduced our dependence on revenues from Tire Kingdom during fiscal 2004 by expanding our customer base and subsequent to year end we continue to actively seek to broaden our customer base in order to eliminate our dependence upon revenues from a limited number of customers. Because of the significant nature of the revenue from Tire Kingdom to our results of operations, however, the loss of this customer, prior to our obtaining additional customers, could have a material adverse effect on our business operations and prospects.

WE  RELY  ON  THIRD  PARTY  PROVIDERS  TO  PROVIDE  SUPPORT FOR OUR PRODUCTS AND
SERVICES.

     We rely on several third party providers for support for our MobileMarket(TM). IBM provides us with dedicated hosting and support for our web site as well as network services. In addition, we purchase GPS locator devices which are included in wireless access packages we offer to carriers from a single-source. Although we do not presently have alternative providers engaged for these products or services, we believe that we could engage other companies to provide these products or services upon substantially the same terms and conditions as our existing third party provides. In the event any of these third party providers are unable to deliver the services or products which we have contracted for, our ability to provide our products and services to our customers would be adversely impacted until such time as we were able to engage alternate sources.

WE FACE RISKS RELATED TO RAPIDLY EVOLVING TECHNOLOGIES. IF WE DO NOT RESPOND TO THESE EVOLVING TECHNOLOGIES, WE MAY HAVE DIFFICULTY IN RETAINING OUR CUSTOMERS OR EXPANDING OUR CUSTOMER BASE.

     Our markets are subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

     *     meet  or  exceed  technological  advances  in  the  marketplace;
     *     meet  changing  customer  requirements;
     *     comply  with  changing  industry  standards;
     *     achieve  market  acceptance;
     *     integrate  third  party  software  effectively;  and
     *     respond  to  competitive  offerings.

     We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing customers and fail to attract new customers, which may adversely affect our ability to generate revenues sufficient to provide for our ongoing operations.

THERE  IS  A  LIMITED  ABILITY  TO  SAFEGUARD  OUR  PROPRIETARY  INFORMATION.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks. We seek to protect such intellectual property through a combination of confidentiality procedures, contractual provisions, copyright and trade secret laws and intend to apply for patents. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our software or obtain and use information that it regards as proprietary. Policing unauthorized use of our software is difficult, and software piracy could be a problem. Furthermore, potential competitors may independently develop technology similar to ours. While we have applied for a patent for our propriety software and applied for a trademark on our company name, Power2Ship, and on our brand-name "MobileMarket", we cannot provide any assurance that we will be granted either protection or, if granted, that third parties will not violate these protections. Any such violation of our intellectual property rights could prove costly to defend and funds devoted to these possible efforts would reduce the amount of working capital available to fund our ongoing operations.

OUR CHAIRMAN AND CEO IS THE SOLE HOLDER OF OUR SERIES Y CONVERTIBLE PREFERRED STOCK WHICH MAY GIVE HIM VOTING CONTROL OF OUR COMPANY.

     Our voting securities consist of shares of our common stock and our Series Y Convertible Preferred Stock. Holders of shares of our common stock are entitled to one vote per share and holders of shares of our Series Y Convertible Preferred Stock are entitled to 200 votes per share on all matters submitted to a vote of our stockholders, and these classes of our voting securities vote together on all matters submitted to a vote of our stockholders. Mr. Hersh, our Chairman and CEO, is the sole holder of our Series Y Convertible Preferred Stock which, together with his common stock holdings, gives him voting rights at July 31, 2004 over approximately 36.4% of our voting securities. As a result of these voting rights, notwithstanding that our common stockholders are entitled to vote on matters submitted to our stockholders, Mr. Hersh may have the power to strongly influence the election of all of our directors and strongly influence the business and direction of our company.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS, THE CONVERSION OF SHARES OF OUR SERIES B, C, AND Y CONVERTIBLE PREFERRED STOCK AND THE CONVERSION OF OUR 14.25% SECURED CONVERTIBLE DEBENTURES AND OUR SERIES B 5% CONVERTIBLE SECURED DEBENTURES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

     As of August 31, 2004 we had the following securities which are convertible or exercisable into shares of our common stock outstanding:

     * options and warrants to purchase a total of 22,724,788 shares of our common stock at prices ranging between $0.31 to $2.00 per share;

     * 198,000 shares of our Series B Convertible Preferred Stock which is convertible into 3,960,000 shares of our common stock;

     * 10,832 shares of our Series C Convertible Preferred Stock which is convertible into 1,083,200 shares of our common stock;

     * 87,000 shares of our Series Y Convertible Preferred Stock which is convertible into 230,405 shares of our common stock;

     * approximately 4,939,214 shares of our common stock underlying our 14.25% secured convertible debentures based upon a conversion price of $0.3537 at August 23, 2004; and

     * 10,600,000 shares of our common stock underlying our Series B 5% secured convertible debentures.

     The exercise of these warrants and options and the conversion of the debentures and shares of our preferred stock may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

     Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

     In addition, our articles of incorporation authorize the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

ITEM 2.     DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located in approximately 10,545 square feet of commercial office space at Congress Corporate Plaza, 903 Clint Moore Road, Boca Raton, Florida. We lease these premises from an unaffiliated third party under a lease expiring in May 2007. This lease requires annual payments of base rent during fiscal years 2005 and 2006 of approximately $119,000 and $125,000, respectively, as well as approximately $50,000 per year for our proportionate share of operating costs for the premises. We have provided the landlord with a security deposit of approximately $27,700.

ITEM 3.     LEGAL  PROCEEDINGS

     In January 2004, we were named as one of a number of defendants in a civil action filed in the U.S. District Court for the Southern District of New York titled Dale Sobek and Seema Bhagat vs. Joseph Quattrochi, Cardinal Capital Management, Inc., R&M Capital Partners, Inc., Power2Ship, Inc. and Madison Stock Transfer, Inc, case number 03CV10219. The lawsuit was filed by a stockholder of our company who purportedly acquired shares of our common stock from another of our stockholders in May 2002 and received additional shares as collateral from the selling stockholder. Following the transaction, the selling stockholder induced our transfer agent to issue it replacement shares for the shares of our common stock allegedly provided to the plaintiff as collateral. The plaintiff's are alleging breach of contract and racketeering and are seeking punitive damages from all defendants of $5,000,000 and $750,000 for conversion by certain of the defendants, including our company. We believe that the claim is without merit as it pertains to our company and we have filed a motion to dismiss all claims with prejudice. The motion is pending judicial determination.

     In April 2004, we obtained an order for provisional relief from the Supreme Court of the State of New York, County of Kings, against Flow Capital Advisors et al in the matter of Power2Ship, Inc. vs. Flow Capital Advisors, Inc., Douglas
F. Gass and Madison Stock Transfer, Inc. restraining Flow Capital from transferring or in any manner encumbering any securities of Power2Ship held by it. Flow Capital received 779,155 shares of our common stock and an option to purchase 200,000 shares of our common stock, in addition to other compensation, pursuant to two consulting agreements between Flow Capital and Power2Ship. In our compliant we alleged that the first consulting agreement represented a wrongful usurping of corporate opportunity by the principal shareholder of Flow Capital and that both consulting agreements were fraudulently obtained through material omissions and misrepresentations made prior to, and after, entering into the consulting agreements. In May 2004, we initiated an arbitration proceeding under the rules of the American Arbitration Association in Florida to resolve this dispute and discontinued our legal action in the Supreme Court of the State of New York. In July 2004, Mr. Gass and Flow Capital Advisors entered a motion in the Broward County, Florida 17th Judicial Circuit Court to stay the arbitration. We submitted our answer to the complaint and counterclaims to the court on August 12, 2004. The court granted the motion to stay the arbitration and the matter remains pending.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the OTC Bulletin Board under the symbol PWRI. The following table sets forth the reported high and low sale prices for our common stock as reported on the OTC Bulletin Board for the periods indicated. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.




                  High      Low
                  -----    -----
Fiscal 2004

Fourth Quarter    $0.45    $0.30
Third Quarter     $0.50    $0.27
Second Quarter    $0.63    $0.39
First Quarter     $0.50    $0.27

Fiscal 2003

Fourth Quarter    $1.24    $0.60
Third Quarter     $1.00    $0.37
Second Quarter    $1.02    $0.54
First Quarter     $1.43    $0.75

Fiscal 2002

Fourth Quarter    $1.77    $0.61
Third Quarter     $1.45    $0.64
Second Quarter    $1.01    $0.94
First Quarter     $4.05    $1.01


     On August 31, 2004 the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.33 per share. As of August 31, 2004, we had approximately 359 shareholders of record. Certain of the shares of common stock are held in "street" name and may be held by numerous beneficial owners.

DIVIDEND  POLICY

     We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on the Company's common stock in the future will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

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



SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

                    Number  of  securities     Weighted  average       Number  of
                    to  be  issued  upon       exercise  price  of     securities
                    exercise  of               outstanding             remaining
                    outstanding  options       options,  warrants      for  future
                    warrants,  and  rights     and  rights             issuance
                                                                       (excluding
                                                                       securities
                                                                       reflected  in
                                                                       column(a))
Plan Category
--------------------------------------------------------------------------------------
2001 Employee Stock
Compensation Plan            0                        n/a              1,569,000


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During fiscal 2004 we sold an aggregate of 172,200 shares of our Series B convertible preferred stock to 67 investors in private transactions exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D which resulted in gross proceeds of $861,000. No commissions were paid with respect to this offering. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

     During fiscal 2004 we issued 25,800 shares of our Series B convertible preferred stock in satisfaction of a promissory note in the principal amount of $125,000 and accrued interest thereon to Michael Garnick. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient was an accredited investor and represented that he was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with this transaction, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. This issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof.

     During fiscal 2004 we sold an aggregate of 10,832 shares of our Series C convertible preferred stock to four investors in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) which resulted in gross proceeds of $324,960. We paid no commissions in connection with this transaction. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

     During fiscal 2004 we sold an aggregate of 1,128,400 shares of our common stock to 78 non-U.S. purchasers in a private offering exempt from registration under the Securities Act in reliance on Regulation S thereof resulting in proceeds to us of $285,898, net of discounts. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was a non-U.S. person as that term is defined in Regulation S, and agreed to customary Regulation S legends and restrictions as to transferability of such shares applicable to Regulation S.

     During fiscal 2004 we issued an aggregate of 1,085,208 shares of our common stock as compensation for services to an aggregate of 15 recipients including vendors, executive officers and senior employees and consultants. The recipients were all accredited investors. The issuances were exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipients were either accredited or sophisticated investors and each represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with these transactions, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

     During fiscal 2004 we issued 441,483 shares of our common stock, including 131,025 shares to the holders of our 14.25% secured convertible debentures pursuant to our registration rights agreement with them, 185,458 shares to five private investors that loaned us $340,000 and 125,000 shares to Michael Garnick for canceling the prepayment provision of our note with him. The issuances were exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D. The recipients were either accredited or sophisticated investors and each represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with these transactions, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

     During fiscal 2004 we issued 816,260 shares of our common stock to Cornell Capital Partners, LP and Newbridge Securities Corporation related to a standby equity distribution agreement we entered into with Cornell Capital Partners, LP. The issuances were exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D. The recipients were accredited investors and each represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with these transactions, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

     During fiscal 2004 we issued 600,000 shares of our common stock and warrants to purchase an additional 600,000 shares with an exercise price of $.75 per share to a consultant, one-half of which was expensed during fiscal 2004 as compensation for services and the remainder was recorded as deferred compensation. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient was an accredited investor. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares and warrants that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

     On September 8, 2004, the Company issued $1,000,000 of its 5% Series B secured convertible debentures to Cornell Capital Partners, LP and paid commissions and expenses of $100,000 that will be accounted for as deferred financing costs to be amortized over the term of the debentures. The debentures mature on September 7, 2006 and may be converted by the holder at any time into common stock at a conversion price equal to the lesser of an amount equal to $.456 or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debentures, with three days notice at any time, by paying a premium of up to 20% of their original purchase price in a combination of cash and common stock. For the twelve months ended June 30, 2004, there was no accrued interest on the debentures and no amortization of deferred financing costs. The Company has provided the debenture holder with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The following discussion and analysis of financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Report. For accounting purposes, our merger with Freight Rate, Inc. was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements and accompanying notes thereto included elsewhere in this Report reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception. In February 2004 we changed our fiscal year from May 31 to June 30 in order to align our quarterly reporting obligations with calendar quarters. As a result the consolidated financial statements appearing elsewhere in this Report include consolidated financial statements for the years ended June 30, 2004 and May 31, 2003, and the transition period associated with the changed fiscal year which is the one month period ended June 30, 2003.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us:

     -     General.  The  preparation of financial statements in conformity with
           -------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     -     Revenue  Recognition.  The  Company recognizes freight transportation
           ---------------------
revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers defining the scope of work, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are non-recurring and are expected to significantly decrease in total and as a percent of total revenue in future periods.

     -     Stock  Based Compensation. The Company uses SFAS No. 123, "Accounting
           -------------------------
for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

OVERVIEW

     We operate as an application service provider (ASP) that delivers supply chain, tracking and logistics information to the freight industry. We did not begin reporting revenue until the last part of fiscal 2003 following our March 2003 merger with Freight Rate, Inc. We provide logistics information and services to shippers that need to have truckloads of goods transported to or from their facilities. We also provide logistics information and services to trucking companies (carriers) that operate fleets of trucks which enable these companies to manage the utilization of their transportation assets and personnel. Our mission is to provide our members with easily accessible and useful information that allows them to be more profitable by improving the utilization of transportation assets and optimizing the efficiency of the supply chain.

     We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket(TM) system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of our shipper customers from when we generated revenues from approximately five shippercustomers at the end of fiscal 2003 to approximately 17 at the end of fiscal 2004.

     We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to successfully build our company we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer's inbound and outbound transportation business. During fiscal 2004 we devoted increased funds to marketing our company to potential carrier customers in an effort to increase our base. We currently have approximately 1,500 carriers that are registered members on our website. We intend to continue to increase our marketing efforts during fiscal 2005, including utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations.

     We are pursuing opportunities to provide logistics information and services to government agencies responsible for ensuring the safe and secure transportation of goods in containers aboard ships coming to U.S. ports. We believe that our P2S MobileMarket(TM), which was designed to capture and display vast quantities of logistics information, will assist these agencies to accomplish their goals. The information available from our P2S MobileMarket
(TM) is also useful to maritime companies, logistics companies, container leasing and manufacturing companies, freight forwarders, warehouse mangers and other companies that provide freight management services.

     We also are in discussions with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are collaborating to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that could be part of any comprehensive security system. Examples of these technologies may include radio-frequency identification (RFID) tags fastened to containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and geo fencing to alert a truck's owner or authorities if a vehicle deviates from its designated route. There can be no assurances, however, that we will ever enter into any agreements with the companies we are in discussions with or that we will ever generate any significant revenues.

RESULTS  OF  OPERATIONS

REVENUE

     Total revenue generated during fiscal year 2004 increased by $1,072,082, or approximately 105% as compared with total revenue generated during fiscal year 2003. This increase consisted of the following:

     - Freight transportation revenue increased $1,295,203, or approximately 268%, in fiscal year 2004 from fiscal year 2003. Approximately 66%, or $860,738, of this increase was attributable to revenue from Tire Kingdom, our largest customer. The remainder of the revenue increase was attributable to an increase in the number of our shipper customers from approximately five in fiscal 2003 to approximately 17 in fiscal 2004, as well as our having generated revenue for an entire 12 month period during fiscal 2004 as compared to only eight months in fiscal 2003. We anticipate that revenue from freight transportation will increase in fiscal 2005 as discussed below.

     - Revenue from access services increased $201,949 in fiscal 2004, or approximately 229%, from fiscal year 2003. This revenue is attributable to a single customer, The Great Atlantic and Pacific Tea Company, Inc., under a contract which was completed, paid in full and then terminated in January 2004. The increase was attributable to revenue from this contract for approximately 10 months during fiscal 2004 (until the date of termination of the contract) versus approximately two months in fiscal 2003. Access services provide unlimited use of the information available through the MobileMarket(TM) for a fixed monthly fee. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from access services in future periods.

     - Revenue from implementation services decreased $425,070, or approximately 95%, in fiscal 2004 from fiscal year 2003. This revenue was attributable to a single customer, The Great Atlantic and Pacific Tea Company, Inc., under a contract which was substantially completed by the end of fiscal year 2003. Implementation services include design, programming and testing of custom developed interfaces that permit the MobileMarket(TM) to communicate and share data with a customer's existing computer software. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from implementation services in future periods.

     We anticipate that revenue will continue to increase in fiscal 2005. We expect that our increased sales and marketing efforts which were begun in fiscal 2004 will result in additional shipper customers which from whom we will generate increased revenues from freight transportation services. Our business model also includes, subject to the availability of sufficient financing, the acquisition of one or more truck transportation services companies which, if consummated, will also increase our revenue. We are not, however, a party to any acquisition agreements as of the date of this Report. Finally, we expect to enter into one or more research and development or similar agreements related to global transportation security with one or more technology and/or defense companies that will generate additional revenue during fiscal 2005. However, we have not entered into any such agreements as of the date of this Report.

OPERATING  EXPENSES

     Total operating expenses incurred during fiscal year 2004 increased by $3,593,863, or approximately 161%, as compared with total operating expenses incurred during fiscal year 2003. This increase consisted of freight transportation costs rising by almost the same percentage as the increase in freight transportation revenue, as well as to increases in selling, general and administrative expenses and research and development expenses associated with the increase in the number of employees and consultants.

     Freight transportation expenses, consist of charges from trucking companies for providing the transportation services we arranged for our shipper customers, increased by $1,107,815 or approximately 234%, in fiscal year 2004 as compared with fiscal year 2003. Freight transportation expenses are variable costs that are expected to increase relatively the same percentage as freight transportation revenue. The percentage increase during fiscal year 2004 was less than the 268% increase in freight transportation revenue due to an increase in our gross margin to approximately 11% in fiscal year 2004 from approximately 2% in fiscal year 2003. We were able to increase our gross margin by obtaining higher prices from our shipper customers in fiscal year 2004 than in fiscal year 2003 when we provided a significant amount of our services at cost to our largest customers while establishing and building our relationships with them. We expect freight transportation expenses to increase proportionately with the increase in freight transportation revenue in fiscal year 2005.

     Selling, general and administrative expenses increased by $2,322,133 or approximately 145%, to $3,920,842 in fiscal year 2004 from $1,598,709 in fiscal year 2003. Approximately 75% of this increase was attributable to increases in salaries, benefits and consulting fees and the remainder of the increase was attributable to increases in legal, accounting, rent, sales and marketing expenses.

     Salaries,  benefits  and  consulting  expenses  increased  by $1,750,532 or
approximately 166% in fiscal year 2004 from fiscal year 2003.   Included in this
increase  were  the  following:

     - Salaries and benefits increased by $814,921, or approximately 117%, in fiscal 2004 to $1,509,909 from $694,988 in fiscal year 2003, accounting for approximately 47% of the increase in total salaries, benefits and consulting expenses. This increase primarily was due to an increase in the number of our non-research and development employees to 23 at the end of fiscal year 2004 from 12 at the end of fiscal year 2003, of which 10 became employees during the fourth quarter of fiscal 2003. This increase was also due to higher compensation levels of many of these employees which was below industry average compensation levels in fiscal year 2003 while we were a development stage company.

     - Consulting fees increased by $935,611, or approximately 258%, in fiscal year 2004 to $1,298,396 from $362,785 in fiscal year 2003, accounting for approximately 53% of the increase in consulting fees. This increase was attributed to the larger number of financial advisors and technology and other consultants that we engaged in fiscal year 2004 versus fiscal year 2003. Non-cash compensation in the form of common stock, stock options or warrants valued at $1,053,965 represented approximately 82% of total consulting fees for fiscal year 2004.

     We expect salaries, benefits and consulting expenses in fiscal year 2005 to remain relatively constant with fiscal year 2004, with increases in salaries and fringe benefits associated with additional employees are anticipated to be offset in part by a comparable decline in consulting expenses.

     The most significant expenses accounting for the remaining $571,601 increase in total selling, general and administrative expenses in fiscal year 2004 as compared with fiscal year 2003 were the following:

     - Legal and accounting fees increased by $143,177 or approximately 106% to $277,620 during fiscal year 2004 from $134,443 in fiscal year 2003. This increase resulted from higher legal and accounting fees related to public reporting requirements, litigation and other legal matters incurred in the ordinary course of business in fiscal year 2004 compared with fiscal year 2003. While we do not anticipate any legal expenses related to litigation settlements in fiscal 2005, we do expect overall legal and accounting expenses to continue to increase in fiscal year 2005, but at a lower rate than in fiscal year 2004. The most likely areas attributable to such projected increases are associated with our continued compliance with provisions of the Sarbanes-Oxley Act of 2002, including new provisions which will phase in during fiscal 2005 and beyond, fees and costs related to capital raising transactions, potential mergers and acquisitions, if any and preparation of a greater number of agreements with customers.

     - Rent expense increased by $89,230 or approximately 276% to $121,586 in fiscal year 2004 from $26,712 in fiscal year 2003 as we moved to a much larger facility in Boca Raton, Florida in June 2003 to accommodate our growth in personnel and operations. We expect rent expense for fiscal year 2005 to be approximately $190,000.

     - Travel, meals and entertainment expenses increased by $92,157 or approximately 103% to $181,791 in fiscal year 2004 from $89,634 in fiscal year 2003 as a result of additional travel to existing and potential shipper customers, trade shows and conventions, vendors and potential investors. We expect travel, meals and entertainment expenses in fiscal year 2005 to increase as we increase the amount of travel to attract and implement our services for new shipper customers, to evaluate non-asset based trucking companies that are potential acquisition candidates and to collaborate with technology and/or defense companies related to global transportation security.

     - Advertising and marketing expenses, including convention and trade show expenses, increased by $80,153 or approximately 803% to $90,134 in fiscal year 2004 from $9,981 in fiscal year 2003 as we began advertising and marketing, including participating in national and regional transportation industry conventions and trade shows, to introduce our products and services to our target markets during fiscal year 2004. We did very little marketing and did not participate in any trade shows in fiscal year 2003 as we were not ready for these types of promotional activities during that time period. We expect advertising and marketing expenses in fiscal year 2005 to continue to increase as we increase our advertising to shippers and carriers in trade publications, transportation industry websites and through direct mail, attend more conventions and trade shows and join more industry organization and associations.

     Research and development expenses increased $163,915 or approximately 105% in fiscal year 2004 as compared with fiscal year 2003. This increase was primarily due to an increase of two additional employees in this department as well as an increase in the compensation level of many of these employees in fiscal year 2004 which was below industry average compensation levels in fiscal year 2003. These employees design, program and test all of the computer software applications related to our logistics information system. We expect research and development expenses to be higher during fiscal year 2005 than fiscal year 2004 as a result of a full 12 months of higher salaries.

OTHER  EXPENSES

     Total other income (expense) decreased by $622,768 or approximately 61% , in fiscal year 2004 as compared with fiscal year 2003. This decrease primarily consisted of:

     - Litigation settlement expenses decreased by $1,002,098, or 100%, in fiscal year 2004 versus fiscal year 2003. We do not anticipate any further litigation settlement expenses in fiscal year 2005.

     - Interest expense increased by $283,519, or approximately 232%, in fiscal year 2004 versus fiscal year 2003. The fiscal year 2004 interest expense primarily consisted of interest of:

     - $130,173, including $81,383 of non-cash expense related to the issuance of shares of our common stock associated with $340,000 of short-term promissory notes issued in December 2003 and January 2004 that were repaid in March 2004,

     - $175,912 of interest on our $1,747,000 principal amount 14.25% secured convertible debentures issued in March and April 2004; and

     -    $72,500  associated  with a $125,000 short-term convertible promissory note issued in March 2003 that was repaid in September 2003 with shares of our Series B Convertible Preferred Stock.

     We expect interest expense to be approximately $850,000 in fiscal year 2005 assuming no conversions or redemptions of our Series B 5% or 14.25% secured convertible debentures and projected additional debt in the form of a revolving credit facility secured primarily by our accounts receivable averaging approximately $500,000 which we may seek to obtain during fiscal 2005. We do not, however, have any commitments for any accounts receivable financing as of the date of this Report.

     - Income from forgiveness of debt, which was associated with accrued salaries and notes in fiscal year 2003, decreased by $93,074 or 100% in fiscal year 2004. We do not expect to have any income from forgiveness of debt in fiscal year 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2004 contains an explanatory paragraphregarding our ability to continue as a going concern. As of June 30, 2004, we had an accumulated deficit of $12,759,197, a stockholders' deficit of $1,131,636, and cash and cash equivalents of $832,130.

     At June 30, 2004 we had a working capital surplus of $603,380 as compared with a working capital deficit of $216,783 at June 30, 2003. This $820,163 increase in working capital was attributed to a $742,989 increase in current assets and a $77,174 decrease in current liabilities. The increase in current assets during this period consisted of a $768,812 increase in cash, a $29,220 increase in prepaid insurance and a $55,044 decrease in accounts receivable, net of allowances for doubtful accounts. The decrease in current liabilities during this period consisted of a $308,000 decrease in short-term notes payable and a $21,513 decrease in accrued salaries partially offset by a $159,241 increase in accounts payable, and a $93,098 increase in accrued expenses.

     During fiscal year 2004 our cash balance increased by $768,812. This increase was attributed to $2,598,189 used in operating activities and $79,773 used in investing activities offset in part by $3,446,774 provided by financing activities.

     During fiscal year 2003 our cash balance decreased by $17,627. This decrease was attributed to $826,368 used in operating activities and $130,663 used in investing activities offset in part by $939,404 provided by financing activities.

     Net cash used in operating activities for fiscal 2004 of $2,598,189 consisted of our net loss of $4,134,885 partially offset by $1,373,846 of non-cash expenses and $162,850 provided by the net change in operating assets and liabilities. Non-cash expenses primarily consisted of $1,287,711 of expenses associated with the issuance of our common stock, options and warrants as payment for services, interest, compensation, conversions and litigation settlement.

     Net cash used in operating activities of $826,368 in fiscal 2003 consisted of our net loss of $2,235,872 partially offset by $1,356,290 of non-cash expenses and $53,214 of cash provided by the net changes in operating assets and liabilities. Non-cash expenses primarily consisted of $1,402,553 of expenses associated with the issuance of our common stock for services and pursuant to a litigation settlement.

     Net cash used in investing activities in fiscal years 2004 and 2003 consisted of $79,773 and $130,663, respectively, and was used to purchase various fixed assets including computers, furniture, fixtures and leasehold improvements.

     Net cash provided by financing activities of $3,446,774 in fiscal year 2004 included $2,109,916 received from the issuance of our Series B 5% and 14.25% secured convertible debentures, $1,110,960 received from the issuance of shares of our Series B and Series C Convertible Preferred Stock, $340,000 received from issuance of promissory notes and $285,898 received from the issuance of shares of our common stock which was partially offset by $400,000 in repayments of promissory notes.

     Net cash provided by financing activities of $939,404 in fiscal year 2003 included $217,000 received from the issuance of convertible promissory notes, $225,000 received from the exercise of stock options, $195,720 received from the issuance of convertible preferred stock and $328,500 received from the issuance of shares of our common stock which was partially offset by $26,816 in repayments of promissory notes.

     We estimate that our cash on hand at June 30, 2004 plus $900,000 in net proceeds we received from Cornell Capital Partners, LP on September 10, 2004 to fund our operating activities until approximately December 31, 2004. Our anticipated commitments for capital expenditures during fiscal year 2005 is $30,000 which we will fund from existing working capital.

     In addition, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP on June 28, 2004 pursuant to which Cornell Capital has agreed to purchase from us, at our option, up to $10,000,000 of our common stock during the two years after the effectiveness of the registration statement registering such shares. We have included $1.0 million of those shares to be sold under the Standby Equity Distribution Agreement in the registration statement we filed with the SEC on September 3, 2004. The registration statement has not been declared effective by SEC as of the date of this Report and we do not know when, if ever, that it will be declared effective. We cannot sell Cornell Capital the $1.0 million of our common stock until such time as the SEC has declared the registration statement effective. In addition, we will be required to file additional registration statements with the Securities and Exchange Commission and those registration statements must be declared effective in order for us to issue and sell any additional shares of common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement in excess of the $1.0 million.

     We will have the right to sell up to $500,000 of our shares to Cornell as frequently as every seven trading days. The share price for such sales will be calculated at 98% of the lowest price (using the daily volume weighted average price) of our common stock during the five trading days following the date on which we notify Cornell of our intent to sell them the shares. There are no assurances, however, that the Securities and Exchange Commission will declare our registration statement effective. In the event the registration statement does not become effective, prior to using all of our cash on hand we will be required to seek additional capital through equity and/or debt financing. There are no assurances that we will be able to find such capital on terms acceptable to us, or at all.

     Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Power2Ship held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future.

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive as appropriate, to allow timely decisions regarding required disclosure.

ITEM  8B.     OTHER  INFORMATION

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Directors and Executive Officers

     The following table sets forth information on our executive officers and directors as of September 8, 2004.



Name                                   Age       Positions
-------------------------------     --------    ---------------------------------------------
Richard Hersh                          61        Chief Executive Officer and Chairman of the
                                                 Board of Directors
Michael J. Darden                      34        President and director
Brett Kublin                           44        Director



     RICHARD HERSH. Mr. Hersh has been Chairman and Chief Executive Officer of our company since March 2003 and served in the same capacities with Freight Rate, Inc. from August 2001 until March 2003. Mr. Hersh served as Chief Operating Officer of Freight Rate, Inc. from 1998 until being elected CEO and Chairman in April 2001. Prior to joining Freight Rate, Inc., he held several management positions including Operations Manager of Express Web, Inc., Chief Executive Officer of TRW, Inc. a start-up recycling company, Vice President of Operations for Book Warehouse, a discount bookstore chain, and Director of Operations for Dollar Time. Also, Mr. Hersh founded and was Chief Executive Officer of Helyn Brown's, a retailer of women's apparel with stores in Florida and Louisiana, which he sold after approximately 16 years.

     MICHAEL J. DARDEN. Mr. Darden has served as our president since April 2003 and a member of our board of directors since June 2003. From June 2002 until April 2003, Mr. Darden provided us with various consulting services in the areas of strategic planning, operations and logistics. From 1997 until June 2002, he was president of Darden Distribution & Warehouse Consulting, Inc., a company he founded which designed, developed, implemented and managed warehouse management systems, fulfillment and distribution systems, automated order entry systems and shipping manifest systems for several clients, as well as establishing and managing its own warehousing, manufacturing and distribution operations.

     BRETT KUBLIN. Mr. Kublin has been a member of our Board of Directors since January 2004. Since 1982 Mr. Kublin has been Vice President of Simco Recycling Corporation, a Florida corporation engaged in collecting, sorting, bailing and shipping various types of recyclable items.

     All directors are elected at each annual meeting and serve for one year and until their successors are elected and qualified. Our officers serve at the pleasure of our board of directors.

KEY  EMPLOYEES

     JOHN URBANOWICZ. Mr. Urbanowicz has served as our Vice President of Information Technology since January 2003. From June 2002 until January 2003, he provided us with various consulting services in the areas of technology, logistics and operations. During the approximately 20 years prior to joining our company, Mr. Urbanowicz was involved predominantly in the logistics and distribution fields as a distribution manager, general manager, IT manager and, most recently, as a software and business consultant. From January 2002 until April 2002 Mr. Urbanowicz was Director Application Development for Independent Read360Network, Inc. where he was responsible for application design and development for content delivery to Palm and wireless devices through RF and IR connectivity. From August 2000 until December 2001 he served as Vice President of Information Technology at Healthtrac Corporation where he was responsible for product definition and development of an online health portal and a health risk assessment tool including content management capability, and from April 1999 until June 2000 Mr. Urbanowicz was Vice President of Information Technology for Furkon, Inc. where he was responsible for overseeing day to day business operations along with overseeing in excess of 40 developers in design, testing and implementation of multi-tier browser based application using Java and Oracle.

     ARNOLD J. WERTHER. Mr. Werther has been employed by us since March 2004, serving as Director of Sales until August 2004 when he was appointed Vice President of Sales and Operations. From June 2003 until January 2204 Mr. Werther was Vice President Supply & Logistics Transportation for The Great Atlantic & Pacific Teach Company, Inc. (NYSE: GAP) where he was responsible for all logistics and transportation for the U.S. operations of that company. From July 2001 until March 2003 he was an Account Executive, America, for MARC Global, a Virginia-based company that is a provider of supply chain execution software and services, where he was responsible for new sales with U.S. third party logistics providers. From April 2000 to July 2001 Mr. Werther was a Strategic Account Executive with EXE Technologies, Inc., a Texas-based provider of fulfillment, warehousing and distribution software for e-commerce and traditional distribution channels. At EXE Technologies Mr. Werther was responsible for both new and existing business development. From 1999 until April 2000 Mr. Werther was Director of Distribution Operations for AEP Industries, Inc., a New Jersey-based worldwide manufacturer of plastic packaging films where he was responsible for directing all logistics functions, including customer service and inventory control operations at all seven domestic manufacturing plan locations and outside distribution centers. From 1997 to 1999 Mr. Werther was General Manger, Northeast Region, for National Distribution Centers, a New Jersey-based nationwide provider of third party logistics services where he was responsible for all aspects of regional sales and operations for 10 sites in the northeastern U.S. Mr. Werther received a B.S. Commerce from Rider University, a Physical Distribution and Transportation Management Degree from the Academy of Advanced Traffic in New York and participated in the Logistics Management Executive Development Program at Michigan State University.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 126(a) forms they file. Based solely on the Company's review of copies of the
Section 16(a) reports filed for the fiscal year ended June 30, 2004, we believe that our board members and executive officers, Messrs. Hersh, Darden and Kublin, were delinquent in filing certain reports required under Section 16(a), however, as of the filing of this Report only the filing of Mr. Kublin remains delinquent.

CODE  OF  ETHICS  AND  CORPORATE  GOVERNANCE  MATTERS

     Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers' liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

     Board  of Directors Independence.  Our board of directors consists of three
     --------------------------------
members. Only one member, Mr. Kublin, is "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

     Audit  Committee  Financial  Expert.  We do not yet have an audit committee
     -----------------------------------
and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

     * understands generally accepted accounting principles and financial statements,
     * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
     * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the company's financial statements,
     *    understands  internal  controls  over  financial  reporting,  and
     *    understands  audit  committee  functions.

     Code of Ethics.  We have not yet adopted a Code of Ethics applicable to our
     --------------
Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote

     *    honest  and  ethical  conduct,
     * full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
     *    compliance  with  applicable  laws,  rules  and  regulations,
     *    the  prompt  reporting  violation  of  the  code,  and
     *    accountability  for  adherence  to  the  code.

     We are not under under any legal obligation to adopt a Code of Ethics. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the company at its principal offices, and we will post a copy of the Code of Ethics on our corporate website.

ITEM  10.     EXECUTIVE  COMPENSATION

     The table below sets forth all cash compensation paid to our executive officers for services they rendered to us in all capacities during the fiscal years presented.



SUMMARY COMPENSATION TABLE


                                      Annual     Compensation                  Long-Term    Compensation
                                    ----------  --------------                 ----------  --------------

                                                                               Restricted    Securities
                                                                               ----------  --------------
Name and Principal       Fiscal                                 Other Annual     Stock       Underlying       All Other
---------------------  ----------                              --------------  ----------  --------------     ----------
Position                  Year         Salary        Bonus      Compensation     Awards    Options SAR (#)   Compensation
---------------------  ----------  --------------  ----------  --------------  ----------  ---------------  --------------

Richard Hersh,            2004     $  164,713 (1)      $ 0           $ 0           $ 0           0                $ 0
Chief Executive           2003     $   59,347          $ 0           $ 0           $ 0           0            $ 135,000 (2)
Officer                   2002     $   35,192          $ 0           $ 0           $ 0           0                $ 0

Michael J. Darden,        2004     $  148,319        $ 1,083       $ 19,200        $ 0           0                $ 0
President                 2003     $   14,450        $ 7,500       $ 50,725        $ 0        1,888,999           $ 0
                          2002           -              -              -            -            -                  -

Gregory Ricca,            2004           -              -              -            -            -                  -
Former Chief              2003           -              -              -            -            -                  -
Executive Officer (3)     2002         $ 0            $ 0          $ 37,500 (4)     -            -                  -

(1) Includes $44,713 in accrued salary that remains unpaid as of the date of this Report.
      ------

(2) On March 10, 2003, we issued Mr. Hersh a convertible promissory note in the amount of $135,000 in exchange for his forgiveness of $147,520 of accrued salary. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into shares of our common stock at a conversion price equal to the lesser of (a) $1.51 per share, or (b) 50% of the average of the closing bid price of the common stock for the five trading days immediately preceding the date of conversion, but not less than $0.75 per share.

(3)  Mr.  Ricca  served  as  our CEO from December 19, 2001 until March 5, 2003.

(4) In fiscal 2002, we issued Mr. Ricca 30,000 shares of our common stock, with a fair market value of $37,500, under our 2001 Stock Compensation Plan as compensation for his services.


EMPLOYMENT  AGREEMENTS

     Effective January 1, 2003, we entered into a five-year employment agreement with Richard Hersh to serve as our CEO. Under the terms of this agreement, at such time as we have received funding of at least $2 million or are reporting cash flow of at least $250,000 per month, Mr. Hersh will receive a base salary of not less than $150,000 for the first year of the agreement, with annual increases of at least 20% per year to be negotiated on each anniversary of the commencement date of the agreement. Until such time as we had received the funding Mr. Hersh was to receive a minimum of 75% of his base salary. He began receiving his minimum salary in 2003 and his base salary was increased to $180,000 on January 1, 2004. He had accrued salary of $44,713 as of the end of fiscal year 2004.

     Mr. Hersh is eligible to receive a performance-based bonus based on 1% of our earnings before interest, taxes, depreciation and amortization (EBITDA) during each fiscal year but has not earned any performance-based bonuses. Mr. Hersh is also entitled to participate in all benefits we offer our senior executives as well as a monthly car allowance of $600. Under the terms of the agreement we granted Mr. Hersh options to purchase 750,000 shares of our common stock under our Stock Incentive Plan, with an exercise price of $0.50 per share, of which 250,000 shares have vested and the remaining 500,000 shares vest one-half on January 1, 2005 and the balance on January 1, 2006. The term of employment is automatically renewed for successive one year terms beginning on the five-year anniversary of the agreement, unless previously the agreement has been terminated according to its termination provisions or if either we or Mr. Hersh elect to terminate the agreement by written notice at least 90 days prior to the expiration of the then-current term of employment.

     Mr. Hersh is subject to customary non-competition and non-disclosure restrictions. The agreement terminates upon his death or disability, or may be terminated with or without cause by us, or by Mr. Hersh with good reason. In the event of a termination upon Mr. Hersh's death or disability, termination for cause as defined in the employment agreement or resignation without reason, we are obligated to pay his salary and benefits through the date of termination. In the event we should terminate Mr. Hersh without cause, we must pay him all compensation that he would have been otherwise entitled to through the end of the term of the agreement in a lump sum within 10 days of the date of termination. If we should terminate Mr. Hersh within one year of a "change of control" of our company as defined in the employment agreement, we are obligated to pay him his base salary through the date of termination, including all benefits and any performance bonus which he may have earned through the date of termination together with severance equal to two times his then current base salary and the vesting of all then unvested stock options will accelerate.

     Effective April 15, 2003, we entered into a four-year employment agreement with Michael J. Darden to serve as our President Under the terms of this agreement, at such time as we have received funding of at least $2 million or are reporting cash flow of at least $250,000 per month, Mr. Darden will receive a base salary of not less than $150,000 for the first year of the agreement, with annual increases of at least 15% per year to be negotiated on each anniversary of the commencement date of the agreement. Until such time as we had received the funding Mr. Darden was to receive a minimum of 75% of his base salary. He began receiving his minimum salary in April 2003. His base salary was increased to $172,500 on April 15, 2004.

     Mr. Darden is eligible to receive a performance-based bonus based on 1% of our earnings before EBITDA during each fiscal year but has not earned any performance-based bonuses. Mr. Darden is also entitled to participate in all benefits we offer our senior executives as well as a monthly car allowance of $600. Under the terms of the agreement we granted Mr. Darden options to purchase 300,000 shares of our common stock under our Stock Incentive Plan, with an exercise price of $1.01 per share, of which 150,000 shares have vested and the remaining 150,000 shares vest on April 15, 2005. The term of employment is automatically renewed for successive one year terms beginning on the five-year anniversary of the agreement, unless previously the agreement has been terminated according to its termination provisions or if either we or Mr. Darden elect to terminate the agreement by written notice at least 90 days prior to the expiration of the then-current term of employment.

     Mr. Darden is subject to customary non-competition and non-disclosure restrictions. The agreement terminates upon his death or disability, or may be terminated with or without cause by us, or by Mr. Darden with good reason. In the event of a termination upon Mr. Darden's death or disability, termination for cause as defined in the employment agreement or resignation without reason, we are obligated to pay his salary and benefits through the date of termination. In the event we should terminate Mr. Darden without cause, we must pay him all compensation that he would have been otherwise entitled to through the end of the term of the agreement in a lump sum within 10 days of the date of termination. If we should terminate Mr. Darden within one year of a "change of control" of our company as defined in the employment agreement, we are obligated to pay him his base salary through the date of termination, including all benefits and any performance bonus which he may have earned through the date of termination together with severance equal to two times his then current base salary and the vesting of all then unvested stock options will accelerate.

     Effective January 1, 2003, we entered into a four-year employment agreement with John Urbanowicz to serve as our Vice President of Technology and Information. Under the terms of this agreement, at such time as we have received funding of at least $2 million or are reporting cash flow of at least $250,000 per month, Mr. Urbanowicz will receive a base salary of not less than $125,000 for the first year of the agreement, with annual increases of at least 10% per year to be negotiated on each anniversary of the commencement date of the agreement. Until such time as we had received the funding Mr. Urbanowicz was to receive a minimum of 70% of his base salary. He began receiving his minimum salary in January 2003. His base salary was increased to $137,500 on January 1, 2004.

     Mr. Urbanowicz is eligible to receive a performance-based bonus as determined by our board of directors but has not earned any performance-based bonuses. Mr. Urbanowicz is also entitled to participate in all benefits we offer our senior executives. Under the terms of the agreement we granted Mr. Urbanowicz options to purchase 993,124 shares of our common stock under our Stock Incentive Plan, with an exercise price of $.38 per share, which have vested. The term of employment is automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement, unless previously the agreement has been terminated according to its termination provisions or if either we or Mr. Urbanowicz elect to terminate the agreement by written notice at least 90 days prior to the expiration of the then-current term of employment.

     Mr. Urbanowicz is subject to customary non-competition and non-disclosure restrictions. The agreement terminates upon his death or disability, or may be terminated with or without cause by us, or by Mr. Urbanowicz with good reason. In the event of a termination upon Mr. Urbanowicz's death or disability, termination for cause as defined in the employment agreement or resignation without reason, we are obligated to pay his salary and benefits through the date of termination. In the event we should terminate Mr. Urbanowicz without cause, we must pay him all compensation that he would have been otherwise entitled to through the end of the term of the agreement in a lump sum within 10 days of the date of termination. If we should terminate Mr. Urbanowicz within one year of a "change of control" of our company as defined in the employment agreement, we are obligated to pay him his base salary through the date of termination, including all benefits and any performance bonus which he may have earned through the date of termination together with severance equal to two times his then current base salary and the vesting of all then unvested stock options will accelerate.

                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no options granted to our executive officers during fiscal year 2004.


                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                       NO.  OF  SECURITIES
                                      UNDERLYING  UNEXERCISED      VALUE  OF  UNEXERCISED
                    SHARES            OPTIONS  AT                  IN-THE-MONEY  OPTIONS  AT
                   ACQUIRED           JUNE 30, 2004                JUNE  30,  2004(1)
                      ON      VALUE   ------------                 ------------------
NAME               EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------  --------  --------  -----------  -------------  -----------  -------------
Richard Hersh             0     n/a     3,621,761        500,000         0              0
Michael J. Darden         0     n/a     1,738,998        150,000         0              0
Brett Kublin              0     n/a       264,833              0         0              0

(1)     Based upon the closing bid price of our common stock as reported on the OTC Bulletin
Board on June 30, 2004 of $0.42.


DIRECTOR'S  COMPENSATION

     We have in the past and may, at the sole discretion of the board of directors in the future, provide our non-employee, independent directors with shares of our common stock as compensation for participating on our board of directors.

2001  EMPLOYEE  STOCK  COMPENSATION  PLAN

     In January 2001 we adopted our 2001 Employee Stock Compensation Plan. The plan is intended to further the growth and advance the best interests of our company, by supporting and increasing our ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of Power2Ship. The plan provides for stock compensation through the award of shares of our common stock.

     The board of directors may appoint a Compensation Committee of the board of directors to administer the plan. In the absence of such appointment, our board of directors is responsible for the administration of this plan. To date, our board has not appointed a Compensation Committee to administer the plan. The board of directors has the sole power to award shares of common stock under the plan, as well as determining those eligible to receive an award of plan shares. Awards of shares under the plan may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee.

     The maximum number of shares which may be awarded under the plan is 5,000,000. At August 31, 2004 we have granted 3,431,000 shares under the plan. However, no award can be issued that would bring the total of all outstanding awards under the plan to more than 20% of the total number of shares of our common stock at the time outstanding. Awards may generally be granted to:

     * executive officers, officers and directors (including advisory and other special directors) of Power2Ship;

     *    full-time  and  part-time  employees  of  our  company;

     *    natural  persons  engaged by us as a consultant, advisor or agent; and

     * a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by us.

     Grants to employees may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered may not be sold at less than the fair value of our common stock on the date of grant.

     The plan will terminate on the tenth anniversary of its effective date, unless terminated earlier by the board of directors or unless extended by the board of directors, after which time no incentive award grants can be authorized under the plan. The board of directors has absolute discretion to amend the plan, however, the board has no authority to extend the term of the plan, to increase the number of shares subject to award under the plan or to amend the definition of "Employee" under the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information available to us as of August 31, 2004, with respect to the beneficial ownership of the outstanding shares of our common stock by:

     * each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
     *    each  director
     *    each  executive  officer;  and
     *    all  executive  officers  and  directors  as  a  group.

     Unless otherwise indicated, the business address of each person listed is in care of 903 Clint Moore Road, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from August 31, 2004 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of August 31, 2004, have been exercised or converted.




Name of                                    Amount and Nature of   Percentage      Percent of
Beneficial Owner                           Beneficial Ownership    of Class   Voting Control (1)
-----------------------------------------  ---------------------  ---------  ------------------
Common Stock
------------

Richard Hersh(2)                                      4,383,662       10.3%               36.5%
Michael J. Darden (3)                                 1,738,998        4.4%                3.0%
Brett Kublin (4)                                        313,556          *                   *
All officers and directors
  as a group (three
persons)(2)(3)(4)                                     6,436,216       14.5%               38.6%
Michael Garnick (5)                                   3,620,257        9.5%                6.5%

Series Y Convertible Preferred Stock

Richard Hersh(2)                                         87,000        100%               36.5%
Michael J. Darden (3)                                         0          -                 3.0%
Brett Kublin (4)                                              0          -                   *
All officers and directors as a
   group (three persons)(2)(3)(4) 87,000                    100%      38.6%


*     represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series Y Convertible Preferred Stock at August 31, 2004. At August 31, 2004 the holders of our outstanding shares of common stock and Series Y Convertible Preferred Stock were entitled to an aggregate of 55,478,146 votes at any meeting of our stockholders, which includes 38,078,146 votes attributable to the outstanding shares of common stock and 17,400,000 votes attributable to the outstanding shares of Series Y Convertible Preferred Stock. Each share of Series Y Convertible Preferred Stock entitles the holder to 200 votes at any meeting of our stockholders and such shares will vote together with our common stockholders.

(2) Includes 4,121,761 shares of our common stock issuable upon the exercise of options at an exercise price of $0.38 per share and 153,333 shares of our common stock issuable upon the conversion of a promissory note in the principal amount of $115,000 based upon a conversion price of $0.75 per share.

(3) Includes 1,738,998 shares of common stock issuable upon the exercise of options at exercise prices ranging from $0.38 to $1.01 per share.

(4) Includes 264,834 shares of common stock issuable upon the exercise of options at an exercise price of $0.38 per share.

(5)  Mr.  Garnick's  address  is  1590  Stockton  Road,  Meadowbrook,  PA 19046.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In June 2003, we granted 30,000 shares of our common stock to Mr. Darden, our president, as compensation for services rendered by him which we valued at $23,700. In August 2003, we issued 50,000 shares of our common stock to Mr. Douglas Gass, who was then a member of our board of directors, as compensation for services rendered by him which we valued at $31,500. In January 2004, we issued 25,000 shares of our common stock to Mr. Gass, a former member of our board of directors, as compensation for services rendered by him which we valued at $10,625. In April 2004, we issued 25,000 shares of our common stock to Mr. Urbanowicz, our Vice President of Information Technology, as compensation for services rendered by him which we valued at $9,500. All of the foregoing were issued pursuant to our 2001 Employee Stock Compensation Plan.

     On March 10, 2003, we entered into a two-year consulting agreement with Flow Capital Advisors, Inc., a corporate financial advisory firm of which Mr. Douglas Gass, a former member of our board of directors, is president, to advise us in our funding and public relations activities. This agreement is now the subject of litigation as described elsewhere in this Report.

     On  March  10, 2003, we issued Mr. Hersh, our CEO, a convertible promissory note in the amount of $135,000 in exchange for his forgiveness $147,520 of accrued salary. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into shares of our common stock at a conversion price equal to the lesser of (a) $1.51 per share, or (b) 50% of the average of the closing bid price of the common stock for the five trading days immediately preceding the date of conversion, but not less than $0.75 per share. On
September 28, 2003, we forgave a $20,000 short-term note from Mr. Hersh by reducing the outstanding balance of the convertible promissory note to $115,000.

     On March 10, 2003, we issued a convertible promissory note in the principal amount of $125,000 to Mr. Michael Garnick, one of our principal stockholders, which bore interest at the rate of 5% per annum and it had a maturity date of April 10, 2004. We had used the funds for working capital. The holder of the note had the right to convert the outstanding principal balance of the note and interest accrued thereon into shares of our common stock at a conversion price of $0.40 per share. On June 5, 2003, we borrowed an additional $100,000 from this stockholder, we issued the lender a new convertible promissory note in the principal amount of $225,000. The new note bears interest of 5% per annum, has a maturity date of December 5, 2003 and has the same conversion provision as provided for in the original note. We used these additional funds for working capital $100,000 of the principal amount of note was repaid on July 22, 2003. We have also granted the note holder warrants to purchase 75,000 shares of common stock at a price of $0.79 per share which expired on June 5, 2004. Further, the new note has a prepayment provision requiring certain amounts of principal and interest accrued thereon to be repaid upon our receipt of capital in excess of specified amounts during each month of the term of the note. On August 9, 2003 the stockholder agreed to cancel the prepayment provision of the note in consideration for 125,000 shares of our common stock valued at $72,500. On September 18, 2003 the stockholder purchased 25,800 shares of our Series B preferred stock valued at $129,000 and paid for it by forgiving the $125,000 outstanding balance on the convertible note and accrued interest thereon.

     In November 2002, Freight Rate lent Mr. Richard Hersh, our CEO, $20,000 under the terms of a short-term demand note bearing interest at the rate of 6% per annum. This transaction occurred prior to the reverse merger when Freight Rate was a private company. The note, including interest, has been paid in full.

     At May 31, 2002, Freight Rate owed its former Chairman, $83,733 relating to services performed under a consulting agreement which was cancelled on March 15, 2001. On March 6, 2003, the indebtedness was forgiven and converted to fully vested options to purchase 221,755 shares of our common stock at an exercise price of $0.38 per share, resulting in a gain of $79,304. In March 2002, we repurchased 50,000 shares of our common stock owned by Freight Rate's former Chairman for aggregate consideration of $25,000. We issued him a non-interest bearing note that was paid in full by May 2003.

     From August 1, 2001 through May 31, 2003, we shared office facilities leased by a company owned by Freight Rate's former Chairman. The amount paid for rent for the year ended May 31, 2003 was $26,712 and for the year ended December 31, 2002 it was $21,783.

     Previously, Messrs. Hersh, Darden and Urbanowicz, officers and directors or key employees of our company, each individually owned a 10% interest in all of our intellectual property, including certain trademarks, service marks and patent rights to our ASP software. In July and August 2004 we acquired this 30% interest from Messrs. Hersh, Darden and Urbanowicz in exchange for an aggregate of 600,000 shares of our common stock pursuant to the terms of an Intellectual Property Assignment Agreement. Under the terms of this agreement we agreed to issue each of Messrs. Hersh, Darden and Urbanowicz 200,000 shares of our common stock on January 4, 2005. We will accrued an expense of $ 226,000 during the first quarter of fiscal 2005 for the shares of our common stock to be issued as consideration under this agreement.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     Exhibit  No.               Description  of  Document

     2.1 Merger Agreement between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation, dated March 10, 2003 (1)
     3.1     Articles  of  Incorporation  (2)
     3.2     Certificate  of  Amendment  to  Articles  of  Incorporation  (3)
     3.3     Certificate  of  Amendment to the Articles  of  Incorporation  (4)
     3.4 Certificate of Voting Powers, Designations, Preferences and Right to Series B Convertible Preferred Stock (11)
     3.5 Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (11)
     3.6 Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock, filed March 11, 2003 (5)
     3.7 Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock, filed April 9, 2003 (5)
     3.8 Certificate of Amendment to Articles of Incorporation as filed on August 13, 2004 (10)
     3.9     Bylaws  (2)
     3.10    Amended  Bylaws  dated  March  31,  2003  (5)

     4.1     Form of Common Stock Purchase to Newbridge Securities Corporation
             for Business  Advisory  Agreement  (11)
     4.2     $1,747,000 principal amount 14.25% secured convertible
             debenture (11)
     4.3     $2,000,000 principal amount Series B 5% secured convertible debenture (6)
     4.4     Form  of  non-plan  option  agreement  (11)
     4.5     Form  of  common  stock  purchase  warrant  (11)
     4.6     Form of Common Stock Purchase Warrant re: 14.25% secured
             convertible debentures  (11)
     4.7     Form  of  Common  Stock  Purchase Warrant issued to Newbridge
             Securities Corporation  as  Placement  Agent for 14.25% secured convertible debentures (11)
    10.1     Securities  Purchase  Agreement  (6)
    10.2     Investor  Registration  Rights  Agreement  (6)
    10.3     Standby  Equity  Distribution  Agreement  (6)
    10.4     Placement  Agent  Agreement  with  Newbridge Securities
             Corporation (6)
    10.5     2001  Employee  Stock  Compensation  Plan  (3)
    10.6     Form  of  Registration Rights Agreement, dated as of
             December 21, 2001, by  and  between  Jaguar  Investments,  Inc.
             and certain shareholders of Jaguar Investments,  Inc.  (7)
    10.11    Stock  Purchase Agreement between Jaguar  Investments, Inc. and The
             D.A.R.  Group,  Inc.,  dated  March  10,  2003.  (1)
    10.12    Employment  Agreement  with  Richard  Hersh  (8)
    10.13    Employment  Agreement  with  Michael  J.  Darden  (8)
    10.14    Employment  Agreement  with  John  Urbanowicz  (8)
    10.15    Business Advisory Agreement with Newbridge Securities
             Corporation (11)
    10.16    Vendor  Agreement  with  TruckersB2B,  Inc.  (9)
    10.17    Form of Intellectual Property Assignment Agreement between
             Power2Ship, Inc.  and  each  of  Richard  Hersh,  Michael J. Darden and John Urbanowicz (11)
    10.18    Security Agreements for 14.25% secured convertible debentures(11)
                                                                          ----
    10.19    Registration  Rights  Agreement  for  14.25%  secured convertible debentures (11)
    22       Subsidiaries  of  Registrant  (11)
    23.1     Consent  of  Sherb  &  Co,  LLP*
    31.1     Section  302  Certificate  of  Chief  Executive  Officer  *
    31.2     Section  302  Certificate  of  principal  financial  officer*
    32.1     Section  906 Certificate of Chief Executive  Officer  and principal financial  officer  *
----------------------------------
*     filed  herewith

(1) Incorporated by reference to the registrant's Report on Form 8-K as filed on March 26, 2003.

(2)  Incorporated  by  reference  to  the registrant's registration statement on
     Form  10-SB,  SEC  file  number  000-25753,  as  amended.
(3) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on February 2, 2001
(4) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on April 22, 2003
(5) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed on July 8, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed on January 3, 2002.
(8)  Incorporated  by  reference  to  the  registrant's Quarterly Report on Form
     10-QSB  for  the  period  ended  March  31,  2003.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed on May 11, 2004.
(10) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on July 27, 2004.
(11) Incorporated by reference to the registrant's Registration Statement on Form SB-2, file number 333-118792, as filed on September 3, 2004.

(B)     REPORTS  ON  FORM  8-K

     On May 11, 2004 we filed a report on Form 8-K attaching a press release under Item 5. announcing that we had entered into an agreement with TruckersB2B.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Liebman Goldberg & Drogin, LLP served as our principal accountant for our 2001 and 2002 fiscal years and for the 2003 fiscal year until April 28, 2003.
           ----
Sweeney Gates & Co. served as our principal accountant for the period of April 28, 2003 until July 21, 2003, at which time Sherb & Co. LLP was engaged as our principal accountant. The financial statements for our fiscal years 2003 and 2004 have been audited by Sherb & Co. LLP. The following table shows the fees that we paid or accrued for the audit and tax services provided by Sherb & Co.
                                            ---
LLP for fiscal 2004, for audit services provided during fiscal 2004 and fiscal 2003 and tax services provided during fiscal 2003 by Sweeney Gates & Co. and for tax services provided by Liebman Goldberg & Drogin, LLP during fiscal 2004.

                             Fiscal  2003          Fiscal  2004

Audit  Fees                    $13,633               $36,417
Audit-Related  Fees                  0                     0
Tax  Fees                        1,270                11,250
All  Other  Fees                     0                     0
Total                          $14,903               $47,667

     Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

     Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

     Tax Fees -- This category consists of professional services rendered by the independent auditor for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

     All Other Fees -- This category consists of fees for other miscellaneous items.

     The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2004 were pre-approved by the entire board of directors.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    September  27,  2004
                                              POWER2SHIP, INC.

                                              By:  /s/ Richard Hersh
                                                   -----------------
                                              Name:  Richard Hersh
                                              Title: Chief Executive Officer
                                              and principal financial officer

Financial Statements


                         POWER2SHIP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                         Page

         Report of Independent Registered Public Accounting Firm          F-2

         Consolidated Balance Sheet, June 30, 2004                        F-3

         Consolidated Statements of Operations, Year Ended
          June 30, 2004 and May 31, 2003                                  F-4

         Consolidated Statement of  Changes in Stockholders' Deficit
         for the period May 31, 2002 through June 30, 2004                F-5

         Consolidated Statements of Cash Flows, Year Ended
         June 30, 2004 and  May 31, 2003                                  F-6

         Transition Period Ended June 30, 2003:

             Consolidated Balance Sheet, June 30, 2003                    F-7

             Consolidated Statement of Operations, One Month Period
             Ended June 30, 2003                                          F-8

             Consolidated Statement of Cash Flows, One Month Period
             Ended June 30, 2003                                          F-9

         Notes to Consolidated Financial Statements for the Year
         Ended June 30, 2004                                              F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors
Power2Ship,  Inc.

We have audited the accompanying consolidated balance sheets of Power2Ship, Inc. and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2004 and May 31, 2003, and the one month ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power2Ship, Inc. and Subsidiary, as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and May 31, 2003, and for the one month ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had net losses and cash used in operations of $4,134,885 and $2,598,189, respectively, for the year ended June 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Sherb  &  Co.,  LLP
                                        Sherb & Co., LLP
New  York,  New  York                   Certified  Public Accountants
August  12,  2004


                         POWER2SHIP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004



ASSETS
Current assets:
   Cash and cash equivalents                                      $    832,130
   Receivables, net of allowance of $2,963                             319,089
   Prepaid insurance                                                    59,039
                                                                  -------------
        Total current assets                                         1,210,258

Furniture and equipment                                                248,099
     Less: accumulated depreciation                                    (72,800)
                                                                  -------------
        Net furniture and equipment                                    175,299


Deferred financing costs                                               766,609
Restricted cash for interest on debentures                             124,474
Other assets                                                           160,682
                                                                  -------------

Total assets                                                      $  2,437,322
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                     $     60,000
   Accounts payable                                                    305,705
   Accrued expenses                                                    196,460
   Accrued salaries                                                     44,713
                                                                  -------------
       Total current liabilities                                       606,878

Long term debt:
Long term notes payable                                                 20,000
Convertible notes payable less discount of $94,920                   2,827,080
Convertible note payable to related party                              115,000

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 198,000  shares issued and outstanding          1,980
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 10,832 shares issued and outstanding              108
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding             870
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 38,248,146 shares issued and outstanding              38,248
   Deferred compensation                                              (208,410)
   Additional paid-in capital                                       11,794,765
   Accumulated deficit                                             (12,759,197)
                                                                  -------------

       Total stockholders' deficit                                  (1,131,636)
                                                                  -------------

Total liabilities and stockholders' deficit                       $  2,437,322
                                                                  =============


                             See accompanying notes


                          POWER2SHIP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended      Year ended
                                                    June 30, 2004    May 31, 2003
                                                   ---------------  --------------
Revenue:
Freight transportation                             $    1,778,027   $     482,824
Access services                                           290,013          88,064
Implementation services                                    23,925         448,995
                                                   ---------------  --------------

       Total revenue                                    2,091,965       1,019,883

Operating expenses:
   Freight transportation                               1,581,119         473,304
   Selling, general and administrative:
        Salaries, benefits and consulting fees          2,808,305       1,057,773
        Other selling, general and administrative       1,112,537         540,936
   Research and development                               320,059         156,144
                                                   ---------------  --------------

       Total operating expenses                         5,822,020       2,228,157
                                                   ---------------  --------------

       Loss from operations                            (3,730,055)     (1,208,274)
                                                   ---------------  --------------

Other income (expense):
   Litigation settlement                                        -      (1,002,098)
   Forgiveness of debt                                          -          93,074
   Interest income                                            854             821
   Interest expense                                      (405,684)       (122,165)
   Other income                                                 -           2,770
                                                   ---------------  --------------

       Total other expense                               (404,830)     (1,027,598)
                                                   ---------------  --------------

Net loss                                           $   (4,134,885)  $  (2,235,872)
Less: Preferred stock dividend                         (1,347,044)              -
                                                   ---------------  --------------

Loss available to common shareholders              $   (5,481,929)  $  (2,235,872)
                                                   ===============  ==============


Loss per share-basic and diluted                   $        (0.17)  $       (0.15)
                                                   ===============  ==============

Weighted average shares outstanding
      - basic and diluted                              32,947,559      14,957,590
                                                   ===============  ==============


                             See accompanying notes


                                                POWER2SHIP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE PERIOD MAY 31, 2002 THROUGH JUNE 30, 2004



                                                 Series B Stock         Series C Stock         Series X Stock   Series Y Stock
                                            ----------------------  -----------------------  -----------------  -----------------
                                              Shares      Amount      Shares      Amount      Shares   Amount   Shares    Amount
                                            -----------  ---------  ----------  -----------  --------  -------  --------  -------
Balance, May, 31, 2002                               -   $      -      87,000   $      870         -   $     -         -  $     -

Conversion of Series C preferred to series Y                          (87,000)        (870)                       87,000      870
Issuance of series X preferred                                                               100,000     1,000
Retirement of Treasury stock
Sale of common stock
Conversion of notes and accrued salaries
  to stock options
Common stock issued for services
Options and warrants issued for services
Common stock issued upon merger
Net loss                                             -          -           -            -         -         -         -        -
                                            -----------  ---------  ----------  -----------  --------  -------  --------  -------

Balance, May 31, 2003                                -   $      -           -   $        -   100,000   $ 1,000    87,000  $   870
                                            ===========  =========  ==========  ===========  ========  =======  ========  =======

Sale of Series B preferred stock                 9,000         90
Common stock issued for services and
  compensation
Common stock issued for rent deposit
Warrants issued for interest
Net loss                                             -          -           -            -         -         -         -        -
                                            -----------  ---------  ----------  -----------  --------  -------  --------  -------

Balance, June 30, 2003                           9,000   $     90           -   $        -   100,000   $ 1,000    87,000  $   870
                                            ===========  =========  ==========  ===========  ========  =======  ========  ========

Conversion of Series X preferred stock
   to common stock                                                                          (100,000)   (1,000)
Common stock issued for anti-dilution
Sale of Series B preferred stock               163,200      1,632
Sale of Series C preferred stock net
   of costs of $30,000                                                 10,832          108
Sale of common stock (Reg S) net of
   costs of $428,847
Conversion of notes and accrued interest
   to Series B stock                            25,800        258
Common stock issued for Series B
  preferred dividend
Common stock returned for rent deposit
Common stock issued for services
Common stock issued for interest
Common stock issued for financing
Common stock issued for services -
  financial consultant
Warrants issued for services -
  financial consultant
Options and warrants issued
  for discount on notes
Options and warrants issued
  for services
Options and warrants issued for
  financing
Net loss                                             -          -           -            -         -         -         -        -
                                            -----------  ---------  ----------  -----------  --------  -------  --------  -------

Balance, June 30, 2004                         198,000   $  1,980      10,832   $      108         -   $     -    87,000  $   870
                                            ===========  =========  ==========  ===========  ========  =======  ========  ========

(CONTINUED)


                                                POWER2SHIP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE PERIOD MAY 31, 2002 THROUGH JUNE 30, 2004
                                                           (CONTINUED)



                                                              Treasury Stock
                                            Common Stock        (at cost)                     Additional
                                       -------------------  -----------------     Deferred     Paid-in   Accumulated
                                         Shares    Amount    Shares    Amount   Compensation   Capital     Deficit      Total
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------
Balance, May, 31, 2002                 11,907,157  $11,907  (410,000) $(30,000) $        -   $ 6,211,563  $ (6,133,292)  $ 61,048

Conversion of Series C preferred to
  series Y                                                                                            -                         -
Issuance of series X preferred                                                                    (1,000)                       -
Retirement of Treasury stock             (410,000)    (410)  410,000    30,000                   (29,590)                       -
Sale of common stock                      657,000      657                                       327,843                  328,500
Conversion of notes and accrued
  salaries to stock options                                                                        4,430                    4,430
Common stock issued for services        2,101,027    2,101                                     1,400,452                1,402,553
Options and warrants issued for
  Services                                                                                        31,785                   31,785
Common stock issued upon merger        12,860,000   12,860                                       (12,860)                       -
Net loss                                       -        -        -        -              -            -  (2,235,872)  (2,235,872)
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------

Balance, May 31, 2003                  27,115,184  $27,115        -   $   -     $        -   $ 7,932,623  $(8,369,164) $(407,556)
                                       ==========  =======  ========  ========  ============   =========  ==========  ===========

Sale of Series B preferred stock                                                                  44,910                  45,000
Common stock issued for services
  and compensation                        180,000     180                                        151,020                 151,200
Common stock issued for rent deposit       50,000      50                                         39,450                  39,500
Warrants issued for interest                                                                      16,650                  16,650
Net loss                                       -        -         -       -              -            -      (167,416)  (167,416)
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------

Balance, June 30, 2003                 27,345,184  $27,345        -   $   -     $        -   $ 8,184,653 $ (8,536,580) $(322,622)
                                       ==========  =======  ========  ========  ============   =========  ==========  ===========

Conversion of Series X preferred
  stock to common stock                 5,700,000   5,700                                         (4,700)                       -
Common stock issued for anti-dilution     948,275     948                                           (948)                       -
Sale of Series B preferred stock                                                                 814,368                  816,000
Sale of Series C preferred stock net
  of costs of $30,000                                                                            294,852                  294,960
Sale of common stock (Reg S) net of
  costs of $428,847                     1,128,400   1,128                                        284,770                  285,898
Conversion of notes and accrued
  interest to Series B stock                                                                     128,742                  129,000
Common stock issued for Series B
  preferred dividend                      233,336    233                                          87,499      (87,732)          -
Common stock returned for rent
  deposit                                 (50,000)   (50)                                        (39,450)                 (39,500)
Common stock issued for services        1,085,208  1,085                                         299,557                  300,642
Common stock issued for interest          441,483    441                                         208,729                  209,170
Common stock issued for financing         816,260    816                                         309,363                  310,179
Common stock issued for services -
  financial consultant                    600,000    600                          (150,000)      299,400                  150,000
Warrants issued for services -
  financial consultant                                                             (58,410)      116,820                   58,410
Options and warrants issued for
  discount on notes                                                                              108,160                  108,160
Options and warrants issued
  for services                                                                                   569,489                  569,489
Options and warrants issued
  for financing                                                                                  133,462                  133,462
Net loss                                       -        -         -       -             -             -    (4,134,885) (4,134,885)
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------

Balance, June 30, 2004                 38,248,146  $38,248        -   $   -     $ (208,410)  $11,794,765 $(12,759,197) $(1,131,636)
                                       ==========  =======  ========  ========  ============   =========  ==========  ===========


                             See accompanying notes


                                      POWER2SHIP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended      Year ended
                                                                             June 30, 2004    May 31, 2003
                                                                            ---------------  --------------
Cash flows from operating activities:
   Net loss                                                                 $   (4,134,885)  $  (2,235,872)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                37,656           7,659
        Amortization of deferred financing costs                                    39,642               -
        Amortization of discount on notes payable                                   13,240               -
        Increase (decrease) in allowance for doubtful accounts                      (4,403)          7,367
        Gain on forgiveness of accrued salary                                            -         (93,074)
        Issuance of stock options and warrants
          for services and conversion                                              627,899          31,785
        Issuance of stock for services, interest and litigation settlement         659,812       1,402,553
        Changes in operating assets and liabilities:
            Decrease (increase) in receivables                                      59,447        (324,328)
            Increase in prepaid insurance                                          (29,220)        (33,026)
            Increase in other assets                                              (117,313)        (31,479)
            Increase in accounts payable and accrued expenses                      249,936         442,047
                                                                            ---------------  --------------

               Net cash used in operating activities                            (2,598,189)       (826,368)
                                                                            ---------------  --------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (79,773)       (130,663)
                                                                            ---------------  --------------

               Net cash used in investing activities                               (79,773)       (130,663)
                                                                            ---------------  --------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $487,084
      and $0, respectively                                                       2,109,916         217,000
   Proceeds from promissory notes                                                  340,000               -
   Repayments of promissory notes                                                 (380,000)        (26,816)
   Repayments of promissory notes - related party                                  (20,000)              -
   Proceeds from conversion of options to common stock                                   -         225,000
   Proceeds from sale of preferred stock net of costs of $30,000
      and $0, respectively                                                       1,110,960         195,720
   Proceeds from sale of common stock net of costs of $428,847
      and $0, respectively                                                         285,898         328,500
                                                                            ---------------  --------------

               Net cash provided by financing activities                         3,446,774         939,404
                                                                            ---------------  --------------

               Net increase (decrease) in cash and cash equivalents                768,812         (17,627)

Cash and cash equivalents, beginning of period                                      63,318          36,027
                                                                            ---------------  --------------

Cash and cash equivalents, end of period                                    $      832,130   $      18,400
                                                                            ===============  ==============

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                                 $       14,790   $           -
                                                                            ===============  ==============

   Cash paid for income taxes during the period                             $            -   $           -
                                                                            ===============  ==============

Non-cash transactions affecting investing and financing activities:

       Conversion of bridge loan to convertible promissory notes            $      150,000   $           -
                                                                            ===============  ==============

       Warrants issued for deferred financing costs                         $      133,462   $           -
                                                                            ===============  ==============

       Common stock issued for deferred financing costs                     $      310,179   $           -
                                                                            ===============  ==============

       Warrants issued for discount on notes payable                        $      108,160   $           -
                                                                            ===============  ==============

       Common stock cancelled for rent deposit                              $      (39,500)  $           -
                                                                            ===============  ==============

       Conversion of notes and accrued interest to preferred stock          $      129,000   $           -
                                                                            ===============  ==============

       Conversion of notes and accrued interest to common stock             $       87,732   $           -
                                                                            ===============  ==============

       Common stock and warrants for services to be rendered in future      $      208,410   $           -
                                                                            ===============  ==============

       Common stock issued for anti-dilution                                $          948   $           -
                                                                            ===============  ==============

       Conversion of accrued salaries to note payable                       $            -   $     135,000
                                                                            ===============  ==============

       Retirement of treasury stock                                         $            -   $     (30,000)
                                                                            ===============  ==============

       Conversion of notes and accrued interest to common stock             $            -   $   1,600,618
                                                                            ===============  ==============

       Conversion of accrued salaries and note payable to options           $            -   $       4,430
                                                                            ===============  ==============

       Conversion of Series B preferred stock to common stock               $            -   $       1,957
                                                                            ===============  ==============

       Conversion of Series C to Series Y preferred stock                   $            -   $         870
                                                                            ===============  ==============


                             See accompanying notes


                         POWER2SHIP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                    ONE MONTH TRANSITION PERIOD JUNE 30, 2003



ASSETS
Current assets:
   Cash and cash equivalents                                      $    63,318
  Receivables, net of allowance of $7,367                             374,132
   Prepaid insurance                                                   29,819
                                                                  ------------
        Total current assets                                          467,269

Furniture and equipment                                               168,326
     Less: accumulated depreciation                                   (35,144)
                                                                  ------------
        Net furniture and equipment                                   133,182

Other assets                                                           70,979
                                                                  ------------
Total assets                                                      $   671,430
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                     $   368,000
   Accounts payable                                                   146,464
   Accrued expenses                                                   103,362
   Accrued salaries                                                    66,226
                                                                  ------------
       Total current liabilities                                      684,052

Long term debt:
Convertible notes payable                                             175,000
Convertible note payable to related party                             135,000

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 9,000  shares issued and outstanding              90
   Series X convertible preferred stock, $.01 par value, 100,000
      shares authorized; 100,000  shares issued and outstanding         1,000
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding            870
Common stock, $.001 par value, 100,000,000 shares
      authorized; 27,345,184 shares issued and outstanding             27,345
Additional paid-in capital                                          8,184,653
Accumulated deficit                                                (8,536,580)
                                                                  ------------

       Total stockholders' deficit                                   (322,622)
                                                                  ------------

Total liabilities and stockholders' deficit                       $   671,430
                                                                  ============


                             See accompanying notes


                 POWER2SHIP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF OPERATIONS
       ONE MONTH TRANSITION PERIOD ENDED JUNE 30, 2003



Revenue:
Freight transportation                             $    77,895
Access services                                         35,000
                                                   ------------


       Total revenue                                   112,895

Operating expenses:
   Freight transportation                               39,254
   Selling, general and administrative:
        Salaries, benefits and consulting fees          97,706
        Other selling, general and administrative      106,274
   Research and development                             20,113
                                                   ------------

       Total operating expenses                        263,347
                                                   ------------

       Loss from operations                           (150,452)
                                                   ------------

Other income (expense):
   Interest income                                         401
   Interest expense                                    (17,365)
                                                   ------------

       Total other expense                             (16,964)
                                                   ------------

Net loss                                           $  (167,416)
Less: Preferred stock dividend                         (45,000)
                                                   ------------

Loss available to common shareholders              $  (212,416)
                                                   ============


Loss per share-basic and diluted                   $     (0.01)
                                                   ============

Weighted average shares outstanding
      - basic and diluted                           27,324,184
                                                   ============


                             See accompanying notes


                         POWER2SHIP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 ONE MONTH TRANSITION PERIOD ENDED JUNE 30, 2003



Cash flows from operating activities:
   Net loss                                                          $(167,416)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                     1,638
        Issuance of warrants for interest                               16,650
        Issuance of stock for services and compensation                 62,367
        Changes in operating assets and liabilities:
            Increase in receivables                                    (57,171)
            Decrease in prepaid insurance                                3,207
            Increase in accounts payable and accrued expenses           43,309
                                                                     ----------

               Net cash used in operating activities                   (97,416)
                                                                     ----------

Cash flows from investing activities:
   Purchases of property and equipment                                  (2,666)
                                                                     ----------

               Net cash used in investing activities                    (2,666)
                                                                     ----------

Cash flows from financing activities:
   Proceeds from convertible promissory notes                          100,000
   Proceeds from sale of preferred stock                                45,000
                                                                     ----------

               Net cash provided by financing activities               145,000
                                                                     ----------

               Net increase in cash and cash equivalents                44,918

Cash and cash equivalents, beginning of period                          18,400
                                                                     ----------

Cash and cash equivalents, end of period                             $  63,318
                                                                     ==========

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                          $       -
                                                                     ==========

   Cash paid for income taxes during the period                      $       -
                                                                     ==========

Non-cash transactions affecting investing & financing activities:

       Common stock issued for rent deposit                          $  39,500
                                                                     ==========

       Conversion of convertible note to short term promissory note  $ 125,000
                                                                     ==========

       Common stock issued as payment for accounts payable           $  88,833
                                                                     ==========


                             See accompanying notes

                         POWER2SHIP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

ORGANIZATION
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary and is currently its sole operating entity. The Company's patent pending system delivers supply chain, tracking and other logistics information to freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers. This information, which instantly becomes accessible through the Company's password-protected, web-based MobileMarket(TM), enables users to make better-informed, cost-effective logistics decisions.

The Company is licensed by the United States Department of Transportation as a broker, arranging for transportation of freight (except household goods) by motor carriers. Since March 2003 the Company's primary source of revenue has been derived from assisting shippers in finding transportation to move their inbound and outbound freight and track the freight while in transit thereby enabling them to optimize their supply chain and reduce their transportation, warehousing and inventory carrying costs. Also, the Company provides carriers with free, unlimited use of a web-based asset management system which tracks the location, destination and availability of their transportation equipment. In addition to helping better manage the utilization of their assets and drivers, information about available transportation equipment that meets a shipper's requirements automatically is offered to shippers through the MobileMarket(TM). The Company receives a brokerage or transaction fee each time a shipper selects a carrier through the MobileMarket(TM) to move its freight.


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

On February 27, 2004, as reported in Form 8-K, the Company's board of directors authorized a change in the Company's fiscal year from May 31 to June 30 in order to align the Company's quarterly reporting obligations with calendar quarters, resulting in a more traditional reporting pattern and thereby reducing potential confusion in the marketplace. As a result, this Form 10-KSB includes consolidated financial statements for the years-ended June 30, 2004, May 31, 2003 and the transition period associated with the changed fiscal year which is the one month period ended June 30, 2003.

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions have been eliminated.

RECLASSIFICATIONS
-----------------
Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

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

REVENUE RECOGNITION
-------------------
The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. Revenue from access fees is recognized in the month that access to the P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services is expected to be insignificant as a percentage of total revenue in the foreseeable future.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At June 30, 2004, the Company had no assets which were considered to be impaired.

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

RESEARCH AND DEVELOPMENT
------------------------
Research  and  development  costs  are  expensed  as  incurred.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At June 30, 2004, the Company's cash balances exceeded the insured limits by approximately $700,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at June 30, 2004. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

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

ADVERTISING
-----------
Advertising is expensed as incurred. Advertising expenses for the twelve months ended June 30, 2004 and May 31, 2003 totaled approximately $36,000 and $10,000 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on the consolidated financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the twelve months ended June 30, 2004 and May 31, 2003, the Company incurred losses from operations of $3,730,055 and $1,208,274, respectively and had negative cash flows from operations of $2,598,189 and $826,368, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

During the twelve months ended June 30, 2004, six customers accounted for 95% of the Company's revenue.Their individual percentages ranged from 2% to 67%. Four of the same customers accounted for 79% of the Company's accounts receivable at June 30, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

In November, 2002, the Chief Executive Officer received $20,000 from the Company in the form of a short-term demand note bearing interest at the rate of 6% per annum. As of May 31, 2003 the balance of the note and accrued interest was $20,985. This transaction occurred prior to the reverse merger when Freight Rate was a private company. In September, 2003, the note was paid in full.

In November, 2004, an employee received $6,000 from the Company in the form of a short-term demand note bearing interest at the rate of 18% per annum. As of June 30, 2004 the balance of the note and accrued interest was $4,250.

NOTE 6 - FURNITURE AND EQUIPMENT

At June 30, 2004, furniture and equipment consisted of the following:



                                                   Estimated
                                                  Useful lives
                                                  -------------
Computer Hardware & Software        $     166,024   5 years
Equipment                                  54,396   5 years
Furniture & Fixtures                       24,651   7 years
Leasehold Improvements                      3,028   4 years
                                    --------------
                                          248,099
   Less:  accumulated depreciation        (72,800)
                                    --------------

                                    $     175,299
                                    ==============

Depreciation expense was $37,656 and $7,659 for the years ended June 30, 2004 and May 31, 2003, respectively.

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In June, 2004, the Company issued $1,000,000 of its Series B Convertible Debentures to one accredited investor and paid commissions and expenses of $135,500 that were accounted for as deferred financing costs to be amortized over the terms of the Debentures. In addition, the company issued 816,260 common shares valued at $348,179 to the lender and placement agent that were also accounted for as deferred financing costs to be amortized over the terms of the Debentures. The Debentures mature on June 28, 2006, and earn interest of 5.00% per annum. The Debentures may be converted by the holder at any time into common stock at a conversion price equal to the lesser of an amount equal to 120% of the closing bid price of the common stock as of the closing date or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the Debentures, with three days notice at any time, by paying a premium of up to 20% of their original purchase price in a combination of cash and common stock. For the twelve months ended June 30, 2004, there was no accrued interest on the Debentures and no amortization of deferred financing costs. The Company has provided the Debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal

In March and April, 2004, the Company issued $1,747,000 of its Series A Convertible Debentures to 35 accredited investors and paid commissions and expenses of $227,110 that were accounted for as deferred financing costs to be amortized over the terms of the Debentures. In addition, the company issued 131,025 common shares valued at $55,031 to the lenders that were accounted for as additional interest costs. The Debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The Debentures may be converted by the holders at any time into common stock at a conversion price equal to the lesser of $.80 per share or 90% of the average closing bid price of the common stock for the ten trading days immediately preceding the date that a registration statement registering the shares of common stock underlying the Debentures becomes effective. The Company may redeem the Debentures, with fifteen days notice at any time, by paying a premium of up to 20% of their original purchase price in a combination of cash and common stock. For the twelve months ended June 30, 2004, the accrued interest on the Debentures was $66,867 (paid July 1, 2004) and amortization of deferred financing costs was $39,642. The Company has provided the Debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is required to set aside the equivalent of six months interest on the debentures in a separate account in the event of a default. At June 30, 2004, the Company had restricted cash of $124,474 for this purpose.

In December 2003 and January 2004, the Company issued a total of $340,000 of 18% short-term promissory notes to six individuals, paid commissions associated with the placement of such notes of $34,000 and issued the lenders a total of 185,458 shares of the Company's restricted common stock valued at $81,383. Interest expense for the twelve months ended June 30, 2004 on the notes was $14,790. The total of commissions, value of the common stock and interest of $130,173 was recorded as interest expense for the twelve months ended June 30, 2004. In March, 2004, the Company repaid $190,000 of these notes and converted $150,000 into Series A Convertible Debentures discussed above.

On July 15, 2003, the Company issued a promissory note in the amount of $170,000 for licenses to use certain logistics software. The note replaced a prior note for the licenses which was the subject of a lawsuit and other disputed claims by various parties. The new note was the result of a settlement agreement for all claims by all parties. The note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. If all the aforementioned payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 balance remaining of the note will be waived. At June 30, 2004, the outstanding balance on the note was $80,000 of which $20,000 was accounted for as long term notes payable and $60,000 as notes payable - short term.

In March 2003, the Company issued a $125,000 convertible promissory note to a private investor that also was a non-affiliated Company shareholder. In June 2003, the Company and the shareholder cancelled the old note and issued a new promissory note for $225,000 as the Company received an additional $100,000. In July 2003, the Company made a $100,000 principal payment on the $225,000 note and, in September 2003, repaid the $125,000 outstanding balance of the note, plus accrued interest of $4,000, with 25,800 shares of its Series B preferred stock convertible at $0.25 per share. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares or $129,000 has been recognized as preferred dividends during the fiscal quarter ended November 30, 2003.

On March 10,2003, the Company issued an 8% convertible promissory note due June 30, 2006 in the amount of $135,000 to its Chief Executive Officer in exchange for his forgiveness of $147,520 of accrued salary. The outstanding principal balance of the note may be converted at any time into common stock at a conversion price equal to the lesser of $1.51 per share or 50% of the average closing bid prices of the Company's common stock for the five trading days immediately preceding the date of such conversion but no less than $0.75 per share. During the twelve months ended June 30, 2004, $20,000 was repaid leaving a balance of $115,000.

On March 6, 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it had a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. As of June 30, 2004, the Company has accrued interest in the amount of $18,441 and the principal balance of the note is $175,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE
---------------
The Company leases office space under an operating lease commencing May 15, 2003. The lease terminates on May 31, 2007.

At June 30, 2004, minimum rental commitments are as follows:

     2005                 $     119,475
     2006                       125,213
     2007                        52,813
                          -------------
                          $     297,501
                          =============

Also required was an additional security deposit of $9,312 by June 1, 2004. This amount was secured by 50,000 shares of the Company's common stock valued at $39,500 which were deposited with the landlord in June, 2003 and returned in May, 2004 when the payment of the additional deposit was made.

For the years ended June 30, 2004 and May 31, 2003, rent expense was $121,586 and $26,712, respectively.

In addition , the Company leases a phone system and a copier with total rental commitments of $24,412 through March 31, 2007.

At June 30, 2004, minimum rental commitments are as follows:

     2005                 $     10,780
     2006                       10,780
     2007                        2,852
                          -------------
                          $     24,412
                          =============

Total amounts expensed for the years ended June 30, 2004 and May 31, 2003, was $9,576 and $1,797, respectively.

LICENSE AGREEMENT
-----------------
The Company has entered into an agreement with a vendor for GPS devices which requires the company to pay the vendor a monthly royalty fee on each device once it is put into service with a customer. For the year ended June 30, 2004, the company paid $5,325 in connection with this agreement.

CONTINGENCIES
-------------
In January 2004, we were named as one of a number of defendants in a civil action filed in the U.S. District Court for the Southern District of New York titled Dale Sobek and Seema Bhagat vs. Joseph Quattrochi, Cardinal Capital Management, Inc., R&M Capital Partners, Inc., Power2Ship, Inc. and Madison Stock Transfer, Inc, case number 03CV10219. The lawsuit was filed by a stockholder of our company who purportedly acquired shares of our common stock from another of our stockholders in May 2002 and received additional shares as collateral from the selling stockholder. Following the transaction, the selling stockholder induced our transfer agent to issue it replacement shares for the shares of our common stock allegedly provided to the plaintiff as collateral. The plaintiff's are alleging breach of contract and racketeering and are seeking punitive damages from all defendants of $5,000,000 and $750,000 for conversion by certain of the defendants, including our company. We believe that the claim is without merit as it pertains to our company and we have filed a motion to dismiss all claims with prejudice. The motion is pending judicial determination.

In April 2004, we obtained an order for provisional relief from the Supreme Court of the State of New York, County of Kings, against Flow Capital Advisors et al in the matter of Power2Ship, Inc. vs. Flow Capital Advisors, Inc., Douglas
F. Gass and Madison Stock Transfer, Inc. restraining Flow Capital from transferring or in any manner encumbering any securities of Power2Ship held by it. Flow Capital received 779,155 shares of our common stock and an option to purchase 200,000 shares of our common stock, in addition to other compensation, pursuant to two consulting agreements between Flow Capital and Power2Ship. In our compliant we alleged that the first consulting agreement represented a wrongful usurping of corporate opportunity by the principal shareholder of Flow Capital and that both consulting agreements were fraudulently obtained through material omissions and misrepresentations made prior to, and after, entering into the consulting agreements. In May 2004, we initiated an arbitration proceeding under the rules of the American Arbitration Association in Florida to resolve this dispute and discontinued our legal action in the Supreme Court of the State of New York. In July 2004, Mr. Gass and Flow Capital Advisors entered a motion in the Broward County, Florida 17th Judicial Circuit Court to stay the arbitration. We submitted our answer to the complaint and counterclaims to the court on August 12, 2004. The court granted the motion to stay the arbitration and the matter remains pending.

NOTE 9 - EMPLOYMENT AGREEMENTS

Effective January 1, 2003, the Company commenced a five-year employment agreement with its Chief Executive Officer, Richard Hersh. The term of employment may be automatically renewed for successive one year terms beginning on the five-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Hersh elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Hersh will receive a base salary and became eligible to receive a bonus based on the financial performance of the Company. This summary of the employment agreement is qualified by reference to the complete text of the employment agreement which was filed on May 15, 2003 as an exhibit to the Company's Form 10-QSB for the period ended March 31, 2003.

Effective January 1, 2003, the Company commenced a four-year employment agreement with its Vice President of Technology, John Urbanowicz. The term of employment may be automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Urbanowicz elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Urbanowicz will receive a base salary and became eligible to receive a discretionary bonus based on performance. This summary of the employment agreement is qualified by reference to the complete text of the employment agreement which was filed on May 15, 2003 as an exhibit to the Company's Form 10-QSB for the period ended March 31, 2003.

Effective April 15, 2003, the Company commenced a four-year employment agreement with its President, Michael J. Darden. The term of employment may be automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Darden elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Darden will receive a base salary, he was granted a certain number of stock options subject to a specified vesting period and became eligible to receive a bonus based on the financial performance of the Company. This summary of the employment agreement is qualified by reference to the complete text of the employment agreement which was filed on May 15, 2003 as an exhibit to the Company's Form 10-QSB for the period ended March 31, 2003.

At June 30, 2004, the aggregate commitments pursuant to the employment agreements with our executive officers are as follows:

               2005           $ 520,266
               2006             600,987
               2007             513,111
               2008             155,520
                          -------------
                             $1,789,884
                          =============

NOTE 10 - INCOME TAXES

The Company had available at June 30, 2004, operating loss carryforwards for federal and state taxes of approximately $8,700,000, which could be applied against taxable income in subsequent years through 2024. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:



                                                                    2004      Percent     2003    Percent
                                                                ------------  --------  ---------  -------
Income tax benefit computed at
   Federal statutory tax rate                                   $ 1,488,000      34.0%  $ 760,000    34.0%
State tax, net of
   Federal benefits                                                 145,000       3.5      78,000     3.5
Non-deductible non-cash
   expenses                                                        (457,000)    (10.5)    (79,000)  (10.4)

Reinstatement/change in deferred tax asset valuation allowance   (1,176,000)    (27.0)   (759,000)  (27.1)
                                                                ------------  --------  ----------  ------

Provision for income taxes                                      $         -         -%  $       -       -%
                                                                ============  ========  ==========  ======


Temporary differences that give rise to significant deferred tax assets are as follows:



                                     2004          2003
                                 ------------  ------------
Net operating loss carryforward  $ 3,266,000   $ 2,090,000
                                 ============  ============

Total deferred tax assets          3,266,000     2,090,000

Valuation allowance               (3,266,000)   (2,090,000)
                                 ------------  ------------

Net deferred tax asset           $         -   $         -
                                 ============  ============

NOTE 11 - STOCKHOLDERS' EQUITY

SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------
During June, 2003, the Company sold 9,000 shares of its Series B convertible preferred stock for $45,000. During the twelve months ended June 30, 2004, the Company sold 163,200 shares of its Series B convertible preferred stock for $816,000 and issued 25,800 shares as repayment of a promissory note and accrued interest thereon (see Note 7). The shares are convertible into the Company's common stock at a price of $0.25 per share and are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. The value of this beneficial conversion feature in the amount of $857,840 was recognized as preferred dividends, $45,000 in June, 2003 and $812,840 during the twelve months ended June 30, 2004. In addition, on June 30, 2004, 233,336 shares of common stock valued at $87,732, the fair value at the date of issuance, were issued as a dividend. This offering has been completed.

SERIES C CONVERTIBLE PREFERRED STOCK
------------------------------------
During the twelve months ended June 30, 2004, the Company sold 10,832 shares of its Series C convertible preferred stock for $324,960 less commissions of $30,000. These shares are convertible into 1,083,200 shares of the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10%, include warrants to purchase 541,600 shares of common stock at $1.00 per share for a period of three years and have preferred registration rights. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933. The conversion provision for these securities represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.30 from the market price of the common stock on the date the preferred shares were issued. The value of this beneficial conversion feature in the amount of $317,472 was recognized as preferred dividends.

SERIES X CONVERTIBLE PREFERRED STOCK
------------------------------------
During the nine months ended March 31, 2004, the Company issued 5,700,000 shares of common stock in exchange for its 100,000 shares of Series X convertible preferred stock.

COMMON STOCK
------------
During June, 2003, the Company granted 180,000 shares of common stock to vendors and employees and recorded the shares at their fair market value of $151,200 at an average price of $.84 per share.

During the twelve months ended June 30, 2004, the Company entered into an agreement with a consultant resulting in the issuance of 600,000 shares of common stock valued at $300,000. Pursuant to the consulting agreement, one-half of these shares, valued at $150,000, were earned and expensed upon issuance and the other half was recorded as deferred compensation and will be earned on September 1, 2004 unless the agreement is terminated by either party prior to that date. In August, 2004, the Company notified the consultant that it was terminating the agreement.

During the twelve months ended June 30, 2004, the Company granted 1,085,208 shares of common stock to vendors, employees and consultants and recorded the shares at their fair market value of $300,642.

During the twelve months ended June 30, 2004, the Company sold 1,128,400 shares of common stock to individual investors residing outside of the United States for $714,745 less offering costs and discounts of $428,847 netting $285,898.

During the twelve months ended June 30, 2004, the issued 948,275 shares of common stock pursuant to anti-dilution agreements with respect to the issuance of common stock to the holders of the Company's Series X convertible preferred stock. This figure restates the 2,143,000 common shares reported as being issued related to anti-dilution provisions in the Company's 10-QSB for the period ended November 30, 2003. The shares were recorded at par value of $948.

During the twelve months ended June 30, 2004, the Company issued 441,483 shares of common stock to various lenders and recorded interest expense of $209,170.

On June 28, 2004, the Company entered into a Standby Equity Distribution Agreement with an institutional investor pursuant to which the investor granted the Company the right to put up to $10,000,000 of the Company's registered shares of common stock to it. This right commences on the date that the Company's registration statement, registering the resale of the shares that may be put to the investor, becomes effective and continues for up to the following two years. The Company may put up to $500,000 of its shares to the investor as frequently as every seven trading days at a price per share equal to 98% of the lowest price (using the daily volume weighted average price) of the common stock during the five trading days following the date on which the Company notifies the investor of its intent to put the shares. The Company issued 816,260 shares valued at $310,179 to the investor and the placement agent upon entering into this agreement and agreed to pay the investor 5% of the gross amount of any shares put to the investor. The value of these shares was treated as deferred financing costs to be amortized over the life of the agreement.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:


                                                                Twelve Months Ended
                                                                  -------------------

                                                             June 30,2004       May 31,2003
                                                             -------------      ------------
Loss available to common shareholders:      As reported     $(5,481,929)        $(2,235,872)
                                                              ==========          =========

                                            Pro forma       $(5,725,481)        $(2,385,881)
                                                              ==========          =========

Loss per share, basic and diluted:          As reported        $ (0.17)             $(0.09)
                                                              ==========          =========

                                            Pro forma           $(0.17)              $(0.10)
                                                              ==========          =========

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:


                                                        2004          2003
                                                        ----          ----
Dividend yield                                           None         None
Expected volatility factor                             57 - 88 %     0 - 64%
Approximate risk free interest rates                      3%           3%
Expected lives, in years                                 1-30        1 - 5


The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

STOCK OPTIONS
-------------
In November 2003, in connection with a twelve-month Business Advisory Agreement, the Company granted a securities advisor an option to purchase 500,000 shares of its common stock at a price of $.01 per share. These options were exercised in June, 2004. Using the Black-Scholes option-pricing model, $270,000 was expensed.

In December 2003 and April 2004, the Company granted options to purchase 71,500 and 250,000 shares of common stock to certain employees and directors of the Company. The options expire in three to five years from the grant date. The options are exercisable at prices ranging from $.31 to $.52 per share which were equal to or above the fair values of the common stock at the respective grant dates. Accordingly, under APB 25, no compensation was recognized.

In April 2004, the Company granted options to purchase 320,334 shares of common stock to consultants and charged $85,683 to expense for the fair value of the instruments granted using the Black-Scholes option-pricing model. The Company also cancelled 100,000 options for one of the consultants.

A  summary  of  the  stock  option  activity  is  as  follows:

                                      Weighted
                                      Average
                                      Exercise        Number     Exercise Price
                                       Price       of Options     Per Option
                                     --------      ----------     ----------
Outstanding options at May 31, 2002   $0.38         7,224,649        $0.38
Granted                               $0.43         7,262,030   $0.01 - $.052
                                                   ----------

Outstanding options at May 31, 2003   $0.40        14,486,679   $0.38 - $1.01
Granted                                 -                -            -
                                                   ----------

Outstanding options at June 30, 2003  $0.40        14,486,679   $0.38 - $1.01
Granted                               $0.19         1,141,834   $0.01 - $.052
Cancelled                             $0.56          (100,000)          $0.56
Exercised                             $0.01          (500,000)          $0.01
Expired                               $0.42          (274,764)  $0.38 - $0.75
                                                   ----------

Outstanding options at June 30, 2004  $0.40        14,753,749   $0.31 - $1.01
                                                   ==========

Exercisable options at June 30, 2004  $0.39        14,578,749   $0.01 - $0.75
                                                   ==========

The following table summarizes information concerning stock options outstanding at June 30, 2004.


                                                Weighted      Weighted
                                                average       average
                           Number of Options   remaining      exercise
Range of Exercise Price      Outstanding     life in years     price
------------------------     -----------     -------------     ------

0.31 - 0.40                  13,345,973           2.36        $ 0.37
0.50 - 0.56                   1,107,776           1.29        $ 0.55
1.01                            300,000           3.29        $ 1.01
                            -----------
                             14,753,749
                            ===========



WARRANTS
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

During June, 2003, the Company granted 75,000 warrants to purchase shares of the Company's common stock at $0.79 per share which expired on June 5, 2004 to the lender in connection with receiving proceeds of a loan. The warrants were valued at $16,650 and expensed as interest.

During the twelve months ended June 30, 2004, the Company granted 541,600 warrants to purchase shares of the Company's common stock at $1.00 per share of which 500,000 expire on July 14, 2006 and 41,600 expire on December 8, 2006 to the investors in the Company's Series C convertible preferred stock and 100,000 warrants at $2.00 per share that expire on July 14, 2006 to the sales agent responsible for the private placement. No expense was recognized on the transaction as both the charge and the credit were to additional paid in capital.

During the twelve months ended June 30, 2004, the Company granted 395,200 warrants to purchase shares of the Company's common stock at prices ranging from $0.53 to $0.78 per share which expire three years from their grant dates to various employees. Accordingly, under APB 25, no compensation was recognized.

During the twelve months ended June 30, 2004, the Company granted 323,715 warrants to purchase shares of the Company's common stock at prices ranging from $0.38 to $1.29 per share which expire three years from the date granted to vendors and consultants. The warrants were valued at $213,805 and expensed as consulting and legal fees.

During the twelve months ended June 30, 2004, the Company granted 600,000 warrants to purchase shares of the Company's common stock at $0.75 per share which expire on March 31, 2007 to a consultant for providing the Company with financial services for a period of one year. Pursuant to the consulting agreement, 300,000 warrants, valued at $58,410, were earned and expensed upon issuance and the other 300,000 warrants were recorded as deferred compensation and will be earned on September 1, 2004 unless the agreement is terminated by either party prior to that date. In August, 2004, the Company notified the consultant that it was terminating the agreement.

During the twelve months ended June 30, 2004, the Company granted 1,091,875 warrants to purchase shares of the Company's common stock at prices ranging from $0.45 to $0.80 per share which expire between March 9, 2007 and April 30, 2007 to the placement agent for the Series A Convertible Debentures. The warrants were valued at $133,462 and treated as deferred financing costs.

During the twelve months ended June 30, 2004, the Company granted 873,500 warrants to purchase shares of the Company's common stock at $0.45 per share which expire between March 9, 2007 and April 30, 2007 to the holders of the Company's Series A Convertible Debentures. The warrants were valued at $108,160 and treated as discount on notes payable to be amortized over the life of the debentures as additional interest expense. At June 30, 2004, the remaining balance of the discount was $94,920.

A  summary  of  the  warrant  activity  is  as  follows:


                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                           Price      Warrants     Per Warrant
                                          -------      --------     -----------
Outstanding warrants at May 31, 2002       $0.83      1,538,569    $0.75 - $1.51
Granted                                    $0.79      2,374,635    $0.38 - $2.00
                                                      ---------

Outstanding warrants at May 31, 2003       $0.56      3,913,204    $0.75 - $2.00
Granted                                    $1.36        140,700    $0.79 - $2.00
                                                      ---------

Outstanding warrants at June 30, 2003      $0.56      4,053,904    $0.75 - $2.00
Granted                                    $0.67      4,746,224    $0.38 - $2.00
Expired                                    $0.85       (529,089)   $0.75 - $1.51
                                                      ----------

Outstanding warrants at June 30, 2004      $0.73      8,271,039    $0.38 - $2.00
                                                      ==========

Exercisable warrants at June 30, 2004      $0.74      7,771,038    $0.38 - $2.00
                                                      ==========

The following table summarizes information concerning warrants outstanding at June 30, 2004.


                                                   Weighted      Weighted
                                                  average        average
                                                  remaining      exercise
Range of Exercise Price    Number of Warrants    life in years    price
------------------------  ------------------    -------------    ------
0.38  -  0.80                     6,952,754         1.99        $ 0.64
1.00  -  1.30                     1,050,769         1.75        $ 1.07
1.50  -  2.00                       267,516         1.86        $ 1.81
                          ------------------

                                  8,271,039
                          ==================



NOTE 12 - SUBSEQUENT EVENTS

On July 28, 2004, the Company cancelled options to purchase 221,755 common shares and issued the same number of warrants expiring on March 11, 2006 as part settlement of a pending dispute between the company and a former officer.

On August 16, 2004, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 100 million to 250 million. This action was approved unanimously by the Company's Board of Directors and consented to in writing by shareholders of the Company holding a majority of its issued and outstanding voting stock in lieu of having a special meeting of shareholders.

The Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past, or may contribute to it in the future, in consideration for 200,000 shares of the Company's common stock per executive that is to be issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property.