Form 10QSB
period 2004-09-30
POWER2SHIP INC
filed 2004-11-15
CIK 1082733

3
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                         FOR  THE  TRANSITION  PERIOD  FROM         TO
                                                            --------   ---------

                         Commission File Number 0-25753
                               -------------------

                                POWER2SHIP, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                     87-04496677
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


903 CLINT MOORE ROAD, BOCA RATON, FLORIDA33487-2802
  (Address of principal executive offices)


                                 (561) 998-7557
                           (Issuer's telephone number)


                                 not applicable
                        --------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the number of outstanding shares of the issuer's common stock was 39,591,289.

     Transitional  Small Business Disclosure Format (check one): Yes [ ] No [X]
 ------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, September 30, 2004                    4

         Consolidated Statements of Operations, Three Months Ended
            September 30, 2004 and 2003                                    5

         Consolidated Statements of Cash Flows, Three Months Ended
            September 30, 2004 and 2003                                    6

         Selected Notes to Consolidated Financial Statements for
           the Quarterly Period Ended September 30, 2004                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation        14

Item 3.  Controls and Procedures                                          20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits                                                         21

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                         POWER2SHIP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                      $    528,756
   Receivables, net of allowance of $2,963                             468,743
   Prepaid insurance                                                    37,339
                                                                  -------------
        Total current assets                                         1,034,838

Furniture and equipment                                                367,911
     Less: accumulated depreciation                                    (85,355)
                                                                  -------------
        Net furniture and equipment                                    282,556

Deferred financing costs                                               775,528
Intangible asset, net of accumulated amortization of $18,834           207,166
Restricted cash for interest on debentures                             124,474
Other assets                                                            50,682
                                                                  -------------

Total assets                                                      $  2,475,244
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                     $     60,000
   Accounts payable                                                    133,610
   Accrued expenses                                                    253,212
   Accrued salaries                                                     59,713
                                                                  -------------
       Total current liabilities                                       506,535

Long term debt:
Long term notes payable                                                  5,000
Convertible notes payable less discount of $178,143                  3,743,857
Convertible note payable to related party                              115,000

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 198,000  shares issued and outstanding          1,980
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 10,832 shares issued and outstanding              108
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding             870
   Common stock, $.001 par value, 250,000,000 shares
      authorized; 38,855,289 shares issued and outstanding              38,855
   Additional paid-in capital                                       12,118,388
   Accumulated deficit                                             (14,055,349)
                                                                  -------------

       Total stockholders' deficit                                  (1,895,148)
                                                                  -------------

Total liabilities and stockholders' deficit                       $  2,475,244
                                                                  =============


                             See accompanying notes
                                        4


                               POWER2SHIP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                Three months ended
                                                   ------------------------------------------
                                                    September 30, 2004    September 30, 2003
                                                   --------------------  --------------------
Revenue:
  Freight transportation                           $           730,726   $           334,652
  Access services                                                    -               105,000
                                                   --------------------  --------------------

       Total revenue                                           730,726               439,652

Operating expenses:
   Freight transportation                                      651,772               295,796
   Selling, general and administrative:
        Salaries, benefits and consulting fees                 614,814               671,429
        Other selling, general and administrative              406,941               304,627
   Research and development                                     87,188                76,441
                                                   --------------------  --------------------

       Total operating expenses                              1,760,715             1,348,293
                                                   --------------------  --------------------

       Loss from operations                                 (1,029,989)             (908,641)
                                                   --------------------  --------------------

Other income (expense):
   Interest income                                                   9                   353
   Interest expense                                           (197,132)              (85,731)
   Other income                                                      -                    50
                                                   --------------------  --------------------

       Total other expense                                    (197,123)              (85,328)
                                                   --------------------  --------------------

Net loss                                           $        (1,227,112)  $          (993,969)
                                                   ====================  ====================


Loss per share-basic and diluted                   $             (0.03)  $             (0.04)
                                                   ====================  ====================

Weighted average shares outstanding
      - basic and diluted                                   38,668,813            27,570,670
                                                   ====================  ====================


                             See accompanying notes
                                        5


                                          POWER2SHIP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                    Three months ended
                                                                        ------------------------------------------
                                                                         September 30, 2004    September 30, 2003
                                                                        --------------------  --------------------
Cash flows from operating activities:
   Net loss                                                             $        (1,227,112)  $          (993,969)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                 12,555                 9,059
        Amortization of intangible asset                                             18,834                     -
        Amortization of deferred financing costs                                     91,081                     -
        Amortization of discount on notes payable                                    22,737                     -
        Issuance of stock options and warrants
          for services and conversion                                                22,841                36,064
        Issuance of stock for services and interest                                 108,799               271,158
        Changes in operating assets and liabilities:
            (Increase) decrease in receivables                                     (149,654)              118,162
            Decrease in prepaid insurance                                            21,700                 9,624
            Decrease in other assets                                                      -                 2,000
            Decrease in accounts payable and accrued expenses                      (100,343)             (136,871)
                                                                        --------------------  --------------------

               Net cash used in operating activities                             (1,178,562)             (684,773)
                                                                        --------------------  --------------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (9,812)              (12,041)
                                                                        --------------------  --------------------

               Net cash used in investing activities                                 (9,812)              (12,041)
                                                                        --------------------  --------------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $100,000
      and $0, respectively                                                          900,000                     -
   Repayments of promissory notes                                                   (15,000)             (145,000)
   Repayments of promissory notes - related party                                         -               (20,000)
   Proceeds from sale of preferred stock net of costs of $30,000
      and $0, respectively                                                                -               981,500
   Proceeds from sale of common stock net of costs of $0
      and $201,428, respectively                                                          -               121,477
                                                                        --------------------  --------------------

               Net cash provided by financing activities                            885,000               937,977
                                                                        --------------------  --------------------

               Net increase (decrease) in cash and cash equivalents                (303,374)              241,163

Cash and cash equivalents, beginning of period                                      832,130                63,318
                                                                        --------------------  --------------------

Cash and cash equivalents, end of period                                $           528,756   $           304,481
                                                                        ====================  ====================

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                             $                 -   $                 -
                                                                        ====================  ====================

   Cash paid for income taxes during the period                         $                 -   $                 -
                                                                        ====================  ====================


                             See accompanying notes
                                        6

                         POWER2SHIP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

ORGANIZATION
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary and is currently its sole operating entity. The Company's patent pending system delivers supply chain, tracking and other logistics information to freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers. This information, which is accessible through the Company's password-protected, web-based MobileMarket(TM), enables users to make better-informed, cost-effective logistics decisions.

The Company is licensed by the United States Department of Transportation to arrange for the transportation of freight (except household goods) by motor vehicle. Since October 2002 the Company's primary source of revenue has been derived by providing freight transportation for its shipper customers using various independent carriers located throughout the United States. In addition, the Company's MobileMarket(TM) system keeps track of the freight while it is in transit which assists shippers to optimize their supply chain and reduce their transportation, warehousing and inventory carrying costs. Also, the Company provides carriers with free, unlimited use of a web-based asset management system which tracks the location, destination and availability of their transportation equipment. In addition to helping better manage the utilization of their assets and drivers, information about available transportation equipment that meets a shipper's requirements automatically is offered to shippers through the MobileMarket(TM). In most instances, the Company will generate revenue when a shipper selects a carrier through the MobileMarket(TM) to move its freight.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended June 30, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2004 and 2003, the Company incurred net losses of $1,227,112 and $993,969, respectively. During the three months ended September 30, 2004 and 2003, the Company had negative cash flows from operations of $1,178,562 and $684,773, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends continue raising additional funds by way of public and/or private offerings. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

REVENUE RECOGNITION
-------------------
The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the reported revenue streams of the Company:

     - Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. In these transactions, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier and we have latitude in pricing decisions.

     - Access services revenue is recognized in the month that access to the P2S MobileMarket(TM) is provided to customers.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At September 30, 2004, the Company had no assets which were considered to be impaired.

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

INTERNAL USE SOFTWARE AND WEB SITE DEVELOPMENT COSTS
----------------------------------------------------
The Company uses SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" to determine whether to expense or capitalize the costs associated with the development of its internal use software and Web site. Any costs incurred by the Company in creating its computer software and Web site are charged to expense until the technological feasibility of the computer software and Web site have been established. Thereafter, all software and Web site productions costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The internal use software and web site development costs incurred by the Company since its inception have been expensed since they are incurred prior to technological feasibility. Once the Company has established technological feasibility by completing a working model of its software and Web site that has been confirmed by testing, it immediately becomes available for general release to customers.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At September 30, 2004, the Company's cash balances exceeded the insured limits by approximately $400,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at September 30, 2004. Two customers accounted for 65% of the Company's accounts receivable at September 30, 2004. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

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

NOTE 3 - INTANGIBLE ASSETS

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock that is to be issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of two years from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense of $18,834 for the first quarter of fiscal year 2005.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On June 28, 2004 the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP to sell Cornell $2,000,000 of our Series B 5% Secured Convertible Debentures. Under the terms of this agreement, in June 2004 we issued $1,000,000 principal amount of the Series B 5% Secured Convertible Debentures to Cornell and in September, 2004, pursuant to the terms of the Securities Purchase Agreement and following the filing of a registration statement with the SEC which included the shares of common stock issuable upon the conversion of the Series B 5% Secured Convertible Debentures, the Company issued an additional $1,000,000 of its Series B 5% Convertible Debentures to Cornell. In connection with the September issuance, the Company paid commissions and expenses of $100,000 that were accounted for as deferred financing costs to be amortized over the term of the debentures. The debentures mature in June and September, 2006, and earn interest of 5.00% per annum payable at maturity. The debentures may be converted by the holder at any time into common stock at a conversion price equal to the lesser of an amount equal to 120% of the closing bid price of the common stock as of the closing date or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debentures, with three days notice at any time, by paying a premium of 20% of their original purchase price in a combination of cash and common stock. The Company has granted the debenture holders a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal.

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK
------------
On August 16, 2004, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 100 million to 250 million. This action was approved unanimously by the Company's Board of Directors and consented to in writing by shareholders of the Company holding a majority of its issued and outstanding voting stock in lieu of having a special meeting of shareholders.

In March 2004, the Company issued 600,000 shares of common stock valued at $300,000 pursuant to a consulting agreement. One-half of these shares, valued at $150,000, were earned and expensed upon issuance and the other half was recorded as $150,000 of deferred compensation to be earned on September 1, 2004 unless the agreement was terminated by either party prior to that date. In August, 2004, the Company notified the consultant that it was terminating the agreement, the shares were returned by the consultant reducing common stock outstanding by 300,000 shares and deferred compensation was reduced by $150,000,

During the three months ending September 30, 2004, the Company issued 307,143 shares of common stock to four consultants who provided various general management and business advisory services and recorded the shares as consulting expense at their fair market value of $108,799.

During the three months ending September 30, 2004, the Company issued 600,000 shares of common stock to three of its executives and recorded the shares at their fair market value of $226,000 (see Note 3 Intangible Assets for additional details).

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:

                                        Three Months Ended September 30,
                                         ------------------------------
                                               2004         2003
                                               ----         ----
Loss available to
 common shareholders:         As reported  $(1,227,112)   $(993,969)
                                             =========      ========

                              Pro forma    $(1,217,832)   $(1,008,204)
                                             =========      ========

Loss per share,
 basic and diluted:           As reported     $ (0.03)     $ (0.04)
                                             =========      ========

                              Pro forma       $ (0.03)     $ (0.04)
                                             =========      ========

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                     2004       2003
                                                     ----       ----
Dividend yield                                       None       None
Expected volatility factor                         57 - 88 %   0 - 64%
Approximate risk free interest rates                  5%         3%
Expected lives, in years                             1-30       1-5

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

STOCK OPTIONS
-------------
In August 2004, the Company cancelled 221,755 options which had been issued to its former Chairman in accordance with an agreement between the parties.

A summary of the stock option activity is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price    of Options     Per Option
                                         --------    ----------     ----------

Outstanding options at June 30, 2004       $0.40     14,753,749   $0.31 - $1.01
Cancelled                                  $0.38       (221,755)      $0.38
                                                      ---------
Outstanding options at September 30, 2004  $0.40     14,531,994   $0.31 - $1.01
                                                     ==========
Exercisable options at September 30, 2004  $0.39     14,356,994   $0.31 - $1.01
                                                     ==========

The following table summarizes information concerning stock options outstanding at September 30, 2004.



                                             Weighted    Weighted
                                             average     average
                        Number of Options     remaining    exercise
Range of Exercise Price     Outstanding    life in years    price
------------------------    -----------    -------------    ------
0.31 - 0.40                 13,124,218           2.12      $ 0.37
0.50 - 0.56                  1,107,776           1.04      $ 0.55
1.01                           300,000           3.04      $ 1.01
                            -----------
                            14,531,994
                            ===========

The following table summarizes information concerning stock options exercisable at September 30, 2004.



                                           Weighted
                                            average
                                           exercise
Range of Exercise Price   Number of Options  price
------------------------  -----------------  ------
0.31 - 0.40                   13,124,218    $ 0.37
0.50 - 0.56                    1,082,776    $ 0.55
1.01                             150,000    $ 1.01
                        -----------------
                               14,356,994
                        =================


WARRANTS
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

In March, 2004, the Company granted 600,000 warrants to purchase shares of the Company's common stock at $0.75 per share which expire on March 31, 2007 to a consultant for providing the Company with financial services for a period of one year. Pursuant to the consulting agreement, 300,000 warrants, valued at $58,410, were earned and expensed as consulting fees upon issuance and the other 300,000 warrants were recorded as $58,410 of deferred compensation to be earned on September 1, 2004 unless the agreement was terminated by either party prior to that date. In August, 2004, the Company notified the consultant that it was terminating the agreement, the 300,000 warrants were returned by the consultant for cancellation and the previously recorded deferred compensation was eliminated.

A summary of the warrant activity is as follows:

                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price      Warrants      Per Warrant
                                          -------      --------      -----------

Outstanding warrants at June 30, 2004     $0.73        8,271,039    $0.38-$2.00
Granted                                   $0.38          221,755         $0.38
Cancelled                                 $0.75         (300,000)        $0.75
Expired                                   $0.75          (13,242)        $0.75
                                                        ---------

Outstanding warrants at
 September 30, 2004                       $0.72        8,179,552    $0.38-$2.00
                                                       ==========

Exercisable warrants at
 September 30, 2004                       $0.73        7,979,551    $0.38-$2.00
                                                       ==========

The following table summarizes information concerning warrants outstanding at September 30, 2004:


                                                Weighted    Weighted
                                                 average     average
                                                remaining   exercise
Range of Exercise Price   Number of Warrants  Life in years  price
------------------------  ------------------  -------------  ------
0.38  -  0.80                     6,861,267        1.62      $ 0.63
1.00  -  1.30                     1,050,769        1.50      $ 1.07
1.50  -  2.00                       267,516        1.60      $ 1.81
                          ------------------

                                  8,179,552
                          ==================

The following table summarizes information concerning warrants exercisable at September 30, 2004:


                                             Weighted
                                              average
                                             exercise
Range of Exercise Price   Number of Warrants  price
------------------------  ------------------  ------

0.38  -  0.80                 6,661,266       $ 0.63
1.00  -  1.30                 1,050,769       $ 1.07
1.50  -  2.00                   267,516       $ 1.81
                          ------------------

                              7,979,551
                          ==================


NOTE 6 - SUBSEQUENT EVENTS

In November, 2004, the Company loaned $100,000 to an unaffiliated, non-asset based, freight transportation company. The loan has an interest rate of 5% per annum, matures on January 3, 2005 and is secured by a pledge of all of the issued and outstanding capital stock of the borrower.

In October and November, 2004 the Company issued $110,000 principal amount unsecured promissory notes to two private lenders that are unaffiliated third parties. The notes have an interest rate of 5% per annum which accrues until they mature on January 3, 2005 The net proceeds of these notes were used to make the loan to the unaffiliated, non-asset based, freight transportation company described above. In conjunction with these loans, the Company paid loan fees totaling $10,000.

The Company entered into a one-year consulting agreement with a principal shareholder, who is not a member of the Company's management, to provide business advisory services in consideration for 150,000 shares of common stock.

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

CRITICAL  ACCOUNTING  POLICIES

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us:

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

     -     Revenue Recognition. The Company recognizes freight transportation
           --------------------
revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket(TM) is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers defining the scope of work, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are non-recurring and are expected to significantly decrease in total and as a percent of total revenue in future periods.

     -     Stock Based Compensation. The Company uses SFAS No. 123, "Accounting
           ------------------------
for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

OVERVIEW

     We operate as an application service provider (ASP) that delivers supply chain, tracking and logistics information to the freight industry. We began reporting revenue during the fourth quarter of fiscal 2003 following our March
2003 merger with Freight Rate, Inc.   We provide logistics information and
services to shippers that need to have truckloads of goods transported to or from their facilities. We also provide logistics information and services to trucking companies (carriers) that operate fleets of trucks which enable these companies to manage the utilization of their transportation assets and personnel. Our mission is to provide our members with easily accessible and useful information that allows them to be more profitable by improving the utilization of transportation assets and optimizing the efficiency of the supply chain.

     We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket(TM) system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of our shipper customers from whom we generated revenues from four at September 30, 2003 to 21 at September 30, 2004. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since these agreements do not commit them to using us for any specific volume of transportation services.

     We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to successfully build our company we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer's inbound and outbound transportation business. We spent $63,035 in the first quarter of fiscal year 2005 compared to $22,395 in the first quarter of fiscal year 2004 in marketing our services to potential carriers and shippers. As of September 30, 2004, approximately 1,750 carriers had registered on our website to become members as compared with approximately 270 of carriers at September 30, 2003. Of the 1,750 carriers that are currently registered to participate in our MobileMarket(TM), approximately 400 have entered into carrier agreements with us and provided us with proof that they maintain the required levels of liability insurance. We have used approximately 342 of these carriers to transport freight for our shipper customers. We intend to continue to increase our marketing efforts during fiscal 2005, including utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

     Total revenue generated during the three months ended September 30, 2004, our first quarter of fiscal 2005, increased by $291,074, or approximately 66%, as compared with total revenue generated during the comparable three-month period in 2003, our first quarter of fiscal 2004. The increase during the first quarter of fiscal 2005 consisted of the following:

     - Freight transportation revenue increased $396,074, or approximately 118%. Approximately $113,724 or 29% of this increase was attributable to revenue generated from Tire Kingdom and Carroll Tire, two subsidiaries of TBC Corporation. The remainder of the $282,350 increase in revenue was attributable to an increase in our number of shipper customers to 21 at September 30, 2004 from 4 as of September 30, 2003. We anticipate that revenue from freight transportation will increase in fiscal 2005 as discussed below.

     - Revenue from access services decreased $105,000 or 100%. We generated no revenue from access services during the first quarter of fiscal 2005 as our contract with The Great Atlantic and Pacific Tea Company, Inc., which had generated $105,000 in the comparable 2004 period, was terminated in January 2004. Access services provide unlimited use of the information available through the Power2Ship MobileMarket(TM) for a fixed monthly fee. While we market these services to current and prospective customers, we cannot predict if we will report significant revenue from access services in future periods.

     We anticipate that revenue will continue to increase in the remainder of fiscal 2005. We expect that our increased sales and marketing efforts which were begun in fiscal 2004 will result in additional shipper customers from whom we will generate increased revenues from freight transportation services. Our business model also includes, subject to the availability of sufficient financing, the acquisition of one or more truck transportation services companies which, if consummated, will also increase our revenue. We are not, however, a party to any acquisition agreements as of the date of this report. Finally, we entered into a letter of intent with L-3 Communications Security and Detection Systems, Inc. in October 2004 and expect to enter into more research and development or similar agreements related to global transportation security with L-3 Communications and other technology and/or defense companies that will generate additional revenue during fiscal year 2005. The letter of intent with L-3 Communications deals with working together on projects related to monitoring applications associated with container tracking and security status as well as carrier and shipper logistics. There can be no assurances, however, that we will enter into a definitive agreement with L-3 Communication or, if we do, that we will ever generate any significant revenue or profits from such agreement.

OPERATING EXPENSES

     Total operating expenses incurred during the first quarter of fiscal year 2005 increased by $412,422 or approximately 31% compared to the first quarter in fiscal year 2004. This increase consisted of the following:

     - Freight transportation expense, consisting of charges from trucking companies that we hired to transport freight for our shipper customers, increased by $355,976, or approximately 120%, in the first quarter of fiscal year 2005 as compared with the first quarter of fiscal year 2004. Freight transportation expense is a variable cost that, during periods when gross margins are constant, increases by relatively the same percentage as freight transportation revenue. We expect freight transportation expense to increase proportionately with the increase in freight transportation revenue for the remainder of fiscal year 2005.

     - Selling, general and administrative expenses increased by $45,699 or approximately 5%. The increase during the first quarter of fiscal 2005 consisted of the following:

     - Salaries, benefits and consulting fees decreased by $56,615 or approximately 8% in the first quarter of fiscal year 2005 as higher salaries and benefits were more than offset by lower consulting fees as follows:

          - Salaries and benefits increased by $42,840 or approximately 11% to $431,731 in the first quarter of fiscal year 2005 from $388,891 in the first quarter of fiscal year 2004. This increase primarily was due to salary increases and to having one additional employee during the first quarter of fiscal year 2005.

          - Consulting fees decreased by $99,454 or approximately 35% in the first quarter of fiscal year 2005 to $183,083 from $282,538 in the first quarter of fiscal year 2004. This decrease was attributed to having fewer consultants.

     We expect salaries, benefits and consulting expenses in the remainder of fiscal year 2005 to remain relatively constant, with increases in salaries and fringe benefits anticipated to be offset by a decrease in consulting expenses.

     - Other selling, general and administrative expenses increased by $102,314 or approximately 34% in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. The expenses that contributed most to this increase were:

          - Advertising and marketing expenses, including convention and trade show expenses, increased by $40,640 or approximately 182% to $63,035 in the first quarter of fiscal year 2005 from $22,395 in the first quarter of fiscal year 2004. This increase was attributed to hiring a public relations firm and increasing the amount we spent to advertise our products and services to shippers and carriers in trade publications, transportation industry websites and other media. We expect advertising and marketing expenses in the remainder of fiscal year 2005 to continue to increase as we increase our advertising to shippers and carriers.

          - Web hosting expense increased by $29,250 or approximately 407% to $36,431 in the first quarter of fiscal year 2005 from $7,181 in the first quarter of fiscal year 2004. This increase was a result of our receiving a one-time credit of $30,982 from our Web hosting vendor in fiscal 2004 as restitution for service problems we encountered. We expect Web hosting expense for the remainder of fiscal year 2005 to remain constant at the rate incurred during the first quarter of fiscal year 2005.

          - Rent expense increased by $15,139 or approximately 48% to $46,914 in the first quarter of fiscal year 2005 from $31,775 in the first quarter of fiscal year 2004. This increase was a result of the one-year period of discounted rent negotiated with our landlord coming to an end at the end of May 2004. We expect rent expense remain constant at the first quarter's rate for the remainder of fiscal year 2005.

     - Research and development expenses increased $10,747 or approximately 14% in the first quarter of fiscal year 2005 as compared with fiscal year 2003. This increase was primarily due to an in the compensation level of many of the employees in the research and development department. These employees design, program and test all of the computer software applications related to our logistics information system. We expect research and development expenses to be constant with the first quarter's rate for the remainder of fiscal year 2005.

OTHER INCOME (EXPENSES)

     Total other expenses increased by $111,795 or approximately 131% in the first quarter of fiscal year 2005 as compared with the first quarter of fiscal year 2004. This increase primarily resulted from an increase in interest expense of $111,401, or approximately 130%, in the first quarter of fiscal year 2005 versus the first quarter of fiscal year 2004. This increase was associated with a net increase of approximately $3,600,000 in our outstanding debt primarily associated with our issuance of $1,747,000 principal amount of 14.25% secured convertible debentures during March and April of 2004 and $2,000,000 principal amount of 5% Series B secured convertible debentures during June and September of 2004.

     We expect interest expense to be approximately $650,000 in the remainder of fiscal year 2005 assuming no conversions or redemptions of our Series B 5% secured convertible debentures or our 14.25% secured convertible debentures and projected additional debt in the form of a revolving credit facility secured primarily by our accounts receivable averaging approximately $500,000 which we currently are seeking to obtain. We do not, however, have any commitments for any accounts receivable financing as of the date of this report.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal year 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. As of September 30, 2004, we had an accumulated deficit of $14,055,349, a stockholders' deficit of $1,895,148, and cash and cash equivalents of $528,756.

     At September 30, 2004, we had a working capital surplus of $528,303 as compared with a working capital surplus of $603,380 at June 30, 2004. This $75,077 decrease in working capital was attributed to a $175,420 decrease in current assets offset, in part, by a $100,343 decrease in current liabilities. The increase in current assets consisted of a $303,374 decrease in cash, a $149,654 increase in accounts receivable and a $21,700 decrease in prepaid insurance. The increase in current liabilities during this period consisted of a $115,343 decrease in accounts payable and accrued expenses and a $15,000 increase in accrued salaries.

     During the first quarter of fiscal year 2005, our cash balance decreased by $303,374. This decrease was attributed to $1,178,562 used in operating activities and $9,812 used in investing activities offset in part by $885,000 provided by financing activities.

     During the first quarter of fiscal year 2004, our cash balance increased by $241,163. This increase was attributed to $684,773 used in operating activities and $12,041 used in investing activities offset by $937,977 provided by financing activities.

     Net cash used in operating activities of $1,178,562 in the first quarter of fiscal year 2005 consisted of our net loss of $1,227,112 reduced by $113,818 of amortization of financing costs and discounts on note, depreciation of $12,555, amortization of intangible asset $18,834 and $131,640 in non-cash expenses associated with the issuance of our common stock, options and warrants as payment for services, interest, compensation and conversions, plus $228,297 in cash used for operating assets and liabilities during the quarter.

     Net cash used in operating activities of $684,773 in the first quarter of fiscal year 2004 consisted of our net loss of $993,969 less $316,281 of non-cash expenses plus $7,085 in cash used for operating assets and liabilities during the quarter. Non-cash expenses primarily consisted of $307,222 of expenses associated with the issuance of our common stock, options and warrants for services, interest, compensation and conversions.

     Net cash used in investing activities in the first quarters of fiscal years 2005 and 2004 consisted of $9,812 and $12,041, respectively, used to purchase various fixed assets including computers, furniture, fixtures and leasehold improvements.

     Net cash provided by financing activities of $885,000 in the first quarter of fiscal year 2005 consisted of $900,000 in net proceeds that we received from the issuance of our Series B 5% secured convertible debentures less $15,000 in repayments of promissory notes.

     Net cash provided by financing activities of $937,977 in the first quarter of fiscal year 2004 included $981,500 in net proceeds received from the issuance of shares of our Series B and Series C Convertible Preferred Stock, $121,477 in net proceeds received from the issuance of shares of our common stock which were partially offset by $165,000 in repayments of promissory notes

     We estimate that our cash on hand at September 30, 2004 will be sufficient to fund our operating activities until approximately December 31, 2004. We will need additional working capital to fund our operations thereafter. We entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP on June 28, 2004 pursuant to which Cornell has agreed to purchase from us, at our option, up to $10,000,000 of our common stock during the two years after the effectiveness of our registration statement which currently is being reviewed by the Securities and Exchange Commission. Our current registration statement includes the number of shares that we estimate could be sold for approximately $3.0 million. We will be required to file additional registration statements with the Securities and Exchange Commission and those registration statements must be declared effective in order for us to issue and sell any additional shares of common stock in excess of the $3.0 million to Cornell Capital Partners under the Standby Equity Distribution Agreement.

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

     Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Power2Ship held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future.
We are constantly evaluating our cash needs and current burn rate, and we have a strategy whereby certain non-essential personnel and administrative costs will be reduced or eliminated so that we may continue to meet operating obligations until such time as we can raise additional working capita. If we are unable, however, to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

ITEM 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. During the three months ended September 30, 2004, the Company:

- Issued 127,143 shares of its common stock to two consultants as compensation for consulting services to the Company and recorded the shares at their fair market value of $41,000. Inasmuch as these consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933;

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS
(a)   Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial
     Officer Pursuant to 18 U.S.C. Section 1350.

                                    SIGNATURE

In accordance with the requirements of the Exchange, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004
                                              POWER2SHIP, INC.

                                         By:  /s/ Richard Hersh
                                             -----------------
                                             Richard Hersh
                                             Chief Executive Officer,
                                             principal executive officer
                                             and principal financial and
                                             accounting officers