Form 10QSB
period 2004-12-31
POWER2SHIP INC
filed 2005-02-14
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM______ TO _____

Commission File Number 0-25753
___________________

POWER2SHIP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-04496677
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

903 Clint Moore Road, Boca Raton, Florida 33487-2802
(Address of principal executive offices)

(561) 998-7557
(Issuer’s telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2005, the number of outstanding shares of the issuer’s common stock was 44,367,505.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]
______________________________________________________________________________

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION
		3
Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet, December 31, 2004	4

	Consolidated Statements of Operations, Six and Three Months Ended
	December 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows, Six Months Ended
	December 31, 2004 and 2003	6

	Selected Notes to Consolidated Financial Statements for the Quarterly Period
	Ended December 31, 2004	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

POWER2SHIP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2004
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$14,529
Receivables, net of allowance of $2,963	436,427
Short term notes receivable	100,000
Prepaid insurance	15,639
Total current assets	566,595

Furniture and equipment	367,911
Less: accumulated depreciation	(97,486)
Net furniture and equipment	270,425

Software Development Costs, net of accumulated amortization
of $72,200	569,702
Deferred financing costs	697,630
Intangible asset, net of accumulated amortization of $47,085	178,915
Restricted cash for interest on debentures	571
Other assets	81,860

Total assets	$2,365,698

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable - short term	$160,000
Line of Credit	190,959
Accounts payable	230,338
Accrued expenses	230,298
Accrued salaries	74,713
Total current liabilities	886,308

Long term debt:
Convertible notes payable less discount of $155,406	3,766,594
Convertible note payable to related party	115,000

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 authorized:
Series B convertible preferred stock, $.01 par value, 200,000
shares authorized; 168,200 shares issued and outstanding	1,682
Series C convertible preferred stock, $.01 par value, 20,000
shares authorized; 10,832 shares issued and outstanding	108
Series Y convertible preferred stock, $.01 par value, 87,000
shares authorized; 87,000 shares issued and outstanding	870
Common stock, $.001 par value, 250,000,000 shares
authorized; 39,901,289 issued and outstanding	39,901
Deferred compensation	(121,625)
Additional paid-in capital	12,312,085
Accumulated deficit	(14,635,225)

Total stockholders' deficit	(2,402,204)

Total liabilities and stockholders' deficit	$2,365,698

See accompanying notes

POWER2SHIP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

Revenue:
Freight transportation	$736,917	$308,155	$1,467,643	$642,807
Access services	180	98,077	180	203,077
Implementation services	-	23,925	-	23,925

Total revenue	737,097	430,157	1,467,823	869,809

Operating expenses:
Freight transportation	658,282	257,252	1,310,054	553,048
Selling, general and administrative:
Salaries, benefits and consulting fees	519,235	506,920	1,134,049	1,178,349
Other selling, general and administrative	408,611	214,784	829,075	525,405

Total operating expenses	1,586,128	978,956	3,273,178	2,256,802

Loss from operations	(849,031)	(548,799)	(1,805,355)	(1,386,993)

Other income (expense):
Litigation settlement	-	(27,968)	-	(27,968)
Forgiveness of debt	-	-	-	-
Interest income	1,288	311	1,297	664
Interest expense	(223,833)	(134,816)	(420,965)	(220,547)
Other income	571	-	571	-

Total other expense	(221,974)	(162,473)	(419,097)	(247,851)

Net loss	$(1,071,005)	$(711,272)	$(2,224,452)	$(1,634,844)
Less: Preferred stock dividend	-	(118,812)	-	(1,259,312)

Loss available to common shareholders	$(1,071,005)	$(830,084)	$(2,224,452)	$(2,894,156)

Loss per share-basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.09)

Weighted average shares outstanding
- basic and diluted	39,776,956	33,366,862	39,129,646	30,653,372

See accompanying notes

POWER2SHIP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(2,224,452)	$(1,634,844)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	24,686	17,342
Amortization of software development costs	27,046	13,574
Amortization of intangible asset	47,085	-
Amortization of deferred compensation	13,875	-
Amortization of deferred financing costs	193,284	-
Amortization of discount on notes payable	45,474	30,905
Issuance of stock options and warrants
for services and conversion	61,286	137,700
Issuance of stock for services, interest and litigation settlement	129,299	361,035
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(117,338)	217,790
Decrease (increase) in prepaid insurance	43,400	19,247
Decrease (increase) in other assets	92,725	(108,000)
(Decrease) increase in accounts payable and accrued expenses	(11,529)	(111,596)

Net cash used in operating activities	(1,675,159)	(1,056,847)

Cash flows from investing activities:
Disbursement of cash for Note Receivable	(100,000)	-
Purchases of property and equipment	(9,812)	(35,317)
Capitalized costs of software development	(179,284)	(173,749)

Net cash used in investing activities	(289,096)	(209,066)

Cash flows from financing activities:
Proceeds from convertible promissory notes net of costs of $100,000
and $0, respectively	900,000	-
Proceeds from promissory notes	110,000	290,000
Repayments of promissory notes	(30,000)	(160,000)
Repayments of promissory notes - related party	-	(20,000)
Proceeds from conversion of options to common stock	-	-
Proceeds from line of credit net of costs of $24,305	166,654	-
Proceeds from sale of preferred stock net of costs of $0 and
$30,000 respectively	-	1,110,960
Proceeds from sale of common stock net of costs of $0 and
$423,145 respectively	-	294,800

Net cash provided by financing activities	1,146,654	1,515,760

Net increase (decrease) in cash and cash equivalents	(817,601)	249,847

Cash and cash equivalents, beginning of period	832,130	63,318

Cash and cash equivalents, end of period	$14,529	$313,165

See accompanying notes

POWER2SHIP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary and is currently its sole operating entity. The Company’s patent pending system delivers supply chain, tracking and other logistics information to freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers. This information, which instantly becomes accessible through the Company’s password-protected, web-based MobileMarket™, enables users to make better-informed, cost-effective logistics decisions.

The Company is licensed by the United States Department of Transportation as a broker, arranging for transportation of freight (except household goods) by motor carriers. Since March 2003 the Company’s primary source of revenue has been derived from assisting shippers in finding transportation to move their inbound and outbound freight and track the freight while in transit thereby enabling them to optimize their supply chain and reduce their transportation, warehousing and inventory carrying costs. Also, the Company provides carriers with free, unlimited use of a web-based asset management system which tracks the location, destination and availability of their transportation equipment. In addition to helping better manage the utilization of their assets and drivers, information about available transportation equipment that meets a shipper’s requirements automatically is offered to shippers through the MobileMarket™. The Company generates revenue, including a brokerage or transaction fee, upon delivery of any load that occurs as a result of a shipper selecting a carrier to move its freight through the P2S MobileMarket™.

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

The accompanying unaudited financial statements for the period ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six and three-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ended June 30, 2005.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2004 and 2003, the Company incurred losses from operations of $1,805,355 and $1,386,993, respectively, and had negative cash flows from operations of $1,675,159 and $1,056,847, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reclassifications
Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the reported revenue streams of the Company:

-	Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. In these transactions, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier and we have latitude in pricing decisions.

-	Access services revenue is recognized in the month that access to the P2S MobileMarket™ is provided to customers. When the Company provides equipment to customers, in conjunction with providing access services to them, on any basis in which ownership is retained by the Company, then the Company accounts for equipment provided to the customer as part of the access services agreement and revenue is recognized ratably over the term of the agreement.

-	Implementation services revenue, generated pursuant to software development contracts with customers, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services is expected to be insignificant as a percentage of total revenue in the foreseeable future.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:

	Six Months Ended December 31,
	2004	2003

Loss available to common shareholders, as reported	$(2,224,452)	$(2,894,156)

Add: Stock compensation expense to employees
included in reported net loss, net of related tax effects	-	-

Deduct: Total stock compensation expense to employees
expense determined under fair value based
method for all awards, net of related tax effects	(41,513)	(102,211)
Pro forma loss available to common shareholders	$(2,265,965)	$(2,996,367)
Loss per share:
Basic and diluted - as reported	$(0.06)	$(0.09)
Basic and diluted - pro forma	$(0.06)	$(0.10)
Research and Development
Costs incurred for research and development activities are expensed as incurred.

Software Development Costs
The Company has adopted the provisions of AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) Consensus #00-2, Accounting for Web Site Development Costs. The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to, payroll and payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site. SOP 98-1 and EITF #00-2 define three stages of development:

-	the preliminary or planning stage includes all activities related to conceptualizing, evaluating and selecting the alternatives for implementing the project including, but not limited to, developing a project plan, determining desired functionalities and content, identifying required hardware and software tools and selecting external vendors and consultants. All internal and external costs during the preliminary project stage are expensed as incurred.

-	the application and infrastructure development stage begins immediately upon conclusion of the preliminary or planning stage and includes, but is not limited to, all activities related to designing the software configuration and software interfaces, acquiring or customizing the software necessary to build the application, coding, hardware installation and testing, including parallel processing. Generally, any internal and external costs incurred during the application and infrastructure development stage are capitalized and amortized on a straight-line basis over the estimated economic life of the software of three to five years. General and administrative costs and overhead costs are not capitalized. Amortization for each module or component of software begins after all substantial testing is completed and it is deemed to be ready for its intended use. The only exception to beginning amortization at that time would be if the functionality of that module or component is entirely dependent on the completion of other modules or component in which case the amortization would begin when both the module and the other modules upon which it is functionally dependent are ready for their intended use.

-	the post-implementation/operation stage includes, but is not limited to, activities related to training, user administration, application maintenance, system backups, routine security reviews, the costs of which are expensed as incurred. Also, upgrades and enhancements that result in additional functionality may occur during this stage, the costs of which are amortized on a straight-line basis over the estimated economic life of the upgrade or enhancement of three to five years.

At December 31, 2004, the net book value of capitalized software was $569,702. Amortization expense for the six months ended December 31, 2004 was $27,046.

The Company makes ongoing evaluations of the recoverability of its capitalized internal use software and Web site by comparing the amount capitalized for each module or component of software to their estimated net realizable values. If such evaluations indicate that the unamortized costs exceed the net realizable values, the Company writes off the amount by which the unamortized costs exceed the net realizable values.

Concentrations of Credit Risk
Financial assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investments.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At December 31, 2004, the Company's cash balances did not exceed the insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at December 31, 2004. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Advertising
Advertising is expensed as incurred. Advertising expenses for the six months ended December 31, 2004 and 2003 were $106,534 and $12,165, respectively.

Recent accounting pronouncements
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

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

NOTE 3 - CONCENTRATIONS

During the six months ended December 31, 2004, two customers accounted for 61% of the Company’s revenue with one customer representing approximately 45% and the other customer representing 16%. These same customers accounted for 55% of the Company’s accounts receivable at December 31, 2004.

NOTE 4 - NOTE RECEIVABLE

In November 2004, the Company loaned $100,000 to an unaffiliated, non-asset based, freight transportation company. The loan has an interest rate of 5% per annum, matured on January 3, 2005 and is secured by a pledge of all the issued and outstanding capital stock of the borrower. The note has not been repaid as of the date of this report. The Company is preparing a definitive asset purchase agreement to purchase the business of the borrower, subject to completion of definitive agreements, pursuant to which the note would be forgiven by the Company and credited toward the purchase price. No assurance can be given regarding the consummation of this transaction.

NOTE 5 - INTANGIBLE ASSETS

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company’s common stock that is to be issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company’s intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense for the six months ended December 31, 2004 of $47,085.

NOTE 6 - NOTES PAYABLE

In October and November 2004, the Company issued two $55,000 5% unsecured promissory notes to two private investors. The maturity date of both of these notes was January 3, 2005. In conjunction with the notes, the Company paid loan fees totaling $10,000. The Company obtained waivers from both lenders as to the repayment of principal and accrued interest on January 3, 2005 and they have consented to change the maturity date of one note to February 25, 2005 and the other to April 3, 2005.

The Company sold a total of $2,000,000 principal amount of Series B 5% secured convertible debentures to Cornell Capital Partners, LP in June and December 2004. The Company recorded interest expense of $165,475, including $125,197 of deferred financing costs, for the six months ended December 31, 2004 for these debentures. Pursuant to the registration rights agreement associated with these debentures, the Company included 10.6 million shares issuable upon conversion of the debentures in a registration statement on Form SB-2 that was filed with the Securities and Exchange Commission on September 2, 2004. This registration statement was withdrawn by the Company on January 24, 2005 upon being informed by the Securities and Exchange Commission that the registration statement could not become effective based on the structure of the transactions between the Company and Cornell. The Company intends to re-file a registration statement including the shares underlying the debentures owned by Cornell. Given the reason for the withdrawal of the registration statement, the Company does not believe it is subject to the payment of liquidated or other damages specified in the registration rights agreement for failing to cause the registration statement to become effective within the period of time defined in the registration rights agreement.

The Company made its interest payment of $124,474 on the $1,747,000 principal amount of its 14.25% secured convertible debentures on December 31, 2004. The funds for this payment were obtained from the account established at Newbridge Securities Corporation pursuant to a security agreement with the holders of the debentures to provide collateral for the prompt payment of interest on the debentures. Pursuant to the security agreement, the funds are permitted to be withdrawn from the account for this purpose as long as the account is replenished within 45 days from the date of such withdrawal. The Company replenished the account on February 10, 2005.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the three months ended December 31, 2004, the Company issued 596,000 shares of common stock to four shareholders upon conversion of 29,800 shares of Series B preferred stock.

Common Stock
During the three months ended December 31, 2004, the Company issued an aggregate of 450,000 shares of common stock to three consultants pursuant to consulting agreements to provide various business advisory services to the Company. These shares were recorded at their fair market value of $156,000 as deferred compensation and will be expensed according to the terms of the respective consulting agreements.

Options and Warrants
The Company’s board of directors has the authority to determine when and to whom it grants options and warrants to purchase shares of the Company’s common stock. In addition, the board determines the number of options and warrants to be granted and all other terms and conditions related to these securities such as the recipients’ vesting schedules, expiration dates, exercise prices and restrictions.

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

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

	2004	2003
Dividend yield	None	None
Expected volatility factor	70%	45%
Approximate risk free interest rates	5%	3%
Expected lives, in years	5	3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

Stock options

A summary of the stock option activity is as follows:
	Weighted
	Average
	Exercise	Number	Exercise Price
	Price	of Options	Per Option

Outstanding options at June 30, 2004	$0.40	14,753,749	$0.31 - $1.01
Granted	$0.38	200,000	$0.38
Expired	$0.38	(13,242)	$0.38
Cancelled	$0.38	(221,755)	$0.38
Outstanding options at December 31, 2004	$0.40	14,718,752	$0.31 - $1.01
Exercisable options at December 31, 2004	$0.39	14,393,752	$0.31 - $1.01

The following table summarizes information concerning stock options outstanding at December 31, 2004.

		Weighted	Weighted
		average	average
	Number of Options	remaining	exercise
Range of Exercise Price	Outstanding	life in years	price

$ 0.31 - 0.40	13,310,976	1.89	$0.37
$ 0.50 - 0.56	1,107,776	0.79	$0.55
$ 1.01	300,000	2.79	$1.01
	14,718,752

The following table summarizes information concerning stock options exercisable at December 31, 2004.

		Weighted
		average
		exercise
Range of Exercise Price	Number of Options	price

$ 0.31 - 0.40	13,160,976	$0.37
$ 0.50 - 0.56	1,082,776	$0.55
$ 1.01	150,000	$1.01
	14,393,752

Warrants
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

A summary of the warrant activity is as follows:
	Weighted
	Average
	Exercise	Number of	Exercise Price
	Price	Warrants	Per Warrant
Outstanding warrants at June 30, 2004	$0.73	8,271,039	$0.38 - $2.00
Granted	$0.38	445,380	$0.38
Cancelled	$0.75	(498,625)	$0.75
Expired	$0.79	(2,377,949)	$0.75 - $1.13
Outstanding warrants at December 31, 2004	$0.68	5,839,845	$0.38 - $2.00
Exercisable warrants at December 31, 2004	$0.69	5,639,844	$0.38 - $2.00

The following table summarizes information concerning warrants outstanding at December 31, 2004:

		Weighted	Weighted
		average	average
		remaining	exercise
Range of Exercise Price	Number of Warrants	Life in years	price
$ 0.38 - 0.80	4,780,729	1.98	$0.56
$ 1.00 - 1.30	791,600	1.65	$1.05
$ 1.50 - 2.00	267,516	1.35	$1.81

	5,839,845

The following table summarizes information concerning warrants exercisable at December 31, 2004:

		Weighted
		average
		exercise
Range of Exercise Price	Number of Warrants	price

$ 0.38 - 0.80	4,580,728	$0.56
$ 1.00 - 1.30	791,600	$1.05
$ 1.50 - 2.00	267,516	$1.81

	5,639,844

NOTE 8 - SUBSEQUENT EVENTS

In February 2005, the Company:
-	sold six units each consisting of 200,000 shares of common stock and 200,000 three-year warrants exercisable at $0.15 per share for $30,000 per unit to four accredited investors generating net proceeds of $162,000 after paying commissions of $18,000 to its placement agent

-	entered into agreements with three consultants to provide various business advisory and financial services, pursuant to which the Company issued an aggregate of 1,700,000 shares of common stock, a three-year warrant to purchase 500,000 shares of common stock for $0.38 per share and a three-year warrant to purchase 700,000 shares at $0.15 per share. The Company will record deferred compensation of $705,150 during the quarter ended March 31, 2005 and will amortize this amount on a straight line basis over the remaining terms of the respective agreements.

-	issued an aggregate of $330,000 in unsecured promissory notes in February 2005 to two accredited private investors with an interest rate of 10% per annum which accrues until the notes mature in April 2005 and, in conjunction with these notes, paid loan fees totaling $33,000

-	obtained waivers from two lenders as to the repayment of $110,000 of principal and accrued interest on January 3, 2005 and their consent to change the maturity date of one note to February 25, 2005 and the other to April 3, 2005.

In January 2005, the Company:
-	issued 1,000,000 shares of common stock to one investor upon conversion of 10,000 shares of Series C preferred stock

-	entered into agreements with a principal shareholder who is not a member of the Company’s management and two consulting companies to provide various business advisory, legal and financial services, pursuant to which the Company issued an aggregate of 566,216 shares of common stock. The Company will record deferred compensation of $179,176 during the quarter ended March 31, 2005 and will amortize this amount on a straight line basis over the remaining terms of the respective agreements.

-	withdrew its registration statement on Form SB-2 upon being informed by the Securities and Exchange Commission that the registration statement could not become effective based on the structure of the transactions between the Company and Cornell. Pursuant to registration rights agreements with the holders of its 14.25% unsecured convertible debentures, the Company may be required to issue an aggregate of 131,025 shares of its common stock to these debenture holders for not having this registration statement, that included the shares issuable upon conversion of these debentures, declared effective within the time period defined in the registration rights agreements. The Company intends to re-file a registration statement including the shares underlying these debentures.

-	issued a $30,000 unsecured promissory note with an interest rate of 5% per annum which accrues until the note matures in April 2005 and, in conjunction with the note, paid $3,000 in loan fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Forward-looking Information

This quarterly report on Form 10-QSB, including the discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contain certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to obtain sufficient carrier capacity at competitive rates to transport freight, our ability to retain shippers willing to have us move their freight, the risks associated with litigation and insurance coverage, the impacts of war on the economy, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties.

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

-    Revenue Recognition. The Company recognizes freight transportation revenue when shipments reach their destinations and the receiver acknowledges the receipt of goods by signing a bill of lading. Revenue from access fees is recognized in the month that access to our P2S MobileMarket™ is provided to customers. Revenue generated from implementation services, pursuant to software development contracts with customers defining the scope of work, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services are non-recurring and are expected to significantly decrease in total and as a percent of total revenue in future periods.

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

We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket™ system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of shipper customers from whom we generated revenue from four at December 31, 2003 to 21 at December 31, 2004. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since these agreements do not commit them to using us for any specific volume of transportation services.

We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to have the P2S MobileMarket™ be successful we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer’s inbound and outbound transportation business. We spent $106,534 in the six months ended December 31, 2004 compared to $12,165 in the same six months of 2003 in marketing our services to potential carriers and shippers. As of December 31, 2004, approximately 1,750 carriers had registered on our website to become members as compared with approximately 270 of carriers at December 31, 2003. Of the 1,750 carriers that are currently registered to participate in our MobileMarket™, approximately 400 have entered into carrier agreements with us and provided us with proof that they maintain the required levels of liability insurance. We have used approximately 342 of these carriers to transport freight for our shipper customers. We intend to continue to increase our marketing efforts during fiscal 2005, including utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations.

We are pursuing opportunities to provide logistics information and services to government agencies responsible for ensuring the safe and secure transportation of goods in containers aboard ships coming to U.S. ports. We believe that our P2S MobileMarket™, which was designed to capture and display vast quantities of logistics information, will assist these agencies to accomplish their goals. The information available from our P2S MobileMarket ™ is also useful to maritime companies, logistics companies, container leasing and manufacturing companies, freight forwarders, warehouse managers and other companies that provide freight management services.

We also are in discussions with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are collaborating to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that could be part of any comprehensive security system. Examples of these technologies may include radio-frequency identification (RFID) tags fastened to containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and geo fencing to alert a truck’s owner or authorities if a vehicle deviates from its designated route. There can be no assurances, however, that we will ever enter into any agreements with the companies we are in discussions with or that we will ever generate any significant revenues.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2004 compared to Six Months Ended December 31, 2003

Revenue

Total revenue generated during the six months ended December 31, 2004 increased by $598,014, or approximately 69%, as compared with total revenue generated during the comparable six months of 2003. The increase during the six month period of 2004 consisted of the following:

-	Freight transportation revenue increased $757,006, or approximately 128%. Approximately $562,000 or 68% of this increase was attributable to revenue generated from Tire Kingdom and Carroll Tire, two subsidiaries of TBC Corporation. The remaining $263,000 increase in revenue was attributable to an increase in our number of shipper customers to 21 at December 31, 2004 from 4 as of December 31, 2003. We anticipate that revenue from freight transportation will increase in fiscal 2005 as discussed below.

-	Revenue from access services and implementation services decreased approximately $226,822 or 100%. We generated no revenue from access services or implementation services during the six month period of 2004 as our sole contract for such services with The Great Atlantic and Pacific Tea Company, Inc. was terminated in January 2004. Access services provide unlimited use of the information available through the Power2Ship MobileMarket™ for a fixed monthly fee. Implementation services generally involve software development related to the design, programming and testing of a custom developed interface to the Power2Ship MobileMarket™. While we market these services to current and prospective customers, we cannot predict if we will report significant revenue from access services or implementation services in future periods.

We anticipate that revenue will continue to increase in the remainder of fiscal 2005. We expect that our increased sales and marketing efforts which were begun in fiscal 2004 will result in additional shipper customers from whom we will generate increased revenues from freight transportation services. Our business model also includes, subject to the availability of sufficient financing, the acquisition of one or more non-asset based truck transportation services companies which, if consummated, also will increase our revenue. We are not, however, a party to any definitive acquisition agreements as of the date of this report. Finally, we entered into a letter of intent with L-3 Communications Security and Detection Systems, Inc. in October 2004 and expect to enter into more research and development or similar agreements related to global transportation security with L-3 Communications and other technology and/or defense companies that will generate additional revenue during fiscal year 2005. The letter of intent with L-3 Communications deals with working together on projects related to monitoring applications associated with container tracking and security status as well as carrier and shipper logistics. There can be no assurances, however, that we will enter into a definitive agreement with L-3 Communication or, if we do, that we will ever generate any significant revenue or profits from such agreement.

Operating Expenses

Total operating expenses incurred during the six months ended December 31, 2004 increased by $1,016,376 or approximately 45% compared to the same six month period during 2003 which was comprised of the following:

-	Freight transportation expense, consisting of charges from trucking companies that we hired to transport freight for our shipper customers, increased by $757,006, or approximately 137%, in the six months ended December 31, 2004 as compared with the same period during 2003. Freight transportation expense is a variable cost that, during periods when gross margins are constant, increases by relatively the same percentage as freight transportation revenue. We expect freight transportation expense to increase proportionately with the increase in freight transportation revenue for the remainder of fiscal year 2005.

-	Selling, general and administrative expenses increased by $259,369 or approximately 15% during the six month period ended December 31, 2004 which consisted of the following:

-	Salaries, benefits and consulting fees decreased by $44,301 or approximately 4% during the six months ended December 31, 2004 as higher salaries and benefits were more than offset by lower consulting fees as follows:

-	Salaries and benefits increased by $151,303 or approximately 22% to $846,995 in the six month period ended December 31,
  2004 from $695,691 in the same six months of 2003. This increase primarily was due to salary increases.

-	Consulting fees decreased by $195,604 or approximately 40% in the six month period ended December 31, 2004 to
  $287,054 from $482,658 in the same six months of 2003. This decrease was attributed to having fewer consultants.

We expect salaries, benefits and consulting expenses in the remainder of fiscal year 2005 to remain relatively constant, with increases in salaries and fringe benefits anticipated to be offset by a decrease in consulting expenses.

-	Other selling, general and administrative expenses increased by $303,670 or approximately 58% during the six months ended December 31, 2004 as compared to the same months of 2003. The expenses that contributed most to this increase were:

-	Advertising and marketing expenses, including convention and trade show expenses, increased by $94,369 or approximately 776% to $106,534 during the six months ended December 31, 2004 from $12,165 in same six months of 2003. This increase was attributed to hiring a public relations firm and increasing the amount we spent to advertise our products and services to shippers and carriers in trade publications, transportation industry websites and other media. We expect advertising and marketing expenses in the remainder of fiscal year 2005 to continue to increase as we increase our advertising to shippers and carriers.

-	Amortization expense associated with intangible assets increased to $47,085 during the six months ended December 31, 2004 from $0 during the same six months of 2003. This increase was a result of the Company having acquired certain intellectual property from three of its executives in July and August of 2004 in consideration for an aggregate of 600,000 shares of its common stock valued at $226,000. The intangible assets are being amortized on a straight line basis over their estimated useful life of 24 months.

-	Web hosting expense increased by $43,406 or approximately 134% to $75,786 during the six months ended December 31, 2004 from $32,380 in the same six months of 2003. This increase was a result of our receiving a one-time credit of $30,982 from our Web hosting vendor in fiscal 2003 as restitution for service problems we encountered. Web hosting expense is expected to remain constant for the remainder of fiscal year 2005 at the rate incurred during the six months ended December 31, 2004.

-	Legal fees and expenses increased by $36,490 or approximately 39% to $130,458 during the six months ended December 31, 2004 from $93,968 in the same six months of 2003. This increase resulted from our requiring a greater amount of legal services to prepare and review agreements and other documents incurred in the ordinary course of business including our required public filings, customer contracts and securities offerings and to represent us in various legal proceedings. In addition, we incurred significant legal expenses during the six months ended December 31, 2004 related to the preparation of our registration statement on Form SB-2 and amendments thereto which subsequently was withdrawn. We expect overall legal expenses to remain constant for the remainder of fiscal year 2005 at the rate incurred during the six months ended December 31, 2004 as we anticipate filing one or more registration statements, offering additional securities and entering into acquisitions or joint ventures, although no assurances can be made regarding the occurrence of such events.

-	Rent expense increased by $32,230 or approximately 52% to $93,829 during the six months ended December 31, 2004 from $61,599 in the same six months of 2003. This increase was a result of the one-year period of discounted rent negotiated with our landlord coming to an end at the end of May 2004. Rent expense is expected to remain constant for the remainder of fiscal year 2005 at the rate incurred during the six months ended December 31, 2004.

Other Income (Expenses)

    Total other expenses increased by $171,246 or approximately 69% during the six months ended December 31, 2004 as compared with the same six month of 2003. This increase primarily resulted from an increase in interest expense of $200,418, or approximately 91% associated with a net increase of approximately $3,800,000 in our long-term debt primarily associated with our issuance of $1,747,000 principal amount of 14.25% secured convertible debentures during March and April of 2004 and $2,000,000 principal amount of 5% Series B secured convertible debentures during June and September of 2004.

We expect interest expense to be approximately $450,000 during the six months ended June 30, 2005 assuming no conversions or redemptions of our Series B 5% secured convertible debentures or our 14.25% secured convertible debentures, projected additional debt from our $1,000,000 revolving credit facility averages approximately $500,000 during this period and there are no other increases in debt.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses and negative cash flows from operations since our inception, and our independent auditors’ report on our financial statements for fiscal year 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. As of December 31, 2004, we had an accumulated deficit of $14,635,225, a stockholders' deficit of $2,402,204, and cash and cash equivalents of $14,529.

At December 31, 2004, we had a working capital deficit of $319,713 as compared with a working capital surplus of $603,380 at June 30, 2004. This $923,093 decrease in working capital during this six-month period was attributed to a $643,663 decrease in current assets and a $279,430 increase in current liabilities. The decrease in current assets consisted of decreases in cash of $817,601 and prepaid insurance of $43,400 partially offset by increases in accounts receivable of $117,338 and short term notes receivable of $100,000. The increase in current liabilities during this period consisted of increases in short term notes payable of $100,000 and the outstanding balance of our line of credit of $190,959 partially offset by a decrease of $11,529 in accounts payable and accrued expenses.

During the six months ended December 31, 2004, our cash balance decreased by $817,601. This decrease was the result of $1,675,159 used in operating activities and $189,096 used in investing activities offset in part by $1,046,654 provided by financing activities. This compared with an increase in our cash balance of $249,847 during the six months ended December 31, 2003. This increase was attributed to $1,056,847 used in operating activities, $209,066 used in investing activities offset by $1,515,760 provided by financing activities.

During the six months ended December 31, 2004, we used $1,675,159 in operating activities which was comprised of our net loss of $2,224,452 less $351,450 of depreciation and amortization, $190,585 in non-cash expenses associated with the issuance of our common stock, options and warrants as payment for services, interest, compensation and conversions, and $7,258 in cash used for operating assets and liabilities during the period. This compared with $1,056,847 used in operating activities during the six months ended December 31, 2003 which consisted of our net loss of $1,634,844 less $61,821 of depreciation and amortization, less $498,735 of non-cash expenses associated with the issuance of our common stock, options and warrants for services, interest, compensation, conversions and litigation settlement plus $17,441 in cash provided by operating assets and liabilities.

Net cash used in investing activities during the six months ended December 31, 2004 primarily consisted of $179,284 and $173,749, respectively, used in the development of internal use software.

During the six months ended December 31, 2004, we generated net cash from financing activities of $1,046,654 which consisted of $900,000 in net proceeds received from the issuance of Series B 5% secured convertible debentures, $110,000 from the issuance of short term unsecured promissory notes and $166,654 from our line of credit less a $100,000 short term secured loan to a non-asset based trucking company and $30,000 of repayments of promissory notes. This compared with net cash provided by financing activities of $1,515,760 during the six months ended December 31, 2003 which included $1,110,960 in net proceeds received from the issuance of shares of our Series B and Series C Convertible Preferred Stock, $294,800 in net proceeds received from the issuance of shares of our common stock and $290,000 in proceeds from the issuance of short term promissory notes less $180,000 in repayments of promissory notes

We estimate that our cash on hand at December 31, 2004 plus $486,000 in net proceeds received since January 1, 2005 pursuant to our issuance of $360,000 of unsecured promissory notes and $180,000 of units through February 11, 2005 and additional borrowings from our $1,000,000 credit facility will be sufficient to fund our operating activities until approximately March 15, 2005. Thereafter, we will need additional working capital to fund our operations.

We entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP on June 28, 2004 pursuant to which Cornell has agreed to purchase from us, at our option, up to $10,000,000 of our common stock during the two years after the effectiveness of a registration statement that includes the shares to be sold to Cornell. On September 2, 2004, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission that included approximately $1 million worth of shares which subsequently was amended to $3.0 million. The Company withdrew its registration statement on January 24, 2005 upon being informed by the Securities and Exchange Commission that the registration statement could not become effective based on the structure of the transactions between the Company and Cornell. In order for us to issue and sell any shares of common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement we will have to re-file a registration statement including such shares with the Securities and Exchange Commission and have that registration statement declared effective. There are no assurances, however, as to when we will re-file a registration statement including shares underlying the Standby Equity Distribution Agreement and if and when the Securities and Exchange Commission will declare such registration statement effective. In the event the registration statement does not become effective, prior to using all of our cash on hand we will be required to seek additional capital through equity and/or debt financing. There are no assurances that we will be able to find such capital on terms acceptable to us, or at all.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2004, the Company issued an aggregate of 450,000 shares of common stock to three consultants pursuant to consulting agreements to provide various business advisory services to the Company. These shares were recorded at their fair market value of $156,000 as deferred compensation and will be expensed according to the terms of the respective consulting agreements. Inasmuch as these consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.8	Form of Unsecured Promissory Note

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 14, 2005 POWER2SHIP, INC. By: /s/ Richard Hersh Richard Hersh Chief Executive Officer, principal executive officer and principal financial and accounting officers

