Form 10KSB/A
period 2004-06-30
POWER2SHIP INC
filed 2005-04-12
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
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

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [ ]      No  [x]

EXPLANATORY NOTE
----------------

This Form 10-KSB/A is being filed for the purpose of amending certain disclosures contained in our Annual Report on Form 10-KSB for the year ended June 30, 2004 filed with the United States Securities and Exchange Commission ("SEC") on September 28, 2004. The amendments are in response to comments made by the SEC in the course of their review of our Registration Statement on Forms SB-2 and SB-2/A filed from September through December 2004.

                                TABLE OF CONTENTS
                                -----------------

PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                           3

PART II

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULT OF OPERATIONS                                         21
ITEM 7.   FINANCIAL STATEMENTS                                             30

PART III

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                                31



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

HOW  WE  GENERATE  REVENUE


     The majority of our continuing revenue is generated by providing freight transportation services. We provide freight transportation for our shipper customers using various independent carriers located throughout the United States. The price we charge for these freight transportation services depends upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the value of the freight and the volume of available loads near the locations where the freight is delivered. Generally, prices range from approximately $1.00 per mile up to $10.00 per mile multiplied by the distance the freight is being transported. The freight rates we charge our shipper customers include all the direct costs of the shipment as negotiated with the carriers transporting the freight and our, gross profit margin that generally ranges from approximately 7.4% to 10.7% .

     During fiscal 2003 and fiscal 2004, we also generated revenue from additional services provided pursuant to a contract with one customer, The Great Atlantic and Pacific Tea Company, including:

     - access services revenue which included unlimited use of the information available through our P2S Mobile Market(TM) for a fixed monthly fee, as well as a virtual private network (VPN) fee which provided our customer with data encryption and other extra security measures for their data; and

     - implementation services revenue which were software development fees which provided for the design, programming and testing of a custom developed interface to our P2S Mobile Market(TM).

     The fees charged The Great Atlantic and Pacific Tea Company for these services were determined by us based upon the scope of services provided. While we continue to market these access services and implementation services to our existing and potential customer base, we cannot predict if we will have additional revenue from these types of services in future periods.



FUTURE  REVENUE  SOURCES

     In the future, as we continue to expand our operations and introduce new services, we may also generate revenue from new service offerings including:

     - monthly subscription fees of $99 charged to shippers for unlimited access to the P2S MobileMarket(TM). We do not presently charge subscription fees to any of our shipper customers since a free introductory period is being offered in order to attract more customers to this service. We plan to charge monthly subscription fees during 2005.


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

     - monthly access services fees for carrier customers that want to receive a higher level of service, in which their transportation equipment is tracked on a "real time" basis and wireless communication is able to take place between the Company's web site and the truck. These customers will need to install vehicle locator and communication devices provided by the Company. Our present business model envisions offering this service to our carrier customers pursuant to three year contracts, with a monthly fee of $79 per truck. Our mobile device consists of a vehicle locator device (GPS) and a handheld personal digital assistant (PDA). The GPS is easily installed in the truck's cab and connected to the truck's battery for power. It uses global positioning system technology to determine specific latitude and longitude coordinates. Next, an internal modem in the GPS wirelessly transmits the location data to the nearest cellular tower. This data is then sent over a terrestrial network to reach the Internet and transmitted to the P2S MobileMarket(TM). The PDA contains our proprietary software that enables communication of location and other transportation-related information between drivers and the P2S
          MobileMarket(TM) when connected to the GPS. We have negotiated agreements to provide wireless connectivity to carriers at very competitive rates with T-Mobile. We have provided a total of 16 of our vehicle locator and communication devices to six carriers on a no-charge trial basis while we were finalizing this product offering. We recently began offering these devices to our carrier customers at the $79 per truck monthly fee; however, we have not generated any revenue from this product offering as of the filing of this Report.

     We also are collaborating with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are working to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that may be part of any comprehensive security system. Examples of these technologies include radio-frequency identification (RFID) tags fastened to the outside of containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and the ability to alert a truck's owner or authorities if a vehicle deviates from its designated route. There can be no assurances, however, that we will enter into any agreements with the companies we are in discussions with or that we will ever generate any significant revenues.

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


     In June 2003 we entered into a strategic alliance with ARL, Inc. ARL, which does business under the name of American Road Line, is a freight brokerage service provided to motor carriers which was established in 1978. Over the years, it has grown from a small, family-owned trucking company into a large competitor with 80 agents nationwide and it maintains a large owner/operator and fleet owner base of equipment. ARL also has a brokerage division that has a carrier base of over 7,000 carriers. Under the terms of our strategic alliance with ARL we have agreed to identify and introduce owner-operators and fleet operators to ARL who may want to sign up with ARL. Any of these new owner-operators and fleet operators who sign up with ARL will become our member-carriers and will be required to install our wireless products in their trucks which electronically provide GPS and PDA information to the MobileMarket(TM).


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


     -    11,907,157  shares  of  our  common  stock,


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


     In connection with the merger, R&M Capital Partners, Inc., a principal stockholder of our company prior to the merger with Freight Rate, agreed to cancel 2,650,000 shares of our common stock owned by them for no consideration. Prior to the merger, R&M Capital Partners, Inc. owned an aggregate of 6,500,000 shares of our common stock, which represented approximately 52% of our outstanding common stock immediately prior to the merger. A term of the merger agreement as negotiated by Freight Rate provided that the Freight Rate shareholders would own 70% of our securities on a fully diluted basis following the closing of the merger. R&M Capital Partners, Inc., whose sole shareholder had been a shareholder of Premier Sports Media and Entertainment Group, Inc., agreed to the cancellation at our request in order to facilitate the merger. We believe R&M Capital Partners, Inc. agreed to the cancellation in order to facilitate our merger with Freight Rate based upon its business judgment and since Freight Rate was not prepared to complete the merger and allow R&M Capital Partners, Inc. to retain as significant as a concentration of stock in our company. Following the cancellation of these shares, R&M Capital Partners, Inc. owned 3,850,000 shares of our common stock. For accounting purposes, the cancellation of the 2,650,000 shares was treated as part of the recapitalization.


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


We have a history of losses and an accumulated deficit. We expect losses to continue for the foreseeable future and we may be unable to continue as a going concern.

     For the fiscal years ended June 30, 2004 and May 31, 2003 we reported total revenue of $2,091,965 and $1,019,883 and a net loss to common stockholders of $5,239,773 and $2,129,604, respectively. At June 30, 2004 we had an accumulated deficit of $12,410,773. Further, during the fiscal year ended June 30, 2004, we reported net cash used in operating activities of $2,258,017. Our revenue has not been sufficient to sustain our operations and we do not expect significant revenue or profitable operations for the foreseeable future. The report of our independent registered public accounting firm for the year ended June 30, 2004 on our financial statements includes an explanatory paragraph stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. Because we are subject to all of the business risks inherent in a new company with an unproven market, we cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern.



Our primary assets serve as collateral under outstanding debentures. If we should default on these debentures, the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.


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


     While we are attempting to increase sales, our revenue growth has not been significant enough to generate sufficient gross profits to fund our daily operations. We do not presently have sufficient financial resources and financing commitments to fund our ongoing operations beyond December 2004 and the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. While we believe in the viability of our strategy to improve sales volume, we cannot accurately predict when, or if, our sales and profits will increase to the level necessary to sustain our operations therefore we believe that we will need to raise additional capital to fully implement our business, operating and development plans and sustain our ongoing operations. A large part of our financing needs are expected to be provided from the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Other than this Standby Equity Distribution Agreement, we do not presently have any additional sources of working capital. If we are unable to secure this funding by December 31, 2004 because the registration statement is not declared effective by the SEC prior to that date, and we are unable to obtain additional working capital from alternative sources, we may be required to curtail or discontinue some or all of our business and operations.



Certain contractual limitations of the Standby Equity Distribution Agreement may adversely affect our needs for working capital in future periods. If we are unable to obtain working capital as needed in future periods, our ability to continue our business and operations would be in jeopardy.


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


The Standby Equity Distribution Agreement and our Series B 5% secured convertible debentures contain certain covenants prohibiting us from raising capital at less than the market price. These limitations may hamper our ability to raise working capital in future periods which could result in our ability to continue as a going concern.


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

Historically we have been dependent on revenue from a limited number of customers and a significant portion of our revenue for fiscal 2003 is non-recurring revenue. If we were to be deprived of revenue from these key Customers, our future revenues and business operations could be materially and adversely effected.

     All of our revenue for the fiscal year ended May 31, 2003 was derived from two customers, The Great Atlantic & Pacific Tea Company and Tire Kingdom, which represented approximately 53% and 47%, respectively of our revenue. For the fiscal year ended June 30, 2004, Tire Kingdom represented approximately 64% of our revenue and The Great Atlantic & Pacific Tea Company represented approximately 15% of our revenue. Nearly all of the revenue from The Great Atlantic & Pacific Tea Company was derived under the terms of a license and customization agreement which was terminated in January 2004 and does not represent recurring revenues to us. We do not have an agreement with Tire Kingdom. We are seeking to expand our customer base in fiscal 2005 in order to eliminate our dependence upon revenues from a limited number of customers. Because of the significant nature of the revenue from Tire Kingdom to our results of operations, however, the loss of this customer, prior to our obtaining additional customers, could have a material adverse effect on our business operations and prospects.



We are dependent on contracts, some of which are short term. If these contracts are terminated, our results of operations would be materially adversely affected.

     We have entered into agreements to provide transportation services with some of our shipper customers. These agreements, however, do not commit them to using us for any specific volume of transportation services and the agreements can be terminated on 30 days notice. The termination of any of these contracts could have a material adverse effect on our business operations and prospects.



We rely on third party providers to provide support for our products and services. Failure by our third party providers to deliver services could adversely impact our services to our customers.


     We rely on several third party providers for support for our MobileMarket(TM). IBM provides us with dedicated hosting and support for our web site as well as network services. In addition, we purchase GPS locator devices which are included in wireless access packages we offer to carriers from a single source. Although we do not presently have alternative providers engaged for these products or services, we believe that we could engage other companies to provide these products or services upon substantially the same terms and conditions as our existing third party provides. In the event any of these third party providers are unable to deliver the services or products which we have contracted for, our ability to provide our products and services to our customers would be adversely impacted until such time as we were able to engage alternate sources.

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


There is a limited ability to safeguard our proprietary information and we may be unable to prevent a third party from the unauthorized use of our propriety information.


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

Our Chairman and CEO is the sole holder of our Series Y Convertible Preferred Stock which may give him voting control of our company and the ability to solely influence its business and direction.


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

                                     PART II


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


OVERVIEW


     We operate as an application service provider (ASP) that delivers supply chain, tracking and logistics information to the freight industry. We began reporting revenue in October 2002. We provide logistics information and services to shippers that need to have truckloads of goods transported to or from their facilities. We also provide logistics information and services to trucking companies (carriers) that operate fleets of trucks which enable these companies to manage the utilization of their transportation assets and personnel. Our mission is to provide our members with easily accessible and useful information that allows them to be more profitable by improving the utilization of transportation assets and optimizing the efficiency of the supply chain.


     We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket(TM) system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of our shipper customers from whom we generated revenues from approximately five at the end of fiscal 2003 to approximately 17 at the end of fiscal 2004.

     We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to successfully build our company we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer's inbound and outbound transportation business. During fiscal 2004 we spent $90,134 in the marketing of our company's services to potential carriers in an effort to increase our carrier base as compared with $9,981 spent in fiscal 2003. We currently have approximately 400 carriers who have entered into carrier agreements with us as compared with approximately 43 carriers at May 31, 2003. We intend to continue to increase our marketing efforts during fiscal 2005, including utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations.


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


OPERATING  EXPENSES


     Total operating expenses incurred during fiscal year 2004 increased by $3,412,225, or approximately 162%, as compared with total operating expenses incurred during fiscal year 2003. This increase consisted of freight transportation costs rising by almost the same percentage as the increase in freight transportation revenue, as well as to increases in selling, general and administrative expenses associated with the increase in the number of employees and consultants.

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


     Selling, general and administrative expenses increased by $2,379,583 or approximately 152%, to $3,941,350 in fiscal year 2004 from $1,561,767 in fiscal year 2003. Approximately 75% of this increase was attributable to increases in salaries, benefits and consulting fees and the remainder of the increase was attributable to increases in legal, accounting, rent, sales and marketing expenses.

     Salaries,  benefits  and  consulting  expenses  increased  by $1,771,894 or
approximately 174% in fiscal year 2004 from fiscal year 2003.   Included in this
increase  were  the  following:

     - Salaries and benefits increased by $836,283, or approximately 128%, in fiscal 2004 to $1,489,796 from $653,513 in fiscal year 2003, accounting for approximately 47% of the increase in total salaries, benefits and consulting expenses. This increase primarily was due to an increase in the number of our non-research and development employees to 23 at the end of fiscal year 2004 from 12 at the end of fiscal year 2003, of which 10 became employees during the fourth quarter of fiscal 2003. This increase was also due to higher compensation levels of many of these employees which was below industry average compensation levels in fiscal year 2003 while we were a development stage company.


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


     The most significant expenses accounting for the remaining $607,689 increase in total selling, general and administrative expenses in fiscal year 2004 as compared with fiscal year 2003 were the following:


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


     Research and development expenses decreased $75,173 or 100% in fiscal year 2004 as compared with fiscal year 2003. The decrease was due to the completion of our research and development efforts related to our internal use software and Web site in March 2003. From that time forward, pursuant to EITF 98-1 - Accounting for the Costs of Computer Software Developed of Obtained for Internal Use, we have capitalized all internal and external costs related to the development of our internal use software and Web site and have amortized completed modules or components of our internal use software and Web site on a straight-line basis over their estimated economic lives. We do not expect to have any significant amount of research and development expenses during the remainder of fiscal year 2005.

OTHER  EXPENSES


     Total other income (expense) decreased by $577,018 or approximately 56%, in fiscal year 2004 as compared with fiscal year 2003. This decrease primarily consisted of:

     - Litigation settlement expenses decreased by $1,002,098, or 100%, in fiscal year 2004 versus fiscal year 2003. Expenses in fiscal year 2003 represented the value of 1,698,472 shares of our common stock issued to two former consulting firms in settlement of disputed agreements following mediation of the matter. We do not anticipate any further litigation settlement expenses in fiscal year 2005.

     - Interest expense increased by $329,269, or approximately 246%, in fiscal year 2004 versus fiscal year 2003. The fiscal year 2004 interest expense primarily consisted of interest of:


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

LIQUIDITY  AND  CAPITAL  RESOURCES


     We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. As of June 30, 2004, we had an accumulated deficit of $12,410,773, a stockholders' deficit of $608,212, and cash and cash equivalents of $832,130.


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


     Net cash used in operating activities for fiscal 2004 of $2,258,017 consisted of our net loss of $3,892,729 partially offset by $1,471,862 of non-cash expenses and $162,850 provided by the net change in operating assets and liabilities. Non-cash expenses primarily consisted of $1,287,711 of expenses associated with the issuance of our common stock, options and warrants as payment for services, interest, compensation, conversions and litigation settlement.



     Net cash used in operating activities of $703,922 in fiscal 2003 consisted of our net loss of $2,129,604 partially offset by $1,372,468 of non-cash expenses and $53,214 of cash provided by the net changes in operating assets and liabilities. Non-cash expenses primarily consisted of $1,434,338 of expenses associated with the issuance of our common stock for services and pursuant to a litigation settlement.



     Net cash used in investing activities in fiscal years 2004 and 2003 consisted of $419,945 and $253,109, respectively, and was used to purchase various fixed assets including computers, furniture, fixtures and leasehold improvements and to develop our internal use software.


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

                                    PART III


ITEM  13.     EXHIBITS AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit No.               Description  of  Document

2.1 Merger Agreement between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation, dated March 10, 2003 (1)
3.1                 Articles  of  Incorporation  (2)
3.2                 Certificate  of  Amendment  to Articles of Incorporation (3)
3.3                 Certificate  of  Amendment  to the Articles of Incorporation
                    (4)
3.4 Certificate of Voting Powers, Designations, Preferences and Right to Series B Convertible Preferred Stock (11)
3.5 Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (11)
3.6 Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock, filed March 11, 2003 (5)
3.7 Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock, filed April 9, 2003 (5)
3.8 Certificate of Amendment to Articles of Incorporation as filed on August 13, 2004 (10)
3.9                 Bylaws  (2)
3.10                Amended  Bylaws  dated  March  31,  2003  (5)
4.1 Form of Common Stock Purchase to Newbridge Securities Corporation for Business Advisory Agreement (11)
4.2                 $  1,747,000  principal  amount  14.25%  secured convertible
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

10.18               Security  Agreements  for  14.25%  secured  convertible
                    debentures(11)
10.19               Registration Rights Agreement for 14.25% secured convertible debentures  (11)
22                  Subsidiaries  of  Registrant  (11)
31.1                Section  302  Certificate  of  Chief  Executive Officer*
31.2                Section  302 Certificate of principal financial officer*
32.1                Section  906  Certificate  of  Chief  Executive  Officer and
                    principal  financial  officer*
----------------------------------
 *   Filed herewith
(1) Incorporated by reference to the registrant's Report on Form 8-K as filed on March 26, 2003.
(2)  Incorporated  by  reference  to  the registrant's registration statement on
     Form  10-SB,  SEC  file  number  000-25753,  as  amended.
(3) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on February 2, 2001
(4) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on April 22, 2003
(5) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed on July 8, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed on January 3, 2002.
(8)  Incorporated  by  reference  to  the  registrant's Quarterly Report on Form
     10-QSB  for  the  period  ended  March  31,  2003.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed on May 11, 2004.
(10) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on July 27, 2004.
(11) Incorporated by reference to the registrant's Registration Statement on Form SB-2, file number 333-118792, as filed on September 3, 2004.

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

Dated:    April 12, 2005

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

                         POWER2SHIP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                          Page

Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Balance Sheet June 30, 2004                                  F-3

Consolidated Statements of Operations, Years Ended
  June 30, 2004 and May 31, 2003                                          F-4

Consolidated Statement of Changes in Stockholders' Deficit
  for the Period from May 31, 2002 through June 30, 2004                  F-5

Consolidated Statements of Cash Flows, Years Ended
  June 30, 2004 and May 31, 2003                                          F-6

Transition Period Ended June 30, 2003:

  Consolidated Statement of Operations, One Month Period Ended
  June 30, 2003                                                           F-7

  Consolidated Statement of Cash Flows, One Month Period Ended
  June 30, 2003                                                           F-8

Notes to Consolidated Financial Statements                                F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors
 Power2Ship,  Inc.

We have audited the accompanying consolidated balance sheet of Power2Ship, Inc. and Subsidiary as of June 30, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2004 and May 31, 2003, and the one month ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power2Ship, Inc. and Subsidiary, as of June 30, 2004 and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and May 31, 2003, and for the one month ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had net losses and cash used in operations of $3,892,729 and $2,258,017, respectively, for the year ended June 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/  SHERB  &  CO.,  LLP

New  York,  New  York                   Certified  Public Accountants
August  12,  2004


                         POWER2SHIP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004



ASSETS
Current assets:
   Cash and cash equivalents                                      $    832,130
   Receivables, net of allowance of $2,963                             319,089
   Prepaid insurance                                                    59,039
                                                                  -------------
        Total current assets                                         1,210,258

Furniture and equipment                                                248,099
     Less: accumulated depreciation                                    (72,800)
                                                                  -------------
        Net furniture and equipment                                    175,299

Software development costs, net of accumulated
  Amortization of $45,154                                              417,464
Deferred financing costs                                               766,609
Restricted cash for interest on debentures                             124,474
Other assets                                                           160,682
                                                                  -------------

Total assets                                                      $  2,854,786
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                     $     60,000
   Accounts payable                                                    305,705
   Accrued expenses                                                    196,460
   Accrued salaries                                                     44,713
                                                                  -------------
       Total current liabilities                                       606,878

Long term debt:
Long term notes payable                                                 20,000
Convertible notes payable less discount of $94,920                   2,721,120
Convertible note payable to related party                              115,000

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 198,000  shares issued and outstanding          1,980
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 10,832 shares issued and outstanding              108
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding             870
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 38,248,146 shares issued and outstanding              38,248
   Deferred compensation                                              (208,410)
   Additional paid-in capital                                       11,969,765
   Accumulated deficit                                             (12,410,773)
                                                                  -------------

       Total stockholders' deficit                                    (608,212)
                                                                  -------------

Total liabilities and stockholders' deficit                       $  2,854,786
                                                                  =============


                             See accompanying notes


                          POWER2SHIP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended      Year ended
                                                    June 30, 2004    May 31, 2003
                                                   ---------------  --------------
Revenue:
Freight transportation                             $    1,778,027   $     482,824
Access services                                           290,013          88,064
Implementation services                                    23,925         448,995
                                                   ---------------  --------------

       Total revenue                                    2,091,965       1,019,883

Operating expenses:
   Freight transportation                               1,581,119         473,304
   Selling, general and administrative:
        Salaries, benefits and consulting fees          2,788,192       1,016,298
        Other selling, general and administrative       1,153,158         545,469
   Research and development                                     -          75,173
                                                   ---------------  --------------

       Total operating expenses                         5,522,469       2,110,244
                                                   ---------------  --------------

       Loss from operations                            (3,430,504)     (1,090,361)
                                                   ---------------  --------------

Other income (expense):
   Litigation settlement                                        -      (1,002,098)
   Forgiveness of debt                                          -          93,074
   Interest income                                            854             821
   Interest expense                                      (463,079)       (133,810)
   Other income                                                 -           2,770
                                                   ---------------  --------------

       Total other expense                               (462,225)     (1,039,243)
                                                   ---------------  --------------

Net loss                                           $   (3,892,729)  $  (2,129,604)
Less: Preferred stock dividend                         (1,347,044)              -
                                                   ---------------  --------------

Loss available to common shareholders              $   (5,239,773)  $  (2,129,604)
                                                   ===============  ==============


Loss per share-basic and diluted                   $        (0.16)  $       (0.14)
                                                   ===============  ==============

Weighted average shares outstanding
      - basic and diluted                              32,947,559      14,957,590
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
Retirement of Treasury stock
Sale of common stock
Conversion of notes and accrued salaries
  to stock options
Common stock issued for services
Options and warrants issued for services
Common stock issued upon merger
Beneficial conversion for convertible
  note payable
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



                                                              Treasury Stock
                                            Common Stock        (at cost)                     Additional
                                       -------------------  -----------------     Deferred     Paid-in   Accumulated
                                         Shares    Amount    Shares    Amount   Compensation   Capital     Deficit      Total
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------
Balance, May, 31, 2002                 11,907,157  $11,907  (410,000) $(30,000) $        -   $ 6,211,563  $ (6,133,292)  $ 61,048

Conversion of Series C preferred to
  series Y                                                                                            -                         -
Issuance of series X preferred                                                                    (1,000)                       -
Retirement of Treasury stock             (410,000)    (410)  410,000    30,000                   (29,590)                       -
Sale of common stock                      657,000      657                                       327,843                  328,500
Conversion of notes and accrued
  salaries to stock options                                                                        4,430                    4,430
Common stock issued for services        2,101,027    2,101                                     1,400,452                1,402,553
Options and warrants issued for
  Services                                                                                        31,785                   31,785
Common stock issued upon merger        12,860,000   12,860                                       (12,860)                       -
Beneficial conversion for convertible
  note payable                                                                                   175,000                 175,000
Net loss                                       -        -        -        -              -            -   (2,129,604) (2,129,604)
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------

Balance, May 31, 2003                  27,115,184  $27,115        -   $   -     $        -   $ 8,107,623  $(8,262,896) $(126,288)
                                       ==========  =======  ========  ========  ============   =========  ==========  ===========

Sale of Series B preferred stock                                                                  44,910                  45,000
Common stock issued for services
  and compensation                        180,000     180                                        151,020                 151,200
Common stock issued for rent deposit       50,000      50                                         39,450                  39,500
Warrants issued for interest                                                                      16,650                  16,650
Net loss                                       -        -         -       -              -            -      (167,416)  (167,416)
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------

Balance, June 30, 2003                 27,345,184  $27,345        -   $   -     $        -   $ 8,359,653 $ (8,430,312) $ (41,354)
                                       ==========  =======  ========  ========  ============   =========  ==========  ===========

Conversion of Series X preferred
  stock to common stock                 5,700,000   5,700                                         (4,700)                       -
Common stock issued for anti-dilution     948,275     948                                           (948)                       -
Sale of Series B preferred stock                                                                 814,368                  816,000
Sale of Series C preferred stock net
  of costs of $30,000                                                                            294,852                  294,960
Sale of common stock (Reg S) net of
  costs of $428,847                     1,128,400   1,128                                        284,770                  285,898
Conversion of notes and accrued
  interest to Series B stock                                                                     128,742                  129,000
Common stock issued for Series B
  preferred dividend                      233,336    233                                          87,499      (87,732)          -
Common stock returned for rent
  deposit                                 (50,000)   (50)                                        (39,450)                 (39,500)
Common stock issued for services        1,085,208  1,085                                         299,557                  300,642
Common stock issued for interest          441,483    441                                         208,729                  209,170
Common stock issued for financing         816,260    816                                         309,363                  310,179
Common stock issued for services -
  financial consultant                    600,000    600                          (150,000)      299,400                  150,000
Warrants issued for services -
  financial consultant                                                             (58,410)      116,820                   58,410
Options and warrants issued for
  discount on notes                                                                              108,160                  108,160
Options and warrants issued
  for services                                                                                   569,489                  569,489
Options and warrants issued
  for financing                                                                                  133,462                  133,462
Net loss                                       -        -         -       -             -             -    (3,892,729) (3,892,729)
                                       ----------  -------  --------  --------  ------------   ---------  ----------  -----------

Balance, June 30, 2004                 38,248,146  $38,248        -   $   -     $ (208,410)  $11,969,765 $(12,410,773) $ (608,212)
                                       ==========  =======  ========  ========  ============   =========  ==========  ===========


                             See accompanying notes


                                      POWER2SHIP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended      Year ended
                                                                             June 30, 2004    May 31, 2003
                                                                            ---------------  --------------
Cash flows from operating activities:
   Net loss                                                                 $   (3,892,729)  $  (2,129,604)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                37,656           7,659
        Amortization of software development costs                                  40,621           4,533
        Amortization of deferred financing costs                                    39,642               -
        Amortization of discount on notes payable                                   70,635          11,645
        Increase (decrease) in allowance for doubtful accounts                      (4,403)          7,367
        Gain on forgiveness of accrued salary                                            -         (93,074)
        Issuance of stock options and warrants
          for services and conversion                                              627,899          31,785
        Issuance of stock for services, interest and litigation settlement         659,812       1,402,553
        Changes in operating assets and liabilities:
            Decrease (increase) in receivables                                      59,447        (324,328)
            Increase in prepaid insurance                                          (29,220)        (33,026)
            Increase in other assets                                              (117,313)        (31,479)
            Increase in accounts payable and accrued expenses                      249,936         442,047
                                                                            ---------------  --------------

               Net cash used in operating activities                            (2,258,017)       (703,922)
                                                                            ---------------  --------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (79,773)       (130,663)
   Capitalized costs of software development                                      (340,172)       (122,446)
                                                                            ---------------  --------------

               Net cash used in investing activities                              (419,945)       (253,109)
                                                                            ---------------  --------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $487,084
      and $0, respectively                                                       2,109,916         217,000
   Proceeds from promissory notes                                                  340,000               -
   Repayments of promissory notes                                                 (380,000)        (26,816)
   Repayments of promissory notes - related party                                  (20,000)              -
   Proceeds from conversion of options to common stock                                   -         225,000
   Proceeds from sale of preferred stock net of costs of $30,000
      and $0, respectively                                                       1,110,960         195,720
   Proceeds from sale of common stock net of costs of $428,847
      and $0, respectively                                                         285,898         328,500
                                                                            ---------------  --------------

               Net cash provided by financing activities                         3,446,774         939,404
                                                                            ---------------  --------------

               Net increase (decrease) in cash and cash equivalents                768,812         (17,627)

Cash and cash equivalents, beginning of period                                      63,318          36,027
                                                                            ---------------  --------------

Cash and cash equivalents, end of period                                    $      832,130   $      18,400
                                                                            ===============  ==============

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                                 $       14,790   $           -
                                                                            ===============  ==============

   Cash paid for income taxes during the period                             $            -   $           -
                                                                            ===============  ==============

Non-cash transactions affecting investing and financing activities:

       Conversion of bridge loan to convertible promissory notes            $      150,000   $           -
                                                                            ===============  ==============

       Warrants issued for deferred financing costs                         $      133,462   $           -
                                                                            ===============  ==============

       Common stock issued for deferred financing costs                     $      310,179   $           -
                                                                            ===============  ==============

       Warrants issued for discount on notes payable                        $      108,160   $           -
                                                                            ===============  ==============

       Common stock cancelled for rent deposit                              $      (39,500)  $           -
                                                                            ===============  ==============

       Conversion of notes and accrued interest to preferred stock          $      129,000   $           -
                                                                            ===============  ==============

       Conversion of notes and accrued interest to common stock             $       87,732   $           -
                                                                            ===============  ==============

       Common stock and warrants for services to be rendered in future      $      208,410   $           -
                                                                            ===============  ==============

       Common stock issued for anti-dilution                                $          948   $           -
                                                                            ===============  ==============

       Conversion of accrued salaries to note payable                       $            -   $     135,000
                                                                            ===============  ==============

       Retirement of treasury stock                                         $            -   $     (30,000)
                                                                            ===============  ==============

       Conversion of accrued salaries and note payable to options           $            -   $       4,430
                                                                            ===============  ==============

       Conversion of Series B preferred stock to common stock               $            -   $       1,957
                                                                            ===============  ==============

       Conversion of Series C to Series Y preferred stock                   $            -   $         870
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

     Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading.At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. In these transactions, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier and we have latitude in pricing decisions.

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


LOSS PER COMMON SHARE
---------------------
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had options, warrants and shares issuable upon conversion of outstanding convertible debt or preferred stock totaling 74,239,167 as of May 31, 2003, 74,614,282 as of June 30, 2003 and
36,859,100 as of June 30, 2004, that were not included in computing its diluted loss per share because their impact was anti-dilutive since the Company had net losses for the periods presented in its financial statements.



The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:

                                                                  Twelve Months        One Month      Twelve Months
                                                                      Ended              Ended             Ended
                                                                  June 30, 2004      June 30, 2003      May 31, 2003
                                                                  -------------      -------------      ------------
Loss available to common shareholders, as reported                $(5,539,324)        $(212,416)        $(2,247,517)

Add: Stock-based employee compensation expense
     included in reported net loss, net of related tax effects         82,500            23,700                  -

Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax effects            (326,052)          (23,700)           (150,009)
                                                                  -------------      -------------      ------------

Pro forma loss available to common shareholders                   $(5,782,876)         $(212,416)       $(2,397,526)
                                                                  =============      =============      ============
Loss per share:
Basic and diluted - as reported                                       $ (0.17)           $ (0.01)           $ (0.15)
                                                                  =============      =============      ============
Basic and diluted - pro forma                                          $(0.18)           $ (0.01)           $ (0.16)
                                                                  =============      =============      ============


RESEARCH AND DEVELOPMENT
------------------------
Research and development costs are expensed as incurred.


COMPUTER SOFTWARE AND WEBSITE DEVELOPMENT COSTS
-----------------------------------------------
The Company uses SFAS No. 86,"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" to determine whether to expense or capitalize the costs associated with the development of its computer software and Web site. Any costs incurred by the Company in creating its computer software and Web site are charged to expense until it establishes the technological feasibility of the computer software and Web site and it completes all research and development activities for the other components of its process. Thereafter, all computer software and Web site productions costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value until the computer software and web site become available for general release to customers.

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


ADVERTISING
-----------
Advertising is expensed as incurred. Advertising expenses for the twelve months ended June 30, 2004 and May 31, 2003 totaled approximately $36,000 and $10,000 respectively. There was no advertising expense for the month of June, 2003.


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

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the twelve months ended June 30, 2004 and May 31, 2003, the Company incurred losses from operations of $3,430,504 and $1,090,361, respectively and had negative cash flows from operations of $2,258,017 and $703,922, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 4 - CONCENTRATIONS


During the twelve months ended June 30, 2004, six customers accounted for 95% of the Company's revenue. Their individual percentages ranged from 2% to 64% with one customer representing approximately 64% and one other customer representing 15%. Four of the same customers accounted for 79% of the Company's accounts receivable at June 30, 2004.

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


In March 2003, the Company issued its former Chairman 221,755 options (83,733 pre-merger equivalent) exercisable at $.38 per share with an expiration date of March 6, 2006 which were valued at $4,429 (approximately $.02 per option) using the Black-Scholes option pricing model. The options were issued in consideration for his forgiveness of $83,733 relating to accrued salary and services performed under a consulting agreement resulting in a gain of $79,304.


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

In March and April, 2004, the Company issued $1,747,000 of its Series A Convertible Debentures to 35 accredited investors and paid commissions and expenses of $227,110 that were accounted for as deferred financing costs to be amortized over the terms of the Debentures. In addition, the company issued 873,500warrants valued at $108,160 (see Note 11) and131,025 common shares valued at $55,031 to the lenders that were accounted for as additional interest costs. The Debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The Debentures may be converted by the holders at any time into common stock at a conversion price equal to the lesser of $.80 per share or 90% of the average closing bid price of the common stock for the ten trading days immediately preceding the date that a registration statement registering the shares of common stock underlying the Debentures becomes effective. Since this security contains a conversion provision that makes the conversion price dependent upon the occurrence of a future event, EITF 98-5 specifies that a contingent beneficial conversion feature not be recognized in earnings until the contingency is resolved. Assuming that the contingency, the Company's registration statement becoming effective, is resolved on October 29, 2004, the Company would have recognized a beneficial conversion of $194,111 of interest expense. The actual amount of the beneficial conversion to be recognized is expected to vary from this amount since the actual conversion price is likely to be different on the date that the Company's registration statement becomes effective, if at all. The Company may redeem the Debentures, with fifteen days notice at any time, by paying a premium of up to 20% of their original purchase price in a combination of cash and common stock. For the twelve months ended June 30, 2004, the accrued interest on the Debentures was $66,867 (paid July 1,
2004) and amortization of deferred financing costs was $39,642. The Company has provided the Debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is required to set aside the equivalent of six months interest on the debentures in a separate account in the event of a default. At June 30, 2004, the Company had restricted cash of $124,474 for this purpose.


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


On July 15, 2003, the Company issued a promissory note in the amount of $170,000 for licenses to use certain logistics software. The note replaced a prior note for the licenses which was the subject of a lawsuit and other disputed claims by various parties. The lawsuit was initiated by the software vendor to enforce payment of the prior promissory note in the amount of $143,000 which had expired in May 2002. This prior note had been issued to the software vendor in September 2001 to reflect the balance we owed on software licenses purchased in March 2000. We did not made the required payments on the prior note and asserted counterclaims against the software vendor in the lawsuit for breach of contract, fraudulent inducement and declaratory relief. The new note was the result of a settlement agreement for all claims by all parties. The note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. The new note payable was recorded at the face value of $170,000 and the old note of $140,000 and accrued interest of $15,111 was written off. Prepaid interest in the amount of $11,889 was recorded. If all the aforementioned payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 balance remaining of the note will be waived. The Company expects to receive the waiver in the fourth fiscal quarter of 2005 and will write off the note balance of $30,000 against the prepaid interest, leaving a gain of $18,101 that will be recorded at that time. At June 30, 2004, the outstanding balance on the note was $80,000 of which $20,000 was accounted for as long term notes payable and $60,000 as notes payable - short term.



In March 2003, the Company issued a $125,000 convertible promissory note to a private investor that also was a non-affiliated Company shareholder. In June 2003, the Company and the shareholder cancelled the old note and issued a new promissory note for $225,000 as the Company received an additional $100,000. The new note had an interest rate of 5% per annum, had a maturity date of December 5, 2003 and had a conversion price of $.40 per share. Subsequent to its issuance, the conversion provision in the new note was amended to change the conversion price to $.79 per share which equaled the closing market price of our common stock on the issue date of the note. We also granted the note holder, in connection with the loan, warrants to purchase 75,000 shares of common stock at a price of $0.79 per share which expired on June 5, 2004. These warrants were valued at $16,650 and recorded as interest expense. In July 2003, the Company made a $100,000 principal payment on the $225,000 note and, in September 2003, repaid the $125,000 outstanding balance of the note, plus accrued interest of $4,000, with 25,800 shares of its Series B preferred stock convertible at $0.25 per share. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares or $129,000 has been recognized as preferred dividends during the fiscal quarter ended November 30, 2003.

On March 10, 2003, the Company issued an 8% convertible promissory note due June 30, 2006 in the amount of $135,000 to its Chief Executive Officer in exchange for his forgiveness of $147,520 of accrued salary. The outstanding principal balance of the note may be converted at any time into common stock at a conversion price equal to the lesser of $1.51 per share or 50% of the average closing bid prices of the Company's common stock for the five trading days immediately preceding the date of such conversion but no less than $0.75 per share. During the twelve months ended June 30, 2004, $20,000 was repaid leaving a balance of $115,000.


On March 6, 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it had a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. Given this type of conversion provision, EITF 98-5 specifies that a beneficial conversion feature be recognized based upon the five days preceding the commitment date. This results in a beneficial conversion of $175,000 which was treated as a discount on notes payable which is being amortized as interest expense over the term of the debt. As of June 30, 2004, the Company had accrued interest in the amount of $18,441 and amortized $69,040 of the discount as interest expense.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE
---------------
The Company leases office space under an operating lease commencing May 15, 2003. The lease terminates on May 31, 2007.

At June 30, 2004, minimum rental commitments are as follows:
     2005                 $     119,475
     2006                       125,213
     2007                        52,813
                           ------------
                          $     297,501
                           ============

Also required was an additional security deposit of $9,312 by June 1, 2004. This amount was secured by 50,000 shares of the Company's common stock valued at $39,500 which were deposited with the landlord in June, 2003 and returned in May, 2004 when the payment of the additional deposit was made.

For the years ended June 30, 2004 and May 31, 2003, rent expense was $121,586 and $26,712, respectively. For the month of June, 2003, rent expense was $8,845.

In addition, the Company leases a phone system and a copier with total rental commitments of $24,412 through March 31, 2007.

At June 30, 2004, minimum rental commitments are as follows:

     2005                 $     10,780
     2006                       10,780
     2007                        2,852
                           -----------
                          $     24,412
                           ===========


Total amounts expensed for the years ended June 30, 2004 and May 31, 2003, was $9,576 and $1,797, respectively. For the month of June, 2003, the amount expensed was $150.

LICENSE AGREEMENT
-----------------
The Company has entered into an agreement with a vendor for GPS devices which requires the company to pay the vendor a monthly royalty fee on each device once it is put into service with a customer. For the year ended June 30, 2004, the company paid $5,325 in connection with this agreement.

CONTINGENCIES
-------------

In January 2004, we were named as one of a number of defendants in a civil action filed in the U.S. District Court for the Southern District of New York titled Dale Sobek and Seema Bhagat vs. Joseph Quattrochi, Cardinal Capital Management, Inc., R&M Capital Partners, Inc., Power2Ship, Inc. and Madison Stock Transfer, Inc, case number 03CV10219. The lawsuit was filed by a stockholder of our company who purportedly acquired shares of our common stock from another of our stockholders in May 2002 and received additional shares as collateral from the selling stockholder. Following the transaction, the selling stockholder induced our transfer agent to issue it replacement shares for the shares of our common stock allegedly provided to the plaintiff as collateral. The plaintiff's are alleging breach of contract and racketeering and are seeking punitive damages from all defendants of $5,000,000 and $750,000 for conversion by certain of the defendants, including our company. We believe that the claim is without merit as it pertains to our company and we have filed motions to dismiss all claims with prejudice. The motions are pending judicial determination.



In April 2004, we obtained an order for provisional relief from the Supreme Court of the State of New York, County of Kings, against Flow Capital Advisors et al in the matter of Power2Ship, Inc. vs. Flow Capital Advisors, Inc., Douglas
F. Gass and Madison Stock Transfer, Inc. restraining Flow Capital from transferring or in any manner encumbering any securities of Power2Ship held by it. Flow Capital received 779,155 shares of our common stock and an option to purchase 200,000 shares of our common stock, in addition to other compensation, pursuant to two consulting agreements between Flow Capital and Power2Ship. In our compliant we alleged that the first consulting agreement represented a wrongful usurping of corporate opportunity by the principal shareholder of Flow Capital and that both consulting agreements were fraudulently obtained through material omissions and misrepresentations made prior to, and after, entering into the consulting agreements. In May 2004, we initiated an arbitration proceeding under the rules of the American Arbitration Association in Florida to resolve this dispute and discontinued our legal action in the Supreme Court of the State of New York. In July 2004, Mr. Gass and Flow Capital Advisors entered a motion in the Broward County, Florida 17th Judicial Circuit Court to stay the arbitration. We submitted our answer to the complaint and counterclaims to the court on August 12, 2004. The court granted the motion to stay the arbitration and the legal action remained pending as of the date of the audit report.



The Company regularly assesses the potential impact of pending litigation on its financial statements. As of June 30, 2004, the Company's pending litigation is expected to have a negligible, if any, impact on its financial statements.


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

Effective April 15, 2003, the Company commenced a four-year employment agreement with its President, Michael J. Darden. The term of employment may be automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Darden elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Darden will receive a base salary, be granted a certain number of stock options subject to a specified vesting period and became eligible to receive a bonus based on the financial performance of the Company. This summary of the employment agreement is qualified by reference to the complete text of the employment agreement which was filed on May 15, 2003 as an exhibit to the Company's Form 10-QSB for the period ended March 31, 2003.

At June 30, 2004, the aggregate commitments pursuant to the employment agreements with our executive officers are as follows:
               2005                  $ 520,266
               2006                    600,987
               2007                    513,111
               2008                    155,520
                                       -------
                                    $1,789,884
                                    ==========

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

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                                    2004      Percent      2003     Percent
                                                                ------------  --------  ----------  --------
Income tax benefit computed at
   Federal statutory tax rate                                   $ 1,488,000      34.0%  $ 760,000      34.0%
State tax, net of
   Federal benefits                                                 145,000       3.5      78,000       3.5
Non-deductible non-cash
   expenses                                                        (457,000)    (10.5)    (79,000)    (10.4)

Reinstatement/change in deferred tax asset valuation allowance   (1,176,000)    (27.0)   (759,000)    (27.1)
                                                                ------------  --------  ----------  --------

Provision for income taxes                                      $         -         -%  $       -         -%
                                                                ============  ========  ==========  ========

Temporary differences that give rise to significant deferred tax assets are as follows:

                                     2004          2003
                                 ------------  ------------
Net operating loss carryforward  $ 3,266,000   $ 2,090,000
                                 ============  ============

Total deferred tax assets          3,266,000     2,090,000

Valuation allowance               (3,266,000)   (2,090,000)
                                 ------------  ------------

Net deferred tax asset           $         -   $         -
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


SERIES C CONVERTIBLE PREFERRED STOCK
------------------------------------
During the twelve months ended June 30, 2004, the Company sold 10,832 shares of its Series C convertible preferred stock for $324,960 less commissions of $30,000. These shares are convertible into 1,083,200 shares of the Company's common stock at $0.30 per share, are entitled to receive annual dividends of 10%, include warrants to purchase 541,600 shares of common stock at $1.00 per share for a period of three years and have preferred registration rights. No expense was recognized for these warrants as both the charge and the credit were to additional paid in capital. This transaction was effected under Rule 506 of Regulation D of the Securities Act of 1933. The conversion provision for these securities represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.30 from the market price of the common stock on the date the preferred shares were issued. The value of this beneficial conversion feature in the amount of $317,472 was recognized as preferred dividends.



SERIES X CONVERTIBLE PREFERRED STOCK
------------------------------------
The Series X convertible preferred stock had been issued on a pro rata basis to all of the preferred and common shareholders of Freight Rate, Inc. upon the reverse merger with the Company in March 2003. The preferred stock had a stated value and par value of $.01, paid no dividends, had no voting rights and no liquidity preference, and was convertible into shares of the Company's common stock based upon certain rights set forth in the merger agreement between Freight Rate, Inc. and the Company dated March 10, 2003. Under this provision, the shares of Series X Convertible Preferred Stock were required to be converted on March 11, 2004 into as many as an additional 85,740,000 shares of the Company's common stock based upon the occurrence of certain events. During November, 2003, all 100,000 shares of the Series X convertible preferred stock were converted into 5,700,000 shares of the Company's common stock and the shares of Series X convertible preferred stock have been cancelled.



SERIES Y CONVERTIBLE PREFERRED STOCK
------------------------------------
In connection with the reverse merger in March 2003, 87,000 shares of Series C preferred stock of Freight Rate, Inc., all of which were owned by the Company's Chief Executive Officer, were converted to 87,000 shares of Series Y preferred stock of the Company. The preferred stock has a stated value and par value of $.01, pays no dividends and has no liquidity preference. Each share of Series Y convertible preferred stock has 200 votes per share and has the right to vote with the common shareholders in all matters. These voting rights provide the Company's Chief Executive Officer with voting control of approximately 36.4% the Company's shares. The shares are convertible into 230,405 shares of the Company's common stock at the holder's option.



COMMON STOCK
------------
During fiscal year 2003, the Company:
     Retired all 410,000 shares of treasury stock,

     Issued 12,860,000 shares of its common stock, recorded at par value of $12,860, upon its reverse merger with Freight Rate, Inc. in March 2003

     Sold 657,000 shares of common stock at $.50 per share during March and April 2003 raising $328,500,

     Recorded the issuance of 1,698,472 shares of common stock valued at $1,002,098 pursuant to a settlement agreement entered into with two former consulting firms related to disputed compensation arising from consulting agreements with them which expired in 2002, and

     Issued 402,555 shares of common stock to consultants for services and recorded the shares at their fair market value of $400,455 insalaries, benefits and consulting fees.



During the one month period ended June 30, 2003, the Company:
     Issued 180,000 shares of common stock to vendors and employees and recorded the shares at their fair market value of $151,200 at an average price of $.84 per share. Of this amount, $88,833 had been accrued and expensed for services rendered in the year ended May 31, 2003 and $38,667 was expensed for services rendered in June, 2003, both of which were classified as other selling, general and administrative expenses. The balance of $23,700 was recorded as salaries, benefits and consulting fees in June, 2003, and

     Issued 50,000 shares of common stock valued at $39,500 to its landlord as security for $9,312 required to be paid as an additional security deposit by June 1, 2004 pursuant to its office lease agreement.



During fiscal year 2004, the Company:
     Issued 600,000 shares of common stock valued at $300,000 pursuant to a consulting agreement entered into in March 2004, of which one-half of these shares, valued at $150,000, were earned and expensed upon issuance and the other half was recorded as $150,000 of deferred compensation to be earned on September 1, 2004 unless the agreement was terminated by either party prior to that date. In August, 2004, the Company notified the consultant that it was terminating the agreement, the shares were returned by the consultant and deferred compensation was reduced by $150,000,

     Issued 5,700,000 shares of common stock, recorded at par value of $5,700, in exchange for all 100,000 shares of its Series X convertible preferred stock,

     Issued 1,085,208 shares of common stock to vendors, employees and consultants and recorded the shares at their fair market value of $300,642 in salaries, benefits and consulting fees,


     Sold 1,128,400 shares of common stock to individual investors residing outside of the United States for $714,745 less offering costs and discounts of $428,847 netting $285,898,


     Issued 948,275 shares of common stock, recorded at par value of $948,pursuant to anti-dilution agreements with respect to the issuance of common stock to the holders of the Company's Series X convertible preferred stock which restates the 2,143,000 common shares reported as being issued related to anti-dilution provisions in the Company's 10-QSB for the period ended November 30, 2003,


     Issued 441,483 shares of common stock to various lenders and recorded interest expense of $209,170,


     Issued 233,336 shares of common stock, recorded at par value of $233, as a dividend to holders of its Series B convertible preferred stock,

     Cancelled the 50,000 shares issued to its landlord as an additional security deposit upon paying the required additional security deposit of $9,312 in May 2004, and


     On June 28, 2004, the Company entered into a Standby Equity Distribution Agreement with an institutional investor pursuant to which the investor granted the Company the right to put up to $10,000,000 of the Company's registered shares of common stock to it. This right commences on the date that the Company's registration statement, registering the resale of the shares that may be put to the investor, becomes effective and continues for up to the following two years. The Company may put up to $500,000 of its shares to the investor as frequently as every seven trading days at a price per share equal to 98% of the lowest price (using the daily volume weighted average price) of the common stock during the five trading days following the date on which the Company notifies the investor of its intent to put the shares. The Company issued 816,260 shares valued at $310,179 to the investor and the placement agent upon entering into this agreement and agreed to pay the investor 5% of the gross amount of any shares put to the investor. The value of these shares was treated as deferred financing costs to be amortized over the life of the agreement.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:


                                                     Twelve Months      One Month        Twelve Months
                                                         Ended            Ended              Ended
                                                     June 30,2004      June 30, 2003      May 31,2003
                                                     ------------      -------------      -----------
Loss available to common shareholders:  As reported  $(5,539,324)         $(212,416)      $(2,247,517)
                                                     ============      =============      ===========

                                        Pro forma    $(5,782,876)         $(212,416)      $(2,397,526)
                                                     ============      =============      ===========

Loss per share, basic and diluted:      As reported      $ (0.17)           $ (0.01)          $ (0.15)
                                                     ============      =============      ===========

                                        Pro forma         $(0.18)           $ (0.01)          $ (0.16)
                                                     ============      =============      ===========


For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:


Weighted Average:                                         2004          2003
-----------------                                         ----          ----
Dividend yield                                            None          None
Expected volatility factor                                55%            64%
Approximate risk free interest rates                       3%             3%
Expected lives, in years                                   5              3


The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

STOCK OPTIONS
-------------
In March 2003, the Company granted options to purchase 200,000 shares of common stock exercisable at $.50 per share to a consultant. 100,000 of these option vested on their grant date, 100,000 vested on the six-month anniversary of their grant date and their expiration dates are three years after their respective vesting dates. Using the Black-Scholes option-pricing model, consulting expense in the amount of $15,465 was recorded for the year ended May 31, 2003 relating to these options.



In April 2003, the Company granted options to purchase 300,000 shares of common stock to an officer of the Company. 150,000 of these options vest one year from the grant date, 150,000 vest two years from the grant date and their expiration dates are three years after their respective vesting dates. The options are exercisable at a price of $1.01 per share which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recorded.



In November 2003, in connection with a twelve-month Business Advisory Agreement, the Company granted a securities advisor an option to purchase 500,000 shares of its common stock at a price of $.01 per share. These options were exercised in June, 2004. Using the Black-Scholes option-pricing model, $270,000 was expensed as consulting fees.


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


In April 2004, the Company granted options to purchase 320,334 shares of common stock to consultants and charged $85,683 to consulting fees for the fair value of the instruments granted using the Black-Scholes option-pricing model. The Company also cancelled 100,000 options for one of the consultants.


A summary of the stock option activity is as follows:


                                         Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                           Price     of Options     Per Option
                                          -------    ----------     ----------
Outstanding options at May 31, 2002        $0.38     13,986,679        $0.38
Granted                                    $0.81        500,000    $0.50 -  $1.01

Outstanding options at May 31, 2003        $0.40     14,486,679    $0.38 - $1.01
Granted                                      -            -              -
                                                     ----------
Outstanding options at June 30, 2003       $0.40     14,486,679    $0.38 - $1.01
Granted                                    $0.19      1,141,834    $0.01 - $.052
Cancelled                                  $0.56       (100,000)       $0.56
Exercised                                  $0.01       (500,000)        $0.01
Expired                                    $0.42       (274,764)   $0.38 - $0.75
                                                     ----------

Outstanding options at June 30, 2004       $0.40     14,753,749    $0.31 - $1.01
                                                     ==========

Exercisable options at June 30, 2004       $0.39     14,578,749    $0.31 - $0.75
                                                     ==========

The following table summarizes information concerning stock options outstanding at June 30, 2004:

                                         Weighted     Weighted
                                          average     average
                      Number of Options  remaining   exercise
Range of Exercise Price   Outstanding  life in years   price
------------------------  -----------  -------------  ------
0.31 - 0.40               13,345,973         2.36     $ 0.37
0.50 - 0.56                1,107,776         1.29     $ 0.55
1.01                         300,000         3.29     $ 1.01
                          -----------
                          14,753,749
                          ==========


The following table summarizes information concerning stock options exercisable at June 30, 2004:

                                            Weighted
                                            average
                                            exercise
Range of Exercise Price   Number of Options  price
------------------------  -----------------  ------
0.31 - 0.40                     13,345,973   $ 0.37
0.50 - 0.56                      1,082,776   $ 0.55
1.01                               150,000   $ 1.01
                                14,578,749



For the fiscal years ended June 30, 2004 and May 31, 2003, the following tables show the weighted average exercise prices and corresponding weighted average grant-date fair values of options granted classified separately for options whose exercise price is less than, equals or exceeds the price of the stock on the grant date.

                                                  Weighted    Weighted
                                                   average     average
                                                   exercise     fair
For the fiscal year ended June 30, 2004             price       value
----------------------------------------------    ----------  ---------
Exercise price is less than price on grant date      $0.01      $0.54
Exercise price equals price on grant date            $0.41      $0.20
Exercise price exceeds price on grant date           $0.31      $0.15

                                                  Weighted    Weighted
                                                   average     average
                                                   exercise     fair
For the fiscal year ended May 31, 2003              price       value
----------------------------------------------    ----------  ---------
Exercise price is less than price on grant date      $0.50      $0.10
Exercise price equals price on grant date            $0.41      $0.06
Exercise price exceeds price on grant date           $0.57      $0.00

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

During fiscal year 2004, the Company granted 541,600 warrants to purchase shares of the Company's common stock at $1.00 per share of which 500,000 expire on July 14, 2006 and 41,600 expire on December 8, 2006 to the investors in the Company's Series C convertible preferred stock and 100,000 warrants at $2.00 per share that expire on July 14, 2006 to the sales agent responsible for the private placement. No expense was recognized on the transaction as both the charge and the credit were to additional paid in capital.

During fiscal year 2004, the Company granted 395,200 warrants to purchase shares of the Company's common stock at prices ranging from $0.53 to $0.78 per share which expire three years from their grant dates to various employees.
Accordingly,  under  APB  25,  no  compensation  was  recognized.

During fiscal year 2004, the Company granted 323,715 warrants to purchase shares of the Company's common stock at prices ranging from $0.38 to $1.29 per share which expire three years from the date granted to vendors and consultants. The warrants were valued at $213,805 and expensed as consulting and legal fees.


During fiscal year 2004, the Company granted 600,000 warrants to purchase shares of the Company's common stock at $0.75 per share which expire on March 31, 2007 to a consultant for providing the Company with financial services for a period of one year. Pursuant to the consulting agreement, 300,000 warrants, valued at $58,410, were earned and expensed as consulting fees upon issuance and the other 300,000 warrants were recorded as $58,410 of deferred compensation and will be earned on September 1, 2004 unless the agreement is terminated by either party prior to that date. In August, 2004, the Company notified the consultant that it was terminating the agreement, the 300,000 warrants were returned by the consultant and the previously recorded deferred compensation was eliminated.


During fiscal year 2004, the Company granted 1,091,875 warrants to purchase shares of the Company's common stock at prices ranging from $0.45 to $0.80 per share which expire between March 9, 2007 and April 30, 2007 to the placement agent for the Series A Convertible Debentures. The warrants were valued at $133,462 and treated as deferred financing costs.


During the twelve months ended June 30, 2004, the Company granted 873,500 warrants to purchase shares of the Company's common stock at $0.45 per share which expire between March 9, 2007 and April 30, 2007 to the holders of the Company's Series A Convertible Debentures (see Note 7). The warrants were valued at $108,160 and treated as discount on notes payable to be amortized over the life of the debentures as additional interest expense. At June 30, 2004, the remaining balance of the discount was $94,920.

A summary of the warrant activity is as follows:

                                         Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price      Warrants      Per Warrant
                                          -------      --------      -----------
Outstanding warrants at May 31, 2002       $0.81       3,913,204   $0.75 - $1.51
Granted                                      -             -             -

Outstanding warrants at May 31, 2003       $0.81       3,913,204   $0.75 - $1.51
Granted                                    $1.36         140,700   $0.79 - $2.00
                                                       ----------

Outstanding warrants at June 30, 2003      $0.82       4,053,904   $0.75 - $2.00
Granted                                    $0.67       4,746,224   $0.38 - $2.00
Expired                                    $0.85        (529,089)  $0.75 - $1.51
                                                       ----------

Outstanding warrants at June 30, 2004      $0.73       8,271,039   $0.38 - $2.00
                                                       ==========

Exercisable warrants at June 30, 2004      $0.74       7,771,038   $0.38 - $2.00
                                                       ==========


The following table summarizes information concerning warrants outstanding at June 30, 2004:

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
                          ------------------
                                  8,271,039
                          ==================


The following table summarizes information concerning warrants exercisable at June 30, 2004:

                                            Weighted
                                             average
                                             exercise
Range of Exercise Price   Number of Warrants  price
------------------------  ------------------  ------
0.38  -  0.80                     6,452,753  $ 0.64
1.00  -  1.30                     1,050,769  $ 1.07
1.50  -  2.00                       267,516  $ 1.81
                          ------------------
                                  7,771,038
                          ==================


NOTE 12 - SUBSEQUENT EVENTS

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

In July and August 2004,the Company entered into Intellectual Property Assignment Agreements with three of its executives, Messrs. Hersh, Darden and Urbanowicz, pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for 200,000 shares of the Company's common stock per executive that is to be issued to them in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The intellectual property has been incorporated into the Company's internal use software which is used in generating the Company's freight transportation revenue. In determining the value of the intellectual property, the Board of Directors made the assumption that the value of the Company, which had a market capitalization of approximately $15 million at the time, was based primarily on its unique intellectual property. The Board established an amount of $226,000 or approximately 1.5% of the market capitalization as an amount it decided was fair to the Company's shareholders and reasonable for the three executives. These shares will be recorded as an intangible asset in the Company's quarterly report for the three month period ending September 30, 2004 valued at their fair market value of $226,000. This intangible asset will be amortized over its estimated useful life of two years commencing on the effective dates of the Intellectual Property Assignment Agreements.