Form 10QSB
period 2005-03-31
POWER2SHIP INC
filed 2005-05-23
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR  THE  TRANSITION  PERIOD  FROM       TO
                                                            ------   ------

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


                                 (561) 998-7557
                           (Issuer's telephone number)


                                 not applicable
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

                               -------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2005, the number of outstanding shares of the issuer's common stock was 62,570,209.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
 ------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Consolidated Balance Sheet, March 31, 2005                               3

      Consolidated Statements of Operations, Three and Nine Months Ended
         March 31, 2005 and 2004                                               4

      Consolidated Statements of Cash Flows, Nine Months Ended
         March 31, 2005 and 2004                                               5

      Selected Notes to Consolidated Financial Statements for the Quarterly
         Period Ended March 31, 2005                                           6

Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)


ASSETS
Current assets:
   Cash and cash equivalents                                      $    887,543
   Receivables, net of allowance of $2,963                             861,569
   Prepaid insurance                                                    22,009
                                                                  -------------
        Total current assets                                         1,771,121

Furniture and equipment                                                528,908
     Less: accumulated depreciation                                   (111,333)
                                                                  -------------
        Net furniture and equipment                                    417,575

Software Development Costs, net of accumulated amortization
     of $85,723                                                        645,397
Deferred financing costs                                               603,423
Intangible asset, net of accumulated amortization of $75,336           530,890
Restricted cash for interest on debentures                             125,467
Other assets                                                           243,602
                                                                  -------------

Total assets                                                      $  4,337,475
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                     $    627,500
   Line of Credit                                                      145,731
   Accounts payable                                                    521,167
   Accrued expenses                                                    495,021
   Accrued salaries                                                    117,204
                                                                  -------------
       Total current liabilities                                     1,906,623

Long term debt:
   Long term notes payable                                             100,000
   Convertible notes payable less discount of $132,669               3,789,331
   Convertible note payable to related party                           115,000
                                                                  -------------
Total liabilities                                                    5,910,954
                                                                  -------------

Stockholders' deficit:
Preferred stock, $.01 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 168,200  shares issued and outstanding          1,682
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 832 shares issued and outstanding                   8
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding             870
   Common stock, $.001 par value, 250,000,000 shares
      authorized; 57,043,542 issued and outstanding                     57,044
   Deferred compensation                                              (189,470)
   Additional paid-in capital                                       15,765,099
   Accumulated deficit                                             (17,208,712)
                                                                  -------------

       Total stockholders' deficit                                  (1,573,479)
                                                                  -------------

Total liabilities and stockholders' deficit                       $  4,337,475
                                                                  =============

                             SEE ACCOMPANYING NOTES


                                    POWER2SHIP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                  Three months ended March 31,  Nine months ended March 31,
                                                   -------------------------    --------------------------
                                                       2005          2004           2005          2004
                                                   ------------  ------------   ------------  ------------
Revenue:
Freight transportation                             $ 1,473,526   $   409,519   $ 2,941,169   $ 1,052,326
Access services                                              -        86,935           180       290,012
Implementation services                                      -             -             -        23,925
                                                   ------------  ------------  ------------  ------------
       Total revenue                                 1,473,526       496,454     2,941,349     1,366,263

Operating expenses:
   Freight transportation                            1,207,628       375,377     2,517,682       928,425
   Selling, general and administrative:
        Salaries, benefits and consulting fees       1,855,170       986,138     2,989,219     2,164,487
        Other selling, general and administrative      471,362       250,262     1,300,437       775,667
                                                   ------------  ------------  ------------  ------------

       Total operating expenses                      3,534,160     1,611,777     6,807,338     3,868,579
                                                   ------------  ------------  ------------  ------------

       Loss from operations                         (2,060,634)   (1,115,323)   (3,865,989)   (2,502,316)
                                                   ------------  ------------  ------------  ------------

Other income (expense):
   Litigation settlement                                     -             -             -       (27,968)
   Interest expense                                   (513,296)      (69,997)     (932,964)     (289,880)
   Other income                                            443             -         1,014             -
                                                   ------------  ------------  ------------  ------------

       Total other expense                            (512,853)      (69,997)     (931,950)     (317,848)
                                                   ------------  ------------  ------------  ------------

Net loss                                           $(2,573,487)  $(1,185,320)  $(4,797,939)  $(2,820,164)
Less: Preferred stock dividend                               -        (3,160)            -    (1,262,472)
                                                   ------------  ------------  ------------  ------------

Loss available to common shareholders              $(2,573,487)  $(1,188,480)  $(4,797,939)  $(4,082,636)
                                                   ============  ============  ============  ============


Loss per share-basic and diluted                   $     (0.05)  $     (0.03)  $     (0.11)  $     (0.13)
                                                   ============  ============  ============  ============

Weighted average shares outstanding
      - basic and diluted                           47,469,723    36,558,571    41,910,942    31,778,682
                                                   ============  ============  ============  ============

                             SEE ACCOMPANYING NOTES


                                   POWER2SHIP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                           Nine months ended March 31,
                                                                                2005          2004
                                                                            ------------  ------------
Cash flows from operating activities:
   Net loss                                                                 $(4,797,939)  $(2,820,164)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                             38,533        26,440
        Amortization of software development costs                               40,569        27,097
        Amortization of intangible asset                                         75,336             -
        Amortization of deferred compensation                                   148,530        34,735
        Amortization of deferred financing costs                                303,491             -
        Amortization of discount on notes payable                                68,211        11,062
        Issuance of stock options and warrants
          for services and conversion                                           525,183       498,988
        Issuance of stock for services, interest and litigation settlement    1,066,509       546,687
        Changes in operating assets and liabilities:
            (Increase) decrease in receivables                                 (542,480)      284,275
            Decrease (increase) in prepaid insurance                             37,030        17,068
            Decrease (increase) in other assets                                (193,913)     (108,000)
            (Decrease) increase in accounts payable and accrued expenses        586,514       (17,216)
                                                                            ------------  ------------

               Net cash used in operating activities                         (2,644,426)   (1,499,028)
                                                                            ------------  ------------

Cash flows from investing activities:
   Purchases of property and equipment                                         (316,435)      (58,054)
   Capitalized costs of software development                                   (268,502)     (252,776)
                                                                            ------------  ------------

               Net cash used in investing activities                           (584,937)     (310,830)
                                                                            ------------  ------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $100,000
       and $269,071, respectively                                               900,000     1,257,929
   Proceeds from promissory notes                                               642,500             -
   Repayments of promissory notes                                              (195,000)     (385,000)
   Procceds from line of credit net of costs of $40,305                         105,426             -
   Proceeds from sale of preferred stock net of costs of $0 and
      $30,000  respectively                                                           -     1,110,960
   Proceeds from sale of common stock net of costs of $0 and
      $430,767  respectively                                                  1,831,850       287,178
                                                                            ------------  ------------

               Net cash provided by financing activities                      3,284,776     2,271,067
                                                                            ------------  ------------

               Net increase in cash and cash equivalents                         55,413       461,209

Cash and cash equivalents, beginning of period                                  832,130        63,318
                                                                            ------------  ------------

Cash and cash equivalents, end of period                                    $   887,543   $   524,527
                                                                            ============  ============


                             SEE ACCOMPANYING NOTES

                        POWER2SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

ORGANIZATION
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is licensed by the United States Department of Transportation as a broker, arranging for transportation of freight (except household goods) by motor carriers. The Company has a patent pending solution for providing freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers with supply chain, tracking and other logistics information. This information, which instantly becomes accessible through the Company's password-protected, web-based MobileMarket(TM), enables users to make better-informed, cost-effective logistics decisions. Since March 2003 the Company's primary source of revenue has been derived from providing transportation services for shippers' inbound and outbound freight both as a freight broker and by utilizing its own transportation equipment. The Company's system is capable of tracking freight while in transit thereby enabling shippers to optimize their supply chain and reduce their transportation, warehousing and inventory carrying costs. Also, the Company provides carriers with free, unlimited use of a web-based asset management system which enables them to track the location, destination and availability of their transportation equipment. In addition to helping better manage the utilization of carriers' assets and drivers, the MobileMarket(TM) can automatically display information about their available transportation equipment to shippers who, in turn, can select the appropriate equipment to transport their freight.

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. ("CXT"), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT provides its transportation services by contracting with independent truck owner-operators and drivers that use trucks provided by CXT. Also, CXT rents a 137,000 square foot distribution facility in South Carolina used by its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. See Note 7 - "Acquisitions" for further details related to this transaction.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It is a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. It has operations in Port Newark, New Jersey, Charleston, South Carolina and Charlotte, North Carolina. See Note 7
- "Acquisitions" for further details related to this transaction.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION
---------------------
For accounting purposes, the merger with Freight Rate, Inc. was treated as a recapitalization of Freight Rate, Inc. and accounted for as a reverse acquisition. Therefore, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Freight Rate, Inc. as if it had been the reporting entity since inception. In addition, the financial statements reported herein and accompanying notes thereto reflect the assets, liabilities and operations of Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. beginning on March 21, 2005 as this was the date that these entities completed their respective acquisitions and commenced operations.

The accompanying unaudited financial statements for the period ended March 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ended June 30, 2005.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2005 and 2004, the Company incurred losses from operations of $(3,865,989) and $(2,502,316), respectively, and had negative cash flows from operations of $(2,644,426) and $(1,499,028), respectively. While the Company has increased its revenue, both internally and through acquisition, reduced its operating expenses and is attempting to increase sales and reduce expenses further, the sales growth and expense reductions have not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and reduce expenses and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:


                                                     Nine Months Ended March 31,
                                                     --------------------------
                                                         2005         2004
                                                         ----         ----
Loss available to common shareholders, as reported   $(4,797,939)  $(4,082,636)


Add: Stock compensation expense to employees
     included in reported net loss, net of
     related tax effects                                      -              -

Deduct: Total stock compensation expense to employees
        expense determined under fair value based
        method for all awards, net of related tax
        effects                                         (148,967)     (173,853)
                                                     -----------   ------------
Pro forma loss available to common shareholders      $(4,946,906)  $(4,256,489)
                                                     ===========   ============
Loss per share:
Basic and diluted - as reported                      $     (0.11)  $     (0.13)
                                                     ===========   ============
Basic and diluted - pro forma                        $     (0.12)  $     (0.13)
                                                     ===========   ============


RESEARCH AND DEVELOPMENT
------------------------
Costs incurred for research and development activities are expensed as incurred. No research and development expenses were incurred for the nine months ended March 31, 2005 and 2004.

SOFTWARE DEVELOPMENT COSTS
--------------------------
The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, and Emerging Issues Task Force ("EITF") Consensus #00-2, Accounting for Web Site Development Costs. The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to, payroll and payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site. SOP 98-1 and EITF #00-2 define three stages of development:

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

At March 31, 2005, the net book value of capitalized software was $645,397. Amortization expense for the nine months ended March 31, 2005 was $40,569.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At March 31, 2005, the Company's cash balances exceeded the insured limits by $579,543. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at March 31, 2005. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

ADVERTISING
-----------
Advertising is expensed as incurred. Advertising expenses for the nine months ended March 31, 2005 and 2004 were $153,320 and $12,538, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

NOTE 3 - CONCENTRATIONS

During the nine months ended March 31, 2005, the Company's three largest customers, Tire Kingdom, Carroll Tire and Amcor PET Packaging accounted for 37%, 12% and 17%, respectively, of the Company's revenue. These three customers accounted for 49% of the Company's accounts receivable as of March 31, 2005.

NOTE 4 - INTANGIBLE ASSETS

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock that is to be issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense for the nine months ended March 31, 2005 of $75,336.

In March 2005, the Company allocated $45,626 of the purchase price for Commodity Express Transportation, Inc. and $334,600 of the purchase price for GFC, Inc. to intangible assets attributable to the customer lists of these businesses which will be amortized over their estimated useful lives of 5 years. See Note 7 - "Acquisitions" for further details of these transactions.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333.33 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. The Company has recorded $100,000 of this obligation as current, and $100,000 as long term, notes payable.

In the quarter ended March 31, 2005, the Company issued $352,500 of 10% unsecured short-term promissory notes to four private lenders and a $30,000 5% unsecured short-term promissory note to one other private lender. These notes matured between April 3 and April 14. The Company recorded interest expense of $5,452 related to these notes for the nine months ended March 31, 2005. See Note 7 - Subsequent Events for the disposition of these notes.

In October and November 2004, the Company issued two $55,000, 5% unsecured promissory notes to two private investors. The maturity date of both of these notes was January 3, 2005. In conjunction with the notes, the Company paid loan fees totaling $10,000. The Company obtained waivers from both lenders as to the repayment of principal and accrued interest on January 3, 2005 and their consent to change the maturity date of the notes to April 3, 2005. The Company recorded interest expense of $2,231 related to these notes for the nine months ended March 31, 2005. See Note 7 - Subsequent Events for the disposition of these notes.

The Company sold a total of $2,000,000 of Series B 5% secured convertible debentures, $1,000,000 in June 2004 and $1,000,000 in September 2004, to Cornell Capital Partners, LP. These debentures mature on the second anniversary of their respective issue dates. The Company recorded interest expense of $257,185 related to these debentures for the nine months ended March 31, 2005.

In March and April 2004, the Company sold a total of $1,747,000 principal amount of its secured convertible debentures. The interest rate of the debentures is 14.25% per annum and their maturity dates are March and April of 2007. The Company recorded interest expense of $248,948 related to these debentures for the nine months ended March 31, 2005. The Company paid the $124,473.75 December 2004 interest payment for these debentures using funds from its account established pursuant to the security agreement with the debenture holders. Then, pursuant to the security agreement, the Company replenished the account on February 10, 2005.

On July 15, 2003, the Company issued a promissory note for $170,000 to a software vendor for licenses to use certain logistics software. The note replaced a prior note that the Company had issued to the software vendor for the licenses, and accrued interest thereon, in the amount of $158,111 which became the subject of a lawsuit and other disputed claims by various parties. The new note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. The new note payable was recorded at its face value of $170,000, the previous note and accrued interest were written off and prepaid interest of $11,889 was recorded. A provision of the new note states that if all required payments are made on or before their applicable due dates, or within their permitted grace periods, the $30,000 remaining balance of the note will be waived. The Company expects to receive the waiver in the quarter ending June 30, 2005 and to write off the note balance of $30,000 against the prepaid interest, leaving a gain of $18,101. At March 31, 2005, the outstanding balance on the note was $35,000.

On March 6, 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. Given this type of conversion provision, EITF 98-5 specifies that a beneficial conversion feature be recognized based upon the five days preceding the commitment date. This resulted in a beneficial conversion of $175,000 which was treated as a discount on notes payable which is being amortized as interest expense over the term of the debt. The Company recorded interest expense of $52,831 related to this note, including $42,331 of amortization of the discount.

NOTE 6 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK
---------------

During the nine months ended March 31, 2005, the Company converted 10,000 shares of Series C preferred stock into 1,000,000 shares of common stock for one shareholder.

During the nine months ended March 31, 2005, the Company converted 29,800 shares of Series B preferred stock into 596,000 shares of common stock for four shareholders.

COMMON STOCK
------------
During the nine months ended March 31, 2005, the Company issued an aggregate of 18,795,396 shares of its common stock. This total issuance consisted of 12,219,000 shares sold to fifty-two investors pursuant to the Company's unit offering for which it received $1,831,850 of net proceeds, 5,280,396 shares issued to twenty-three individuals and entities as compensation valued at $1,066,509 pursuant to various consulting and other types of agreements, 596,000 shares issued to four shareholders upon conversion of their Series B preferred stock, 1,000,000 shares issued to one shareholder upon conversion of their Series C preferred stock and the cancellation of 300,000 shares issued to one consulting company. For the nine months ended March 31, 2005, the Company recorded $338,000 in deferred compensation for the shares issued as compensation pursuant to agreements, eliminated $208,410 in deferred compensation for the cancelled shares and amortized $148,530 as consulting expenses.

OPTIONS AND WARRANTS
--------------------
The Company's board of directors has the authority to determine when and to whom it grants options and warrants to purchase shares of the Company's common stock. In addition, the board determines the number of options and warrants to be granted and all other terms and conditions related to these securities such as the recipients' vesting schedules, expiration dates, exercise prices and restrictions.

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

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

Weighted average:                                2005            2004
----------------                                 ----            ----
Dividend yield                                   None            None
Expected volatility factor                       83%             55%
Approximate risk free interest rates             4%              3%
Expected lives, in years                         3               3

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

STOCK OPTIONS
-------------

A summary of the stock option activity is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                           Price     of Options     Per Option
                                         --------    ----------     ----------
Outstanding options at June 30, 2004      $0.40      14,753,749    $0.31 - $1.01
Granted                                   $0.38       1,768,340        $0.38
Expired                                   $0.38         (13,242)       $0.38
Cancelled                                 $0.38        (221,755)       $0.38
                                                      ---------
Outstanding options at March 31, 2005     $0.40      16,287,092    $0.31 - $1.01
                                                      =========
Exercisable options at March 31, 2005     $0.39      14,531,252    $0.31 - $1.01
                                                      =========

The following table summarizes information concerning stock options outstanding at March 31, 2005.

                                               Weighted       Weighted
                                                average       average
                           Number of Options   remaining      exercise
Range of Exercise Price      Outstanding     life in years     price
------------------------     -----------     -------------     ------
0.31 - 0.40                  14,879,316           1.71         $ 0.37
0.50 - 0.56                   1,107,776           0.54         $ 0.55
1.01                            300,000           2.54         $ 1.01
                             -----------
                             16,287,092
                             ==========

The following table summarizes information concerning stock options exercisable at March 31, 2005.

                                               Weighted
                                                average
                                               exercise
Range of Exercise Price     Number of Options    price
------------------------    -----------------    ------
0.31 - 0.40                     13,298,476       $ 0.37
0.50 - 0.56                      1,082,776       $ 0.55
    1.01                           150,000       $ 1.01
                            -----------------
                                14,531,252
                            =================

WARRANTS
--------

A summary of the warrant activity is as follows:

                                          Weighted
                                          Average
                                          Exercise Number of   Exercise Price
                                            Price   Warrants    Per Warrant
                                          -------   --------    -----------
Outstanding warrants at June 30, 2004      $0.73    8,271,039  $0.38 - $2.00
Granted                                    $0.17   16,271,047  $0.15 - $0.50
Cancelled                                  $0.75     (498,625)     $0.75
Expired                                    $0.79   (2,391,191) $0.75 - $1.13
                                                   ----------
Outstanding warrants at March 31, 2005     $0.31   21,652,270  $0.15 - $2.00
                                                   ==========
Exercisable warrants at March 31, 2005     $0.30   20,542,270  $0.15 - $2.00
                                                   ==========

The following table summarizes information concerning warrants outstanding at March 31, 2005:

                                                 Weighted  Weighted
                                                 average    average
                                                remaining   exercise
Range of Exercise Price   Number of Warrants  Life in years  price
------------------------  ------------------  -------------  ------
0.15  -  0.80                 20,593,154           2.63      $ 0.26
1.00  -  1.30                    791,600           1.41      $ 1.05
1.50  -  2.00                    267,516           1.11      $ 1.81
                          ------------------
                              21,652,270
                          ==================



The following table summarizes information concerning warrants exercisable at March 31, 2005:

                                              Weighted
                                              average
                                             exercise
Range of Exercise Price   Number of Warrants  price
------------------------  ------------------  ------
     0.15  -  0.80           19,483,154       $ 0.26
     1.00  -  1.30              791,600       $ 1.05
     1.50  -  2.00              267,516       $ 1.81
                          ------------------
                             20,542,270
                          ==================



NOTE 7 - ACQUISITIONS

In March 2005 we purchased certain assets, including customer lists, back-shop equipment, office equipment, telecommunications equipment, certain contracts, five vehicle/trucks, and assumed certain liabilities of Commodity Express Transportation, Inc., a South Carolina company, for a purchase price of $100,000 in cash and the assumption of liabilities in the amount of $193,655. See Note 4 "Intangible Assets" for further details related to the allocation of the purchase price. In addition, we replaced certain deposits and a letter of credit previously made or issued on the seller's behalf with third parties in the aggregate amount of approximately $145,000 related to the operation of the seller's business and agreed to replace additional letters of credit totaling approximately $20,000 on or before June 10, 2005. We also assumed certain leases related to the operation of the seller's business, including tractor leases, owner/operator leases and a warehouse lease. At the closing of this transaction, we entered into a(n):

     - equipment lease agreement whereby we agreed to lease from the seller certain trailers for terms ranging from twelve to sixty months;

     - commercial lease pursuant to which we agreed to rent from the seller the commercial property used as the corporate offices for Commodity Express Transportation for a term of five years for $4,200 per month with a one-year renewal option for $5,040 per month;

     - agreement with TPS Logistics, Inc., a company in the transportation brokerage business in which the president of Commodity Express Transportation is an officer, to be the exclusive carrier for TPS' largest customer in consideration for one percent of the gross receipts from such customer for a term that will terminate on the earlier of March 20, 2010 or when the agreement between TPS and its largest customer is no longer effective;

     - consulting agreement with Stokes Logistics Consulting, LLC, a company in which the president of Commodity Express Transportation is a principal, having a term of five years which may be extended for two successive one year terms upon consent of both parties, pursuant to which we will pay a monthly consulting fee based upon gross revenue of Commodity Express Transportation, with the minimum and maximum payable in any one year of $100,000 and $200,000, respectively;

     - employment agreement with W.A. Stokes, president of Commodity Express Transportation, having a term of one year which may be extended for two additional one year terms, pursuant to which we agreed to pay an annual base salary of $150,000 and a quarterly bonus based on the gross revenue that Mr. Stokes is responsible for generating from facilities operated by its current largest customer other than its South Carolina facility;

     - escrow agreement pursuant to which we have deposited all the shares of Commodity Express Transportation into an escrow account until March 21, 2007 during which period we retain voting rights over these securities expect in the event of a default under the escrow agreement, which would occur if the net worth of Commodity Express Transportation drops below certain levels or if we are delinquent in our payments under the equipment or commercial lease agreements, consulting agreement or agreement with TPS Logistics, Inc. described above, the seller would have the right to assume control of Commodity Express Transportation until such default has been cured; and

     - fee assumption agreement pursuant to which we agreed to assume the seller's liability to pay the business broker involved with this transaction $100,000 which we paid at the closing with the issuance of 370,370 shares of our common stock.

In March 2005, we purchased certain assets, including trucking and brokerage authority permits, contracts with shipping customers, contracts with agents, lease contracts with owner-operators and escrow deposits from owner-operators and agents from GFC, Inc., a South Carolina company, for a purchase price of $300,000, of which $100,000 was paid by canceling the $100,000 secured promissory note made by the seller to the Company, and $200,000 will be paid in twenty-four equal monthly payments of $8,333.33 subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006 and the assumption of those obligations corresponding to owner-operator and agent escrow deposits. In addition, the Company issued the seller a three-year warrant to purchase 200,000 shares of the Company's common stock for $.30 per share, which vests 50% on the closing date and 50% on the one year anniversary of the closing date which was valued at $34,600 using the fair value estimated on the date of the grant using the Black-Scholes option-pricing model.

Also, in conjunction with this transaction, we entered into a five year consulting agreement with automatic one-year extensions unless terminated prior thereto, with Michael Allora, the former president of GFC. The agreement provides for Mr. Allora to earn a commission based on the annual increases, if any, in the gross revenue of the acquired business with such commission to be paid in five equal annual installments as well as a three-year stock option at the end of each yearly period during which the annual gross revenue of the acquired business has increased from the prior year and is in excess of $10,000,000.

The following Pro Forma Combined Financial Statements of Power2Ship, Inc., Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. give effect to the acquisitions of certain assets of Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if they had occurred on July 1, 2003. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.


Pro Forma Combined Statement of Operations for the Nine Months Ended March 31, 2005


                                                                Commodity     Power2Ship   Pro Forma
                                                  Power2Ship     Express      Intermodal   Adjustments    Pro Forma
                                                 ------------  ------------  ------------  ------------  ------------
Revenue:
Freight transportation                           $ 2,941,169   $11,865,993   $ 4,117,692   $          -  $18,924,854
Access services                                          180             -             -              -          180
Implementation services                                    -             -             -              -            -
                                                 ------------  ------------  ------------  ------------  ------------

       Total revenue                               2,941,349    11,865,993     4,117,692              -   18,925,034

Operating expenses:
   Freight transportation                          2,517,682     7,353,481     3,441,909              -   13,313,072
   Selling, general and administrative:                    -
      Salaries, benefits and consulting fees       2,989,219     1,668,503       201,705              -    4,859,427
      Other selling, general and administrative    1,300,437     2,631,660       403,501              -    4,335,598
                                                 ------------  ------------  ------------  ------------  ------------

       Total operating expenses                    6,807,338    11,653,644     4,047,115              -   22,508,097
                                                 ------------  ------------  ------------  ------------  ------------

       Profit (loss) from operations              (3,865,989)      212,349        70,577              -   (3,583,063)
                                                 ------------  ------------  ------------  ------------  ------------

Other income (expense):
   Litigation settlement                                   -             -             -              -            -
   Interest income                                        28             -             -              -           28
   Interest expense                                 (932,992)     (182,550)      (73,805)             -   (1,189,347)
   Other income                                        1,014             -             -              -        1,014
                                                 ------------  ------------  ------------  ------------  ------------

       Total other expense                          (931,950)     (182,550)      (73,805)             -   (1,188,305)
                                                 ------------  ------------  ------------  ------------  ------------

Profit (loss) available to common shareholders   $(4,797,939)  $    29,799   $    (3,228)  $          -  $(4,771,368)
                                                 ============  ============  ============  ============  ============


Pro  Forma  Combined Statement of Operations For The Nine Months Ended March 31, 2004:

                                                                Commodity     Power2Ship    Pro Forma
                                                  Power2Ship     Express      Intermodal   Adjustments    Pro Forma
                                                 ------------  ------------  ------------  ------------  ------------
Revenue:
Freight transportation                           $ 1,052,326   $11,867,598   $ 2,574,316   $          -  $15,494,240
Access services                                      290,012             -             -              -      290,012
Implementation services                               23,925             -             -              -       23,925
                                                 ------------  ------------  ------------  ------------  ------------
                                                           -             -             -              -
       Total revenue                               1,366,263    11,867,598     2,574,316              -   15,808,177

Operating expenses:
   Freight transportation                            928,425     7,353,481     2,013,244              -   10,295,150
   Selling, general and administrative:
      Salaries, benefits and consulting fees       2,154,487     1,668,503       250,770              -    4,073,760
      Other selling, general and administrative      785,667     2,631,660       230,406              -    3,647,733
                                                 ------------  ------------  ------------  ------------  ------------

       Total operating expenses                    3,868,579    11,653,644     2,494,420              -   18,016,643
                                                 ------------  ------------  ------------  ------------  ------------

       Profit (loss) from operations              (2,502,316)      213,954        79,896              -   (2,208,466)
                                                 ------------  ------------  ------------  ------------  ------------

Other income (expense):
   Litigation settlement                             (27,968)            -             -              -      (27,968)
   Interest income                                       846             -             -              -          846
   Interest expense                                 (290,726)     (182,550)      (41,678)             -     (514,954)
   Other income                                            -             -             -              -            -
                                                 ------------  ------------  ------------  ------------  ------------

       Total other expense                          (317,848)     (182,550)      (41,678)             -     (542,076)
                                                 ------------  ------------  ------------  ------------  ------------

Profit (loss) available to common shareholders   $(2,820,164)  $    31,404   $    38,218   $          -  $(2,750,542)
                                                 ============  ============  ============  ============  ============

NOTE 8 - SUBSEQUENT EVENTS

During the period from April 1, 2005 through the filing of this report, the
Company:

     - sold 4,276,667 shares of common stock and warrants to purchase 4,276,667 shares of common stock for $0.15 per share until February 28, 2008 to seventeen investors pursuant to the Company's unit offering and received proceeds of $279,000 and the forgiveness of $362,500 of short term promissory notes by six private lenders


     - granted stock options to purchase an aggregate of 3,717,164 shares of its common stock with an exercise price of $0.25 per share and an expiration date of May 2, 2008 to four individuals including Richard Hersh, its Chief Executive Officer and Chairman of its board of Directors, Michael Darden, its President and member of its board of its board of directors, John Urbanowicz, its Vice President of Information Technology and Brett Kublin, a member of its board of directors

     - granted a warrant to purchase 500,000 shares of its common stock with an exercise price of $0.25 per share and an expiration date of May 2, 2008 to a consulting company, the principal of which is a member of the boards of directors of Power2Ship Holdings, Inc., a wholly owned subsidiary of the Company, Commodity Express Transportation, Inc., Power2Ship Intermodal, Inc., and Commodity Express Brokerage, Inc.

     - granted a warrant to purchase 350,000 shares of its common stock with an exercise price of $0.15 per share and an expiration date of February 2, 2008 to a consultant

     - obtained a waiver from one private lender as to the repayment of $30,000 of principal and accrued interest on April 10, 2005 and their consent to extend the maturity date of the note for sixty days until June 9, 2005

     - granted 1,250,000 shares of common stock and a warrant to purchase 1,250,000 shares of common stock for $0.50 per share until May 17, 2008 to a consultant to provide the Company's executive with various financial and transactional advice

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CRITICAL  ACCOUNTING  POLICIES

     Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us:

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

OVERVIEW

     We operate as an application service provider that delivers supply chain, tracking and logistics information to the freight industry. We provide logistics information and services to shippers that need to have truckloads of goods transported to or from their facilities. In certain instances, we provide consulting services to enable our shipper customers to integrate their systems with our logistics information system. We also provide logistics information and services to trucking companies (carriers) that operate fleets of trucks which enable these companies to manage the utilization of their transportation assets and personnel. Our mission is to provide our shipper and carrier members with easily accessible and useful information that allows them to be more profitable by improving the utilization of transportation assets and optimizing the efficiency of the supply chain.

     We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket(TM) system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of shipper customers from whom we generated revenue from eight at March 31, 2004 to 27 at March 31, 2005. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since these agreements do not commit them to using us for any specific volume of transportation services.

     We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to have the P2S MobileMarket(TM) be successful we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer's inbound and outbound transportation business. We spent $106,534 in the nine months ended March 31, 2005 compared to $12,165 in the nine months ended March 31, 2004 in marketing our services to potential carriers and shippers. As of March 31, 2005, approximately 2,095 carriers had registered on our website to become members. Of the 2,095 carriers that are currently registered to participate in our MobileMarket(TM), approximately 1,907 have entered into carrier agreements with us. We have used approximately 496 of these carriers to transport freight for our shipper customers. We intend to continue to increase our marketing efforts during fiscal 2005, including utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations.

     Our business model also includes the pursuit of mergers, acquisitions and joint ventures of strategic, trucking companies and other transportation-related providers. These transactions result in our gaining additional trucking capacity for our existing shipper customers without incurring any additional marketing expense and obtaining new shipper customers. In addition, the acquisition of Commodity Express Transportation, Inc., which has the federal operating authorities required to operate as a trucking company, enables us to recruit truck owner-operators to increase our trucking capacity. During the quarter ended March 31, 2005, we consummated the acquisitions of Commodity Express Transportation, Inc. and GFC, Inc. as described in Note 7 to the financial statements in this Form 10-QSB and in Forms 8-K filed on March 25, 2005 and March 28, 2005. Our ability to pursue additional transactions is subject to the availability of sufficient capital as may be necessary. While we have identified potential targets for additional mergers, acquisitions or joint ventures, we have not signed any definitive agreements with any parties as of the date of this report and we cannot assure you we will be successful in consummating any transactions with any of these targets.

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

     Also, we have begun marketing the P2S MobileMarket(TM) outside of the United States. In November 2004, we retained International Logistics Solutions to represent the company outside of North America. In April, 2005, our President, Michael Darden, traveled to Brazil to attend meetings with several major Brazilian companies to educate them about the P2S MobileMarket(TM) and explore their interest in becoming customers if it was introduced in Brazil.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

REVENUE

     Total revenue generated during the nine months ended March 31, 2005 increased by $1,575,086 or approximately 115% as compared with total revenue generated during the nine months ended March 31, 2004. The increase during the nine month period ended March 31, 2005 was attributed to the following:

     - Freight transportation revenue increased $1,888,843 or approximately 179%. Approximately $777,545 or 41% of this increase was generated by Commodity Express Transportation, Inc. (CXT) and Power2Ship Intermodal, Inc. (P2SI), our two acquisitions that closed on March 21, 2005. The remainder of the increase was attributed to $1,111,478 or 105% greater revenue generated by our pre-acquisition Power2Ship operations as a result of growth of revenue from existing customers such as Tire Kingdom and Carroll Tire and additional revenue from several new shipper customers.

     - Revenue from access services and implementation services decreased approximately $314,000 or 100%. We generated minimal revenue from access services and implementation services during the nine month period ended March 31, 2005 as our sole contract for such services was terminated in January 2004. Access services provide unlimited use of the information available through the Power2Ship MobileMarket(TM) for a fixed monthly fee. Implementation services generally involve software development related to the design, programming and testing of a custom developed interface to the Power2Ship MobileMarket(TM).

OPERATING EXPENSES

     Total operating expenses incurred during the nine months ended March 31, 2005 increased by $2,938,759 or approximately 76% compared to the nine month period ended March 31, 2004. The increase during the nine month period ended March 31, 2005 was attributed to the following:

     - Freight transportation expense, consisting of charges from trucking companies that we hired to transport freight for our shipper customers, increased by $1,589,257 or approximately 171% in the nine month period ended March 31, 2005 as compared with the nine month period ended March 31, 2004. This percentage increase in freight transportation expense was relatively close to the 179% increase in revenue which indicates that our gross margins were relatively constant during the period.

     - Selling, general and administrative expenses increased by $1,349,502 or approximately 46% during the nine month period ended March 31, 2005 compared to the nine month period ended March 31, 2004. The increase during the nine month period ended March 31, 2005 was attributed to the following:

          - Salaries, benefits and consulting fees increased by $824,732 or approximately 38% during the nine months ended March 31, 2005 as follows:

               - Salaries and benefits increased by $326,282 or approximately 30% to $1,396,416 in the nine month period ended March 31, 2005 from $1,070,134 during the nine month period ended March 31, 2004. This increase can be attributed to adding several employees, providing salary raises and incurring approximately $72,400 in salaries and benefits for CXT and P2SI employees for the period following their acquisition on March 21, 2005.

               - Consulting fees increased by $498,450 or approximately 46% in the nine month period ended March 31, 2005 to $1,592,803 from $1,094,353 during the nine month period ended March 31, 2004. This increase was attributed to more consultants receiving greater compensation, primarily in the forms of common stock and warrants.

     - Other selling, general and administrative expenses increased by $524,770 or approximately 68% during the nine month period ended March 31, 2005 as compared to the nine month period ended March 31, 2004. The most significant contributors to this increase were:

          - Advertising and marketing expenses, including convention and trade show expenses, which increased by $138,249 or approximately 265% to $190,447 during the nine months ended March 31, 2005 from $52,198 during the nine month period ended March 31, 2004. This increase was attributed to the expenses associated with an outside public relations firm, advertising our products and services to shippers and carriers in trade publications, transportation industry websites and other media and attending regional and national trade shows.

          - Amortization expenses associated with software development costs and intangible assets which increased by $88,808 or approximately 328% to $115,905 during the nine month period ended March 31, 2005 from $27,097 during the nine month period ended March 31, 2004. The increase was due to an increase in monthly amortization of software development costs from $1,500 to $4,500 in December 2003 and an increase from $0 to approximately $9,400 in monthly amortization of intangible assets beginning in August 2004 upon the Company acquiring certain intellectual property from three of its executives in consideration for common stock valued at $226,000.

          - Web hosting expenses which increased by $69,671 or approximately 152% to $115,361 during the nine months ended March 31, 2005 from $45,690 during the nine month period ended March 31, 2004. This increase was a result of incurring additional monthly fees associated with software licenses in the nine months ended March 31, 2005 and a one-time credit of $30,982 from our Web hosting vendor received in the nine months ended March 31, 2004 as restitution for service problems we encountered.

          - Legal fees and expenses which increased by $46,238 or approximately 34% to $180,385 during the nine month period ended March 31, 2005 from $134,147 during the nine month period ended March 31, 2004. This increase resulted from our requiring a greater amount of legal services to prepare and review agreements and other documents incurred in the ordinary course of business including our required public filings, customer contracts and securities offerings and to represent us in various legal proceedings. In addition, we incurred significant legal expenses during the nine months ended March 31, 2005 related to the preparation of our registration statement on Form SB-2 and amendments thereto which subsequently was withdrawn.

          - Rent expense, including our share of common area maintenance fees, increased by $45,607 or approximately 48% to $139,885 during the nine month period ended March 31, 2005 from $94,278 during the nine month period ended March 31, 2004. This increase was a result of a scheduled increase in rent per the lease agreement.

          - Other selling, general and administrative expenses of approximately $89,920 incurred by CXT and P2SI for the period following their acquisition on March 21, 2005.

OTHER INCOME (EXPENSES)

     Total other expenses increased by $614,102 or approximately 193% during the nine month period ended March 31, 2005 as compared with the nine month period ended March 31, 2004. This increase primarily resulted from an increase in interest expense of $642,266 or approximately 221%. The higher interest expense was associated with the increase in our long term debt associated with our issuances of $1,747,000 of 14.25% secured convertible debentures during March and April of 2004 and $2,000,000 of 5% Series B secured convertible debentures during June and September of 2004, the issuances of $110,000 of 5% unsecured short term promissory notes in October and November 2004 and $482,500 of 10% unsecured short term promissory notes in January and February 2005. In addition, interest expense increased due to our $1,000,000 revolving line of credit beginning in December 2004 and the amortization of deferred financing costs of $303,491 and discounts on notes payable of $68,211 during the nine months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal year 2004 contains an explanatory paragraph regarding our ability to continue as a going concern. As of March 31, 2005, we had an accumulated deficit of $17,208,712, a stockholders' deficit of $1,573,479, and cash and cash equivalents of $887,543.

     At March 31, 2005, we had a working capital deficit of $135,502 as compared with a working capital surplus of $603,380 at June 30, 2004. This $738,882 decrease in working capital during this nine month period was attributed to an increase of $560,863 in current assets offset by an increase of $1,299,745 in current liabilities. The increase in current assets consisted of increases in cash of $55,413 and accounts receivable of $542,480 partially offset by a decrease in prepaid insurance of $37,030. The increase in current liabilities consisted of increases in short term notes payable of $567,500, accounts payable and accrued expenses of $530,890, accrued salaries of $72,491 and an increase of $145,731 in the outstanding balance of our line of credit.

     During the nine months ended March 31, 2005, our cash balance increased by $55,413. This increase was the result of $3,284,776 provided by financing activities offset by $2,644,426 used in operating activities and $584,937 used in investing activities. This compared with an increase in our cash balance of $461,209 during the nine months ended March 31, 2004 as a result of $2,271,067 provided by financing activities offset by $1,499,028 used in operating activities and $310,830 used in investing activities.

     During the nine months ended March 31, 2005, we used $2,644,426 in operating activities which was comprised of our net loss of $4,797,939 and $112,849 associated with changes in operating assets and liabilities during the nine month period offset by $674,670 of depreciation and amortization and $1,591,691 associated with issuances of our common stock, options and warrants as payment for services, interest, compensation and conversions. This compared with $1,499,028 used in operating activities during the nine months ended March 31, 2004 which was comprised of our net loss of $2,820,164 offset by $99,334 of depreciation and amortization, $1,045,675 associated with the issuance of our common stock, options and warrants for services, interest, compensation, conversions and litigation settlement and $176,127 associated with changes in operating assets and liabilities during the nine month period.

     The $584,937 cash used in investing activities during the nine months ended March 31, 2005 consisted of $316,435 used to purchase property and equipment, including $110,000 for GPS devices and $156,000 associated with the acquired assets of Commodity Express Transportation, and $268,502 used in the development of internal use software. This compared with $310,830 used in investing activities during the nine months ended March 31, 2004 which consisted of $58,054 used to purchase property and equipment and $252,776 used in the development of internal use software

     During the nine months ended March 31, 2005, we generated net cash from financing activities of $3,284,776 which consisted of net proceeds of $1,831,850 from the issuance of common stock, $900,000 from the issuance of a Series B secured convertible debenture, $642,500 from the issuance of short term unsecured promissory notes and $105,426 from our revolving line of credit less $195,000 from the repayment of promissory notes. This compared with net cash provided by financing activities of $2,271,067 during the nine months ended March 31, 2004 which consisted of net proceeds of $1,257,929 from the issuance of shares of our 14.25% secured convertible debentures and promissory notes, $1,110,960 from the sales of shares of our Series B and Series C convertible preferred stock, $287,178 from the sales of shares of our common stock less $385,000 from the repayment of promissory notes.

     We estimate that our $887,543 of cash on hand at March 31, 2005 plus $251,100 in net proceeds received pursuant to our unit offering from April 1 through May 20, 2005 and additional borrowings from our $1,000,000 credit facility will be sufficient to fund our operating activities until approximately July 31, 2005. Thereafter, we will need additional working capital to fund our operations.

     Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Power2Ship held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future.
We are constantly evaluating our cash needs and current burn rate, and we have a strategy whereby certain non-essential personnel and administrative costs will be reduced or eliminated so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable, however, to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations.

ITEM 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 19, 2005, the Company received a complaint filed on April 14, 2005 in the circuit court of the 15th Judicial Circuit for Palm Beach County, Florida (Palm Beach Media Associates, Inc. v. Power2Ship, Inc., Case No. 502005 CA 003494). The complaint alleges that the Company had breached an agreement entered into between the Company and the plaintiff on June 4, 2004, a Florida corporation that provides advertising and marketing services, by virtue of having not paid certain fees claimed by the plaintiff. The Company filed its answer and affirmative defenses to this complaint on May 16, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the three months ended March 31, 2005, the Company sold an aggregate of 17,142,253 shares of common stock. This total consisted of 12,219,000 shares sold to fifty-two investors for $1,832,852 pursuant to the Company's unit offering, 3,923,252 shares issued to twelve individuals and entities as compensation pursuant to various consulting and other types of agreements with them and 1,000,000 shares issued to one shareholder upon conversion of their 10,000 shares of Series C convertible preferred stock.

The 12,219,000 shares issued pursuant to our unit offering were sold either through Clayton, Dunning & Company, Inc., a member firm of the National Association of Securities Dealers, Inc., who received a ten percent (10%) sales commission on all units sold by them, as well as through the Company's officers, who received no sales commissions, in private transactions exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

The 3,923,252 shares issued as compensation pursuant to agreements were recorded at their fair market value of $1,138,709 of which 650,000 shares valued at $202,500 were recorded as deferred compensation and will be expensed over the terms of their respective agreements. Inasmuch as these consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

         10.38  Form of Warrant from 2005 Unit Offering

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

Date:  May 23, 2005
                                         POWER2SHIP, INC.

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