Form 10KSB
period 2005-06-30
POWER2SHIP INC
filed 2005-10-13
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                  FORM 10-KSB

 [X] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

                              For the fiscal year ended  June  30,  2005

 [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES AND
     EXCHANGE  ACT  OF  1934

                              For  the  transition  period  from       to
                                                                 ------   ------

                              Commission File Number 0-25753

                                POWER2SHIP, INC.
                                ----------------
     (EXACT  NAME  OF  SMALL  BUSINESS  ISSUER  AS  SPECIFIED  IN  ITS  CHARTER)

                NEVADA                                         87-0449667
                ------                                         ----------
   (STATE  OR  OTHER  JURISDICTION                         (I.R.S.  EMPLOYER
 OF  INCORPORATION  OR  ORGANIZATION)                     IDENTIFICATION  NO.)

  903  CLINT  MOORE  ROAD,  BOCA  RATON,  FLORIDA                33487
  -----------------------------------------------                -----
  (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                 (ZIP  CODE)

ISSUER'S TELEPHONE NUMBER:         (561) 998-7557
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  Yes  [ ]    No  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State  issuer's  revenue  for  its  most  recent  fiscal  year:   $9,247,633

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $12,179,100 as of September 23, 2005.

     State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the most recent practicable date. As of September 30, 2005, 73,841,471 shares of common stock, par value $.001 per share (the
"Common  Stock")  were  issued  and  outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [ ]      No  [x]

                                TABLE OF CONTENTS
                                -----------------

PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                              2
ITEM 2.   DESCRIPTION OF PROPERTY                                             25
ITEM 3.   LEGAL PROCEEDINGS                                                   25
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 25

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS               26
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION          28
ITEM 7.   FINANCIAL STATEMENTS                                                37
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                38
ITEM 8A.  CONTORLS AND PROCEDURES                                             38
ITEM 8B.  OTHER INFORMATION                                                   38

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  39
ITEM 10.  EXECUTIVE COMPENSATION                                             42
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         47
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     48
ITEM 13.  EXHIBITS                                                           50
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             53

     When used in this annual report, the terms the "Company," "Power2Ship," "we," "our," and "us" refers to Power2Ship, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web site at www.power2ship.com is not part of this annual report.

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

                                     PART I

ITEM 1.     DESCRIPTION  OF  BUSINESS

     We are an application service provider (ASP) that offers a Web-based information and communication system for certain segments of the truck transportation industry. We have developed our P2S MobileMarket system, which collects, consolidates, processes and presents real-time, transportation-related data that we believe is valuable to logistics personnel working for shippers and carriers. Our customers are both companies shipping full truckloads of goods to or from their facilities, which we refer to as shippers, and companies transporting this freight, who we refer to as carriers.

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

     We believe that our P2S MobileMarket will benefit the following segments of the trucking industry:

- Truckload carriers who use their trucking assets to pick-up and deliver goods only for shippers needing the full capacity of a given truck are the largest and most diverse for-hire segment. These carriers are typically non-union operators that can operate as one driver in the vehicle or they can use driving teams to increase vehicle productivity;

- Owner-operators, often called independent truckers, that own or lease a single truck or very small fleets. These independents play a vital role in the growth of many carriers who use them to expand operations without adding the fixed costs associated with equipment and drivers; and

- Less-Than-Truckload (LTL) carriers which, as the name implies, use their trucking assets to pick-up and deliver goods for several shippers on the same trip. Many of these companies are characterized by networks of consolidation centers and satellite terminals. The average haul for national LTL carriers is about 650 miles and for regional LTL carrier approximately is approximately 250 miles.

     Additional carrier segments that could benefit primarily from the real-time tracking feature of our P2S MobileMarket(TM) include:

     - Private fleets operated by medium and large shippers who account for more than 50% of all truck movements and 35% of truckload volume, predominately medium to short haul. The visibility of the moving inventory is of substantial value for this type of movement. These carriers are prime targets for our global positioning system ("GPS") solution with the modified asset tracking tool.

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

     To compete effectively today, we believe that small and medium sized trucking companies must use computer and wireless communication systems to enhance customer service and productivity and attract as well as to enhance their abilities to retain quality drivers and other personnel by providing competitive compensation, fringe benefits and other incentives. We believe that our MobileMarket will cost-effectively enable carriers to meet these challenges.

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

     -     drivers'  names,  qualification, work schedule, licenses and permits;

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

     In order to complete the marketplace concept for the shipper side of the transaction, we built a shipping tracking and load input screen into the MobileMarket which provides shippers with a single place to view the location and status of each load booked, en-route and delivered. This screen also consolidates information collected from all carriers currently being used by our shipper customer and, on posted shipments, displays the names and prices of any carriers with available capacity to move the shipment. We believe our product enables our shipper customers to easily track all of their shipments no matter how many carriers they use, as well as being able to identify those carriers with available capacity closest to their pick-up locations for the lowest prices. Some of the information collected to create the shipment tracking and load input screen includes:

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

     We charge the shippers who use our P2S MobileMarket primarily based upon their actual usage of the system without requiring them to purchase any software or hardware. Carriers who use our system have unlimited access and use of the system for free, although they may choose to purchase vehicle locator and communication devices offered by us to enhance the benefits they derive from the system.

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

     Some of the benefits that we believe carriers may derive from using the P2S MobileMarket include:

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

     During fiscal year 2005 we spent approximately $361,784 on developing our internal use software and Web site as compared to approximately $340,172 spent during fiscal year 2004. The expenses we incurred related to developing and enhancing our internal use software and Web site are primarily salaries and other personnel-related expenses.

HOW  WE  GENERATE  REVENUE

     The majority of our continuing revenue is generated by providing freight transportation services. We provide freight transportation for our shipper customers using our own transportation equipment as well as the transportation equipment of owner-operators affiliated with Commodity Express Transportation and numerous unaffiliated independent carriers located throughout the United States. The price we charge for these freight transportation services depends upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered. Prices can range from approximately $1.00 per mile up to $10.00 per mile multiplied by the distance the freight is being transported. We calculate the freight rates charged to shipper customers by estimating all of our direct costs and adding to that total a profit margin that generally ranges from approximately 7.4% to 11%.

     During fiscal year 2004, we also generated revenue from additional services provided to one customer, The Great Atlantic and Pacific Tea Company, including:

     - access services revenue for unlimited use of the information available through our P2S Mobile Market and a virtual private network that provided data encryption and other security measures for their data; and

     - implementation services revenue for designing, programming and testing a custom developed interface between their computer software and our P2S Mobile Market .

     We determined the fees charged The Great Atlantic and Pacific Tea Company for these services based upon the scope of services provided. We have not generated any additional access services revenue or implementation revenue since the termination of our contract with The Great Atlantic and Pacific Tea Company in January 2004. While we continue to market these access services and implementation services to our existing and potential customer base, we cannot predict if we will have any additional revenue from these types of services in future periods.

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

          These customers will need to install vehicle locator and communication devices provided by the Company. Our present business model envisions offering this service to our carrier customers pursuant to three year contracts, with a monthly fee of $79 per truck. Our mobile device consists of a vehicle locator device (GPS) and a handheld personal digital assistant (PDA). The GPS is easily installed in the truck's cab and connected to the truck's battery for power. It uses global positioning system technology to determine specific latitude and longitude coordinates. Next, an internal modem in the GPS wirelessly transmits the location data to the nearest cellular tower. This data is then sent over a terrestrial network to reach the Internet and transmitted to the P2S MobileMarket . The PDA contains our proprietary software that enables communication of location and other transportation-related information between drivers and the P2S MobileMarket when connected to the GPS. We have negotiated agreements to provide wireless connectivity to carriers at very competitive rates with T-Mobile. We have provided a total of 16 of our vehicle locator and communication devices to six carriers on a no-charge trial basis while we were finalizing this product offering. We recently began offering these devices to our carrier customers at the $79 per truck monthly fee; however, we have generated an immaterial amount of revenue from this product offering.

     We also are collaborating with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are working to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that may be part of any comprehensive security system. Examples of these technologies include radio-frequency identification (RFID) tags fastened to the outside of containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and the ability to alert a truck's owner or authorities if a vehicle deviates from its designated route. As described later in this section under "Recent Developments," in November 2004 we formed a new division to focus on these efforts.

     In August 2005 we announced that we were collaborating with L-3 Communications Security and Detection Systems, Inc. on a comprehensive, end-to-end solution for secure and efficient container transportation worldwide. The collaboration is subject to the execution of a definitive agreement with L-3 Communications. While we are engaged in negotiations with L-3 regarding the details of a definitive agreement, there can be no assurances, however, that we will enter into any definitive agreements with L-3 Communication or any of the other companies we are in discussions with or that we will ever generate any significant revenue or profits from such agreements.

RECENT  DEVELOPMENTS

     In  September  2005  we  announced  that  our subsidiary, Commodity Express
Transportation, had signed a letter of intent to acquire a North Carolina operation of a Southeastern United States van carrier. It is anticipated that the acquired operation will increase our annual revenue by approximately $3 million and bring additional capacity and customers to our MobileMarket(TM). The closing of this transaction is subject to the execution of definitive agreements including customary representations, warranties and closing conditions.

     In November 2004 we formed three new operating groups in order to accelerate the market penetration of our P2S Mobile Market .

     - Our international licensing group is marketing the P2S Mobile Market abroad. We have retained International Logistics Solutions to represent us in this venture. International Logistics Solutions is responsible for identifying and introducing our company to prospects interested in using our ASP software as a platform for starting or expanding a freight transportation services business. We have agreed to pay International Logistics Solutions a percentage of the net cash flow that is generated from any customer introduced to us by International Logistics Solutions, ranging from 15% of cumulative annual net cash flows of less than $10 million up to 25% for cumulative annual net cash flows in excess of $15 million. We have also agreed to pay certain expenses which may be incurred by International Logistics Solutions in marketing our services. During fiscal year 2005, Michael Darden, our President, traveled once to Brazil to have meetings with several prospective customers and partners. We have not signed any definitive agreements with any parties in Brazil and we cannot assure you we will be successful in consummating any transactions with any of these parties.

     - Our security group is focused on providing, or collaborating with other defense and technology companies to provide, solutions for the security issues being addressed by the Department of Homeland Security and Operation Safe Commerce, a program to fund business initiatives designed to enhance security for container cargo moving throughout the international transportation system. We intend to leverage our proprietary software into new global applications as described earlier in the section herein entitled "Future revenue sources".

     - Our mergers, acquisitions and joint ventures group seeks to consummate transactions with trucking companies and other transportation service providers. In March 2005 we consummated the acquisitions of certain assets representing the businesses of Commodity Express Transportation and GFC, Inc., now doing business as Power2Ship Intermodal, Inc. Our ability to pursue additional transactions in this operating group is subject to the availability of sufficient capital as may be necessary. While we have identified additional potential targets for mergers, acquisitions or joint ventures, we have not signed definitive agreements with any of these parties and we cannot assure you we will be successful in consummating any acquisitions or joint ventures with them.

SUPPORT  FOR  OUR  P2S  MOBILEMARKET

     In the second quarter of 2003, we entered into a non-exclusive distributor agreement with Wireless Links, Inc., a developer and marketer of GPS locator devices. Under the terms of this agreement we have the right to license and distribute these products to our customers located in North America. This company has agreed to a special pricing arrangement that is based upon quantities ordered, a monthly license fee of $15.00 per device and 10% of any activation commission we receive as a result of activation of the devices on wireless networks. These costs are factored into the 36-month access/service contracts which we enter into with carriers described above. We are obligated to make these monthly licensing fees per device to the company even if our customer is not paying our monthly fees. The agreement provides for termination by either party under certain circumstances, and upon the expiration of the initial three-year term is renewable for successive one-year terms upon the consent of the parties.

     In September 2002, we entered into a three-year agreement with BellSouth Corporation to provide a comprehensive communications solution for the P2S MobileMarket at BellSouth's highly secure-business center in Miami, Florida. In August 2003, International Business Machines Corp. (IBM) assumed BellSouth's obligations under this agreement to provide us with dedicated hosting and support services to us at this facility. Our production Web server, that houses all of our front-end Web pages or application interfaces, and our production database server, that houses the back-end database, are backed-up daily and two months of backup tapes are stored by IBM at their location.

KEY  CUSTOMERS

     For fiscal year 2005, Amcor PET Packaging, the largest customer of Commodity Express Transportation, represented approximately 40% of our total revenue and Tire Kingdom represented approximately 14% of our total revenue. No other customer accounted for more than 10% of our total revenue during fiscal year 2005. For fiscal year 2004, Tire Kingdom represented approximately 64% of our revenue and The Great Atlantic & Pacific Tea Company represented approximately 15% of our revenue. Nearly all of the revenue from The Great Atlantic & Pacific Tea Company was derived under the terms of a license and customization agreement which was terminated in January 2004.

SALES  AND  MARKETING  RELATIONSHIPS

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

     In June 2004 we entered into a one year engagement agreement with a public relations firm to provide us with various marketing services including preparing marketing materials such as PowerPoint presentations, a Carrier Welcome Package, hats and signage and placing print advertising commencing in various trade publications such as The Trucker Magazine, Transportation Topics and Logistics Today. We no longer advertise in these publications. In August 2004 we began a three-month Internet marketing campaign which is a marketing mix of web banners and email blasts on www.eyefortransport.com. In December 2004, we began
                        -----------------------
distributing the Carrier Welcome Package, which consists of a four-color folder containing brochures about our services, a COMDATA payment card, a compact disk with a video introduction and tutorial. These packages were initially distributed to carriers who previously had moved loads for us and now are sent to carriers when they sign up as new members on the P2S MobileMarket .

STRATEGIC  RELATIONSHIPS

     In June 2005, we entered into an agreement with Welley Shipping Company (China) Limited, Beijing Branch, a logistics and freight forwarding division for China Ocean Shipping (Group) Company ("COSCO") to cooperate in providing logistics services for freight being transported aboard COSCO's ocean-going vessels between the People's Republic of China ("PRC") and the United States and other ports outside the PRC. COSCO is a diversified service company focusing mainly on shipping and modern logistics businesses with 2004 revenue of approximately $17 billion including revenue from transporting over 2 million containers to the U.S. alone. In addition, Welley has agreed to act as the handling agent for all of our customers' cargo coming into PRC ports and Welley has agreed to use us as the handling agent for their customers' cargo coming in to United States ports. We have not obtained any new customers as a result of this agreement and we cannot assure you that we will do so in the future.

     In October 2003, we entered into an agreement with Comdata Corporation which allows us to access the Comdata Express Cash system to settle rapidly and efficiently with our carrier customers. This arrangement allows our carrier customers to access funds we pay them for freight transactions processed through the P2S MobileMarket using a private labeled Power2Ship Comdata card. They are able to withdraw funds we transfer to them at no additional cost with a Comchek convenience card at all locations that support the Comdata Network or have funds direct deposited to their bank accounts. Our carrier customers can also access their funds from over 400,000 Cirrus ATM locations and through the Maestro network.

COMPETITION

     ASP-based businesses such as ours are characterized by rapidly advancing technologies, increasing competition and a strong emphasis on proprietary products. We compete with a number of companies including Elogex, Lean Logistics, NetTrans, Internet Truck Stop, Truck-Load Information Center and Link Logistics. Virtually all of our competitors have significantly greater financial resources, operating history and brand recognition than we do. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies. Although various companies offer software or services to address certain portions of our MobileMarket solution, we do not believe any of these companies offer the comprehensive, end-to-end solution available to our customers. There is no assurance that we will be able to effectively compete within our market segment.

OUR  HISTORY

     Power2Ship, formerly known as Jaguar Investments, Inc., was formed in Nevada on October 28, 1987. The company was initially a shell company with no business or operations. In December 2001, we acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc. in exchange for 1,000,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of common stock issued by us to the Premier Sports Media and Entertainment Group shareholders in this transaction represented approximately 8% of our issued and outstanding common stock immediately after the transaction. Before this transaction we did not engage in any material business operations.

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

     In connection with the merger, R&M Capital Partners, Inc., a principal stockholder of our company prior to the merger with Freight Rate, agreed to cancel 2,650,000 shares of our common stock they owned for no consideration. Prior to the merger, R&M Capital Partners, Inc. owned an aggregate of 6,500,000 shares of our common stock, which represented approximately 52% of our outstanding common stock immediately prior to the merger. A term of the merger agreement as negotiated by Freight Rate provided that the Freight Rate shareholders would own 70% of our securities on a fully diluted basis following the closing of the merger. R&M Capital Partners, Inc., whose sole shareholder had been a shareholder of Premier Sports Media and Entertainment Group, Inc., agreed to the cancellation at our request in order to facilitate the merger. We believe R&M Capital Partners, Inc. agreed to the cancellation in order to facilitate our merger with Freight Rate based upon its business judgment and since Freight Rate was not prepared to complete the merger and allow R&M Capital Partners, Inc. to retain as significant as a concentration of stock in our company. Following the cancellation of these shares, R&M Capital Partners, Inc. owned 3,850,000 shares of our common stock. For accounting purposes, the cancellation of the 2,650,000 shares was treated as part of the recapitalization.

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

     On February 25, 2005, we formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. ("CXT"), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT provides
its   transportation   services   by   contracting   with   independent   truck
owner-operators and drivers that use trucks provided by CXT. Also, CXT rents a 137,000 square foot distribution facility in South Carolina used by its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005.

     Under the terms of the mutual agreement we acquired the assets for a purchase price of $100,000 in cash and the assumption of liabilities in the amount of $193,655, of which $100,000 is described in greater detail below. At the closing we also assumed certain leases related to the operation of the seller's business, including tractor and trailer leases, owner/operator leases and a warehouse lease. We also entered into leases with the seller to lease certain commercial property and certain trailers described in greater detail below. At closing, we replaced certain deposits and letters of credit previously made or issued on the seller's behalf with third parties in the aggregate amount of approximately $145,000 related to the operation of the seller's business, and replaced additional letters of credit totaling approximately $20,000 after closing. The mutual agreement contained customary representations and warranties and cross-indemnification provisions.

     At  closing  we also entered into certain additional agreements, including:

     - Trailer Leases. CXT and Power2Ship entered into an equipment lease agreement with Commodity Express Transportation to lease commercial trailers used to haul dry commodities. A schedule attached to this agreement specifies the monthly lease charge, ranging from $170 to $240, and the lease expiration date, ranging from March 2006 to March 2010, for each trailer being leased. The agreement contains customary default provisions, requires Commodity Express Transportation to pay for any damage to an individual trailer in excess of $250 and requires lessee to maintain and repair the trailers and tires as needed.

     -  Commercial Lease. CXT and Power2Ship entered into a lease with Commodity
        ----------------
Express Transportation to rent the facility located at 201 Bray Park Road, West Columbia, South Carolina which previously had served as the corporate office for Commodity Express Transportation. A description of this lease is contained later in this annual report under Item 2- "Description of Property".

     - Agreement with TPS Logistics, Inc. CXT entered into an agreement with TPS Logistics, Inc. wherein TPS engaged CXT as its exclusive carrier to perform all of TPS' transportation needs for its customers. The agreement will terminate the earlier of March 20, 2010 or when the agreement between TPS and its current largest customer is no longer effective. As compensation TPS will receive a percentage of all revenue derived from its current largest customer for freight hauled to and from Blythewood, S.C. Mr. W. A. Stokes is vice president and his wife is principal of TPS.

     -  Consulting  Agreement with Stokes Logistics Consulting, LLC. CXT entered
        -----------------------------------------------------------
into a five year consulting agreement with Stokes Logistics Consulting, LLC which provides that Stokes Logistics, through Mr. W.A. Stokes, the principal of Commodity Express Transportation, will provide certain specified services to CXT including maintaining and building the business relationship with both its current largest customer and TPS Logistics, Inc. As compensation CXT will pay Stokes Consulting a fee based upon its gross revenue, payable monthly, with the minimum and maximum payable in any one year of $100,000 and $200,000, respectively. As additional compensation, CXT also agreed to pay Stokes Logistics an amount equal to what it is obligated to pay TPS Logistics if for any reason CXT is not paying TPS Logistics the amounts due it under the commission agreement described above. The agreement contains customary confidentiality and non-circumvention provisions and can be terminated under certain circumstances including fraud by Stokes Consulting, a breach of the confidential provisions of the agreement or a material breach under the mutual agreement. The agreement may be extended for two successive one year terms upon the consent of both parties.

     - Employment Agreement with W.A. Stokes. CXT also entered into a one year employment agreement with Mr. W.A. Stokes to serve as its President. Stokes is entitled to an annual base salary of $150,000, and a quarterly bonus based on the gross revenue that he is responsible for acquiring for CXT derived from its current largest customer for certain freight. Mr. Stokes is also entitled to participate in all benefit plans CXT may offer its employees, reimbursement for business expenses, and an automobile allowance. The initial term of the agreement can be extended for two additional one year terms unless otherwise terminated by either party. The employment agreement can be terminated by CXT for "cause" as defined in the agreement, in the event of Mr. Stokes' death or disability or if CXT discontinues operating its business. Mr. Stokes may terminate the agreement with "good cause" if CXT breaches the compensation or benefit section of the agreement. If CXT terminates the agreement without cause, or if Mr. Stokes terminates the agreement with good cause, Mr. Stokes is entitled to payment of his base salary for the remaining term of the agreement. If the agreement is terminated by CXT for cause or by Mr. Stokes for any reason other than with good cause, he is only entitled to compensation through the date of termination. The agreement contains non-compete and confidential provisions.

     - Escrow Agreement. We have deposited the shares of CXT owned by P2S Holdings, Inc., our wholly owned subsidiary and sole shareholder of CXT, into an escrow account for a period of two years following the closing of the transaction. During this period we retain voting rights over these securities. In the event of a default under the escrow agreement, the seller has the right to assume control of CXT during the period of default. Once the period of default has been cured, control of CXT reverts to us. A default under the escrow agreement would occur if CXT's net worth drops below certain level or if we are delinquent in our payments to Commodity Express Transportation, Stokes Logistics Consulting, LLC or TPS Logistics, Inc. under the agreements described above.

     - Fee Assumption Agreement. In April 2004, Commodity Express Transportation and Mr. Stokes had entered into an agreement with Chapman Associates and T.V. Adams, its managing director, whereby Chapman Associates was engaged to sell the assets of Commodity Express Transportation and, as a result of our purchase as described above, Chapman Associates was entitled to a $100,000 fee. We assumed the obligations of Commodity Express Transportation under the agreement and have satisfied this fee through the issuance of 370,370 shares of our common stock to Mr. Adams. We granted Mr. Adams piggy-back registration rights covering these shares.

     On March 21, 2005, Power2Ship Intermodal, Inc., a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc., a company in the business of motor carriage specializing in intermodal drayage transportation services. Power2Ship Intermodal operates through independent agents located in Port Newark, New Jersey, Charleston, South Carolina and Charlotte, North Carolina.

     Under the terms of the asset purchase agreement with GFC, Inc., we purchased certain of their assets including trucking and brokerage authority permits, contracts with shipping customers, agents, and truck owner-operators and escrow deposits for a purchase price of $300,000. The purchase price consisted of a $100,000 secured promissory note from the seller that we forgave and $200,000 to be paid $8,333 per month on the 24 consecutive monthly anniversaries of the closing date beginning on the first monthly anniversary of the closing date. As of June 30, 2005, we had paid $8,333 and recorded the remainder of these payments as $100,000 of short term notes payable and $91,667 of long term notes payable. The last 12 monthly payments are subject to partial or full acceleration depending upon the amount of the gross freight revenue of Power2Ship Intermodal in the 13th month after the closing date. At the closing we also assumed the obligations corresponding to the escrow deposits. In addition, we issued the seller a warrant to purchase 200,000 shares of our common stock for $.27 per share for the three year period commencing on the closing date. The asset purchase agreement contained customary representations and warranties and cross-indemnification provisions.

     At  closing  we also entered into a five-year consulting agreement with Mr.
Michael Allora, the former President of GFC, pursuant to which he assumed responsibility for the day-to-day management of all phases of Power2Ship Intermodal's business. The agreement provides for automatic one-year extensions unless terminated prior thereto. On each anniversary date of the agreement, Mr. Allora may be entitled to a commission based on the annual increases, if any, in Power2Ship Intermodal's gross revenue. Any commission earned by Mr. Allora will be paid to him in five equal installments beginning on the date it is earned and for the next four anniversary dates thereafter. Also, on each anniversary date of the agreement, if Power2Ship Intermodal's annual gross revenue has increased in the year just ended, Mr. Allora will be granted a three-year option to purchase shares of our common stock for a price per share equal to the trading price of the common stock at the time the option is granted based on the increase in annual revenue. The number of shares of common stock which Mr. Allora may purchase upon exercise of the option will be calculated by multiplying the increase in revenue by 2% and dividing that number by the price of our common stock at that time. On the first anniversary, the number of shares of common stock which Mr. Allora may purchase upon exercise of the option shall be based on the amount by which Power2Ship Intermodal's gross revenue exceeds $10,000,000. The agreement contained customary confidentiality and non-circumvention provisions and can be terminated by us under certain circumstances including Mr. Allora engaging in fraud, dishonesty or illegal activities, violating the confidentiality provisions of the agreement or making material misrepresentations to any third parties concerning the Power2Ship Intermodal or its affiliates.

     We have a loan and security agreement dated December 2, 2004 related to our $1,000,000 revolving line of credit with Mercantile Capital, L.P. that may have required us to obtain the written consent of Mercantile Capital prior to purchasing the assets of Commodity Express Transportation and GFC. By letter dated March 25, 2005 Mercantile Capital advised us that it did not object to the asset purchase but has reserved its rights and remedies until it has had an opportunity to fully review the transaction. By letter dated May 11, 2005
Mercantile Capital confirmed to us that neither CXT, Power2Ship Holdings, Power2Ship Intermodal, Commodity Express Transportation, Inc. or Commodity Express Brokerage, Inc. were borrowers under the loan and security agreement and any invoices generated by these companies would not be included in the borrowing base available to us under the loan and security agreement. In addition, under the terms of the loan and security agreement we are prohibited from transferring any of our assets to these entities without Mercantile Capital's consent. In its letter dated May 11, 2005 Mercantile Capital advised us that it would consider amending our loan and security agreement to add CXT and our other new subsidiaries as borrowers if we so request. As of the date of this annual report we have not begun this process.

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

     We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation ("DOT"). Power2Ship, Inc. and its subsidiaries Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. each has a DOT license to engage in operations arranging or brokering transportation of freight (except household goods) by motor vehicle. These DOT licenses remain in effect so long as we maintain adequate insurance coverage for the protection of the public as well as designation of our agents for service of process.

INTELLECTUAL  PROPERTY

     To protect our proprietary rights, we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use some or all of intellectual property. In general, there can be no assurance that our efforts to protect our intellectual property rights will be effective or that these protections will be sufficient so as to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

     In June 2005 we filed a patent application with the United States Patent and Trademark Office entitled "Dynamic and Predictive Information System and Method for Shipping Assets and Transport" which was based upon, and claims the benefit of, our provisional patent application no. 60/579,594 entitled "System and Method for Managing Logistics and Revenue Logistics for the Transportation of Freight" filed in June 2004. The patent application remains pending and we cannot be assured if or when it will be granted.

     In July 2005, we received Certificates of Registration from the United States Patent and Trademark Office officially registering the service marks "P2S" and "POWER2SHIP". The service mark "MOBILEMARKET" was published for opposition by the United States Patent and Trademark Office on August 2, 2005.

EMPLOYEES

     As of September 30, 2005, we had approximately 25 full-time employees. None of our employees are subject to collective bargaining agreements, and we believe that we have satisfactory relationships with our employees. In addition, our subsidiary CXT uses approximately 60 people that are employees of a personnel leasing firm.

RISK  FACTORS

     Before you invest in our common stock, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this prospectus before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

WE WILL REQUIRE ADDITIONAL CAPITAL TO FUND OUR ONGOING OPERATIONS. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, THEN WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

     While we are attempting to increase sales, our revenue growth has not been significant enough to generate sufficient gross profits to fund our daily operations. We do not presently have sufficient financial resources or financing commitments to fund our ongoing operations beyond October 2005 and the report of our independent registered public accounting firm on our financial statements for fiscal year 2005 contains an explanatory paragraph regarding our ability to continue as a going concern. While we believe in the viability of our strategy to improve sales volume, we cannot accurately predict when or if our sales and gross profits will increase to the level necessary to sustain our operations. Therefore, we will need to raise additional capital to fully implement our business, operating and development plans and sustain our ongoing operations. We do not presently have any additional sources of working capital beyond the financing secured by, or sales of, our accounts receivable. If we are unable to obtain additional working capital before October 31, 2005, we will defer certain employees' compensation and reduce or eliminate certain non-essential personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT. WE EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

     For fiscal years 2005 and 2004 we reported total revenue of $9,247,633 and $2,091,965, respectively, and a loss to common stockholders of $6,645,320 and
$5,239,773, respectively. At June 30, 2005 we had an accumulated deficit of $19,056,093. Further, during fiscal years 2005 and 2004 we reported net cash used in operating activities of $3,200,848 and $2,258,017, respectively. Our revenue has not been sufficient to sustain our operations and we do not expect significant revenue or profitable operations for the foreseeable future. The independent auditor's report for the fiscal year ended June 30, 2005 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. Because we are subject to all of the business risks inherent in a new company with an unproven market, we cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern.

OUR PRIMARY ASSETS SERVE AS COLLATERAL UNDER OUR OUTSTANDING DEBENTURES AND REVOLVING LINE OF CREDIT. IF WE SHOULD DEFAULT ON THESE OBLIGATIONS, THE HOLDERS COULD FORECLOSE ON OUR ASSETS AND WE WOULD BE UNABLE TO CONTINUE OUR BUSINESS AND OPERATIONS.

     We have granted the holders of our 14.25% secured convertible debentures and our $2,000,000 principal amount Series B 5% secured convertible debentures a blanket security interest in all of our assets and properties. We have also granted a finance company a first position lien on our accounts receivable. If we should default under the repayment provisions of these obligations, the holders could seek to foreclose on our primary assets in an effort to seek repayment under the obligations. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

OUR SERIES B 5% SECURED CONVERTIBLE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE. THESE LIMITATIONS MAY HAMPER OUR ABILITY TO RAISE WORKING CAPITAL IN FUTURE PERIODS WHICH COULD RESULT IN OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The purchase agreement for our Series B 5% secured convertible debentures contains covenants that restrict us from raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance. The existence of these covenants may severely limit our ability to raise capital from the sale of stock or convertible securities because any potential purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock.

NONCOMPLIANCE WITH AGREEMENT AND DEBT COVENANTS

     The Company may be in default under certain covenants contained in its agreements with Cornell Capital Partners, LP. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from Cornell under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to Cornell.
Any default would accelerate the Company's obligation to Cornell under the Series B 5% Secured Debenture in the remaining principal amount of $2,000,000, of which $1,000,000 is due in June 2006 and $1,000,000 is due in September 2006, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy this obligation in the event of a default.

HISTORICALLY WE HAVE BEEN DEPENDENT ON REVENUE FROM A LIMITED NUMBER OF CUSTOMERS. IF WE WERE TO BE DEPRIVED OF REVENUE FROM ONE OR MORE THESE KEY CUSTOMERS, OUR FUTURE REVENUE AND BUSINESS OPERATIONS COULD BE MATERIALLY AND ADVERSELY EFFECTED.

     For fiscal year 2005, revenue from our two largest customers accounted for approximately 40% and 14% of our gross revenue. No other customer accounted for more than 10% of our total revenue during fiscal year 2005. For fiscal year 2004, Tire Kingdom represented approximately 64% of our revenue and The Great
Atlantic & Pacific Tea Company represented approximately 15% of our gross revenue. Nearly all of the revenue from The Great Atlantic & Pacific Tea Company was derived under the terms of a license and customization agreement which was terminated in January 2004. We do not have an agreement with Tire Kingdom and our agreement with Amcor PET Packaging may be cancelled upon 30 days notice. We are seeking to expand our customer base in fiscal year 2006 in order to eliminate our dependence upon revenues from a limited number of customers. Because of the significant nature of the revenue from Amcor PET Packaging and Tire Kingdom to our results of operations, however, the loss of these customers, prior to our obtaining additional customers, could have a material adverse effect on our business operations and prospects.

WE ARE DEPENDENT ON SHORT TERM CONTRACTS WITH OUR CUSTOMERS. IF THESE CONTRACTS WERE TERMINATED, OUR RESULTS OF OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

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

     We rely on several third party providers for support for our MobileMarket . IBM provides us with dedicated hosting and support for our web site as well as network services. In addition, we purchase GPS locator devices which are included in wireless access packages we offer to carriers from a single-source. Although we do not presently have alternative providers engaged for these products or services, we believe that we could engage other companies to provide these products or services upon substantially the same terms and conditions as our existing third party provides. In the event any of these third party providers are unable to deliver the services or products which we have contracted for, our ability to provide our products and services to our customers would be adversely impacted until such time as we were able to engage alternate sources.

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

     Our voting securities consist of shares of our common stock and our Series Y Convertible Preferred Stock. Holders of shares of our common stock are entitled to one vote per share and holders of shares of our Series Y Convertible Preferred Stock are entitled to 200 votes per share on all matters submitted to a vote of our stockholders, and these classes of our voting securities vote together on all matters submitted to a vote of our stockholders. Mr. Hersh, our Chairman and CEO, is the sole holder of our Series Y Convertible Preferred Stock which, together with his common stock holdings, gives him voting rights at September 23, 2005 approximately 19% of our voting securities. As a result of these voting rights, notwithstanding that our common stockholders are entitled to vote on matters submitted to our stockholders, Mr. Hersh may have the power to strongly influence the election of all of our directors and strongly influence the business and direction of our company.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS, THE CONVERSION OF SHARES OF OUR SERIES B, C, AND Y CONVERTIBLE PREFERRED STOCK AND THE CONVERSION OF OUR 14.25% SECURED CONVERTIBLE DEBENTURES AND OUR SERIES B 5% CONVERTIBLE SECURED DEBENTURES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of September 30, 2005 we had the following securities which are convertible or exercisable into shares of our common stock outstanding:

     * options to purchase a total of 17,707,517 shares of our common stock at prices ranging between $0.25 to $1.01 per share;

     * warrants to purchase a total of 35,473,956 shares of our common stock at prices ranging between $0.15 to $2.00 per share;

     * 162,200 shares of our Series B Convertible Preferred Stock which is convertible into 3,244,000 shares of our common stock;

     * 832 shares of our Series C Convertible Preferred Stock which is convertible into 83,200 shares of our common stock;

     * 87,000 shares of our Series Y Convertible Preferred Stock which is convertible into 230,405 shares of our common stock;

     * 5,974,560 shares of our common stock underlying our 14.25% secured convertible debentures; and

     * 12,500,000 shares of our common stock underlying our Series B 5% secured convertible debentures assuming that the $2,000,000 of debentures were converted on September 23, 2005 at the conversion price defined in the debenture of $0.16 per share which was 100% of the average of the three lowest closing bid prices during the thirty trading days immediately preceding the conversion date.

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

     Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. We currently are evaluating the effect that the adoption of Section 404 will have on our consolidated operating results and financial condition and cash flow necessary to implement SOX 404 in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ending June 30, 2008.

     We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. We are unable at this time to quantify the amount we will spend to develop the necessary documentation and testing required by SOX 404, but such amount is likely to exceed the $47,500 we spent on audit fees for fiscal 2005. We do not presently have sufficient resources to fund the documentation and testing required by SOX 404, and we do not have available funds to engage qualified staff or consultants to assist us with compliance issues as required in connection with our audit for the fiscal year ending June 30, 2008.

     We are not currently aware of any significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner. However, if we or our auditors identify any significant deficiency or material weakness, our auditors may be unable to attest to our internal controls and investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

     The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

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

     The principal executive offices of our subsidiary, CXT, are located in approximately 5,000 square feet at 210 Bray Park Road, West Columbia, South Carolina. These premises are leased from CXT for a term of five years commencing March 21, 2005 with a one year extension at our option. Further, we have the right to immediately terminate the lease in the event that the contract between TPS Logistics, Inc. and Amcor PET Packaging is not renewed. The monthly rent is $4,200 during the five-year initial term and $5,040 during the one-year option period. Also, we agreed to pay, prior to the respective due dates thereof, all insurance premiums, charges, costs, expenses and payment required to be paid in accordance with the lease. The lease agreement contains customary default provisions and requires the prior written consent of the landlord to alter the property or to assign the lease to unaffiliated third parties.

     CXT also leases 123,750 square feet of warehouse space located at 10700 Farrow Road, Blythewood, South Carolina from an unaffiliated third party. This space primarily is used to store inventory manufactured by the Blythewood plant of Amcor PET Packaging. This lease terminates in October 2008. The current monthly base rent is $29,870 and it increases on November 1 of 2005, 2006 and 2007 to $30,766, $31,689 and $32,640, respectively. The landlord has been provided with a $32,000 security deposit. Also, the landlord has the right to terminate the lease with respect to 61,875 square feet by providing at least 90 days prior written notice. In the event of such a partial termination, the current monthly base rent for the remaining space would be reduced to $20,780 and it would increase on November 1 of 2005, 2006 and 2007 to $21,398, $22,040 and $22,702, respectively.

ITEM     3.     LEGAL  PROCEEDINGS

     On April 19, 2005, we received a complaint filed on April 14, 2005 in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida (Palm Beach Media Associates, Inc. v. Power2Ship, Inc., Case No. 502005 CA 003494). The complaint alleges that we had breached an agreement entered into between the plaintiff, a Florida corporation that provides advertising and marketing services, and us on June 4, 2004 by virtue of having not paid certain fees claimed by the plaintiff. We filed our answer and affirmative defenses to this complaint on May 16, 2005. The parties have reached a settlement in principal that is expected to be finalized by the end of October 2005. The proposed settlement amount is less than the legal expenses that we expected we would have incurred in defending this matter.

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


                                High    Low
                                -----  -----

Fiscal Year 2006
------------------------------
July 1 to September 30, 2005    $0.35  $0.16

Fiscal Year 2005
------------------------------
April 1 to June 30, 2005        $0.39  $0.22
January 1 to March 31, 2005     $0.35  $0.20
October 1 to December 31, 2004  $0.47  $0.30
July 1 to September 30, 2004    $0.45  $0.30

Fiscal Year 2004
------------------------------
April 1 to June 30, 2004        $0.45  $0.30
January 1 to March 31, 2004     $0.50  $0.27
October 1 to December 31, 2003  $0.63  $0.39
July 1 to September 30, 2003    $0.50  $0.27




     On September 26, 2005 the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.175 per share. As of September 22, 2005, we had approximately 587 shareholders of record. In addition, certain of the shares of our common stock are held in "street" name by numerous beneficial owners that do not permit their ownership to be disclosed.

DIVIDEND  POLICY

     We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

     The holders of our Series B Preferred Stock are entitled to receive a 10% per annum cumulative dividend when, as and if, declared by our board of directors. The dividend, if declared, is payable annually in arrears in cash or in shares of our common stock at our option. If the dividend is paid in shares of common stock, then such shares are valued at the average closing price of our common stock for the 10 trading days immediately preceding the date of such dividend. A 10% dividend was paid in shares of our common stock on June 30, 2005 and 2004 to the shareholders of record of our Series B preferred stock as of those dates.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS


                    Number of securities     Weighted average      Number of
                    to be issued upon        exercise price of     securities
                    exercise of              outstanding           remaining
                    outstanding options      options, warrants     for future
                    warrants, and rights     and rights            issuance
                                                                   (excluding
                                                                   securities
                                                                   reflected in
                                                                   column (a))
Plan Category
-----------------------------------------------------------------------------

2001 Employee Stock
Compensation Plan            0                   n/a                 319,000




RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Between April and July 2005, we sold an aggregate of 4,800,000 shares of our common stock to 15 accredited investors and issued those investors common stock purchase warrants expiring in February 2008 to purchase an additional 4,800,000 shares of our common stock with an exercise price of $0.15 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. We received gross proceeds of $420,000 and one existing note holder converted that note which totaled $150,000 into units in this offering. We did not pay any commissions in the sale of these securities.

     Between July and September 2005 we sold an aggregate of 4,583,333 shares of our common stock to 17 accredited investors and issued those investors common stock purchase warrants expiring in July 2008 to purchase an additional 4,583,333 shares of our common stock at an exercise price of $0.15 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provide by Section 4(2) and Rule 506 of Regulation D promulgated under that act. We received gross proceeds of $637,500 and the holder of a $30,000 note converted that note into units in this offering. We paid Prestige Financial Center and Newbridge Securities Corporation aggregate commissions of $39,000.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

     Richard Hersh purchased 81,000 shares of our common stock in the open market on March 23, 2005 for an average price of $0.308 per share.

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

     -     Revenue  Recognition.  The  Company  follows  the  guidance  of  the
           ---------------------
Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the reported revenue streams of the Company:

          - Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

          - Access services revenue is recognized in the month that access to the P2S MobileMarket is provided to customers. When the Company provides equipment to customers, in conjunction with providing access services to them, on any basis in which ownership is retained by the Company, then the Company accounts for equipment provided to the customer as part of the access services agreement and revenue is recognized ratably over the term of the agreement.

          - Implementation services revenue, generated pursuant to software development contracts with customers, is recognized on the percentage of completion basis for each deliverable provided for in the contract. Revenue from implementation services is expected to be insignificant as a percentage of total revenue in the foreseeable future.

     -  Stock Based Compensation. The Company uses SFAS No. 123, "Accounting for
        ------------------------
Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

GOING  CONCERN

     We had a net loss of $6,645,320 and used $3,200,848 in operations during fiscal year 2005. Further, we have accumulated a deficit of approximately $19.3 million during the period from our inception through June 30, 2005. Our current operations are not an adequate source of cash to fund future operations. As described elsewhere herein, we only have sufficient cash on hand to fund our operating activities through October 31, 2005. Also, the report of our independent registered public accounting firm, dated October 10, 2005, on our financial statements for the year ended June 30, 2005 stated that our net loss and cash used in operations for the fiscal year ended June 30, 2005, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

OVERVIEW

     We operate as an application service provider that delivers supply chain, tracking and logistics information and transportation services to the freight industry. We provide logistics information and services to shippers that need to have truckloads of goods transported to or from their facilities. In certain instances, we provide consulting services to enable our shipper customers to integrate their systems with our logistics information system. We also provide logistics information and services to trucking companies (carriers) that operate fleets of trucks which enable these companies to better manage the utilization of their transportation assets and personnel. Our mission is to provide our shipper and carrier members with easily accessible and useful information that allows them to be more profitable by improving the utilization of transportation assets and optimizing the efficiency of the supply chain.

     We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since these agreements do not commit them to using us for any specific volume of transportation services.

     We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to have the P2S
MobileMarket be successful we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer's inbound and outbound transportation business. The acquisitions by our subsidiaries CXT and Power2Ship Intermodal in March 2005 provided us with access to additional trucking capacity that may be offered to some of our shipper customers. We spent $241,141 in fiscal year 2005 compared to $90,134 in fiscal year 2005 in marketing our services to potential shippers and carriers. These marketing expenditures have contributed to our increasing the number of shipper customers from whom we generated revenue from approximately 17 as of June 30, 2004 to 43 as of June 30, 2005. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since our contracts with these shippers do not commit them to using us for any specific volume of transportation services. Also, our marketing has contributed to our increasing the number of carriers that have entered into carrier agreements with us from approximately 400 as of June 30, 2004 to approximately 1,400 as of June 30, 2005. We intend to continue to increase our marketing efforts during fiscal year 2006, including utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations.

     Our business model also includes the pursuit of mergers, acquisitions and joint ventures of strategic, trucking companies and other transportation-related providers. These transactions result in our gaining additional trucking capacity for our existing shipper customers without incurring any additional marketing expense and obtaining new shipper customers. In addition, the acquisition of Commodity Express Transportation, Inc., which has the federal operating authorities required to operate as a trucking company, enables us to recruit truck owner-operators to increase our trucking capacity. During March 2005, we consummated the acquisitions of Commodity Express Transportation, Inc. and GFC, Inc. as described earlier in this annual report under Item 1. "Description of Business - Our History". During the period from March 21, 2005 through June 30, 2005, these acquisitions contributed approximately $6,417,691 or 69% of our total revenue for fiscal year 2005. Our ability to pursue additional transactions is subject to the availability of sufficient capital as may be necessary. While we have identified potential targets for additional mergers, acquisitions or joint ventures, we have not signed any definitive agreements with any parties as of the date of this report and we cannot assure you we will be successful in consummating any transactions with any of these targets.

     We also are in discussions with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are collaborating to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that could be part of any comprehensive security system. Examples of these technologies may include radio-frequency identification (RFID) tags fastened to containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and geo fencing to alert a truck's owner or authorities if a vehicle deviates from its designated route. On August 15, 2005, we issued a press release disclosing that we were collaborating with L-3 Communication on a comprehensive, end-to-end solution for secure and efficient container transportation worldwide. There can be no assurance, however, that we ever will enter into a definitive agreement with L-3 or any other companies with whom we are in discussions or that if we do, that we ever will generate any significant revenue or profit from such agreements.

     Also, we have begun marketing the P2S MobileMarket outside of the United States. In November 2004, we retained International Logistics Solutions to represent the company outside of North America. In April, 2005, our President, Michael Darden, traveled to Brazil to attend meetings with several major Brazilian companies to educate them about the P2S MobileMarket and explore their interest in becoming customers if it was introduced in Brazil. We have not signed any definitive agreements with any parties in Brazil or any other non-United States companies as of the date of this report and we cannot assure you we will be successful in consummating agreements with any such companies.

RESULTS  OF  OPERATIONS

REVENUE

     Total revenue generated during the year ended June 30, 2005 increased by $7,155,668 or approximately 342% as compared with total revenue generated during the year ended June 30, 2004. This increase consisted of the following:

     - Freight transportation revenue increased $7,469,426, or approximately 420%, in fiscal year 2005 from fiscal year 2004.
          Approximately $6,417,961 or 86% of this increase was from our subsidiaries CXT and Power2Ship Intermodal, Inc. which began operations upon consummating asset purchases in March 2005. CXT had one major customer that generated revenue of $3,658,580 or approximately 40% of our total revenue during fiscal year 2005. One other major customer, Tire Kingdom, accounted for $1,291,626 or approximately 14% of our gross revenue.

     -    Revenue  from  access  services  decreased  $289,833  or approximately
          99% in fiscal year 2005 from fiscal year 2004. We had no access services revenue during fiscal year 2005 since our contract with The Great Atlantic and Pacific Tea Company, Inc., which generated all of our access services revenue during fiscal year 2004, was completed and terminated prior to fiscal year 2005. Access services provide unlimited use of the information available through the MobileMarket for a fixed monthly fee. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from access services in any future periods.

     - Revenue from implementation services decreased $23,925 or 100%, in fiscal year 2005 from fiscal year 2004. We had no implementation services revenue during fiscal year 2005 since we completed a contract with our only customer for these services during fiscal year 2004, The Great Atlantic and Pacific Tea Company, Inc., prior to fiscal year 2005. Implementation services include design, programming and testing of custom developed interfaces that permit the MobileMarket to communicate and share data with a customer's existing computer software. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from implementation services in any future periods.

     We anticipate that our total revenue will continue increasing in fiscal year 2006 though at a more moderate pace than achieved in fiscal year 2005. Most of this revenue growth is expected to be freight transportation revenue attributed to consolidating a full year of operating results from our subsidiaries CXT and Power2Ship Intermodal as compared with consolidating only three and one-third months of operating results during fiscal year 2005. Some additional growth in freight transportation revenue is expected to be generated from the efforts of our corporate sales and marketing personnel and from existing and new transportation agents of our subsidiaries. Another revenue source expected in fiscal year 2006 is providing logistics consulting and implementation services to large shipper customers. Also, we expect to enter into one or more research and development or similar agreements related to global transportation security with one or more technology and/or defense companies that would generate additional revenue during fiscal year 2006. However, we have not entered into any such agreements as of the date of this annual report. Finally, our business model includes, subject to the availability of sufficient financing, the acquisition of one or more third party logistics and other transportation services companies which, if consummated, also would increase our revenue. We are not, however, a party to any acquisition agreements as of the date of this annual report.

OPERATING  EXPENSES

     Total operating expenses incurred during fiscal year 2005 increased by $9,030,441 or approximately 164% as compared with total operating expenses incurred during fiscal year 2004. Freight transportation expenses increased by $6,691,865 or approximately 423% in fiscal year 2005 as compared with fiscal year 2004. Most freight transportation expenses are variable costs associated with moving freight that increase by relatively the same percentage as freight transportation revenue when gross margins are constant as was the case during fiscal year 2005. We expect freight transportation expenses in fiscal year 2006 to increase proportionately with our increase in freight transportation revenue in fiscal year 2006.

     Selling, general and administrative expenses increased by $2,338,575 or approximately 59% to $6,279,925 in fiscal year 2005 from $3,941,350 in fiscal year 2004. Approximately 72% of this increase was attributable to increases in salaries, benefits and consulting fees and the remainder of the increase was attributable to increases in advertising and marketing, depreciation and amortization, legal and accounting, rent and Web hosting expenses.

     Salaries,  benefits  and  consulting  expenses  increased  by $1,678,168 or
approximately  60% in fiscal year 2005 from fiscal year 2004.   Included in this
increase  were  the  following:

     - Salaries and benefits increased by $477,051 or approximately 32% in fiscal year 2005 to $1,976,847 from $1,499,796 in fiscal year 2004. This increase was due primarily to the addition of employees in our two subsidiaries which began operations in March 2005 upon consummating asset acquisitions and to salary increases.

     - Consulting fees increased by $1,201,117 or approximately 93% in fiscal year 2005 to $2,489,513 from $1,288,396 in fiscal year 2004.
          This increase was attributed to the larger number of consultants that we engaged in fiscal year 2005 to provide financial, legal, government, public relations, technology and other services as compared with fiscal year 2004.

     We expect salaries, benefits and consulting expenses in fiscal year 2006 to remain relatively constant with fiscal year 2005. We anticipate that increases in salaries and fringe benefits associated with the additional employees in our subsidiaries who will be paid for the entire fiscal year as compared with the period from the acquisition date in March 2005 until June 30, 2005 being offset in part by a comparable decline in consulting expenses.

     Other selling, general and administrative expenses increased by $660,407 or approximately 57% in fiscal year 2005 from fiscal year 2004. The most significant expenses contributing to this increase were as follows:

     -    Advertising  and   marketing  expenses,  including   convention   and
          trade show expenses, increased by $151,007 or approximately 168% to $241,141 in fiscal year 2005 from $90,134 in fiscal year 2004. This increase primarily consisted of costs associated with hiring a marketing firm to prepare advertisements and other collateral materials, printing collateral materials for our carrier customers and placing advertising in trade periodicals. Partially offsetting these increases was a modest decrease in expenses associated with attending and participating in national and regional transportation industry conventions and trade shows. Although we have reduced current spending on advertising and marketing expenses to approximately $2,000 per month, and subject to receiving sufficient additional capital, we have budgeted approximately $500,000 for fiscal year 2006.

     - Depreciation and amortization of intangible assets increased by $152,921 or approximately 195% to $231,197 in fiscal year 2005 from $78,276 in fiscal year 2004. This increase primarily resulted from significantly higher amortization of our intangible assets including software development costs, intellectual property acquired during fiscal year 2005 from three of our executives and the customer lists acquired in our two acquisitions consummated in March 2005. We expect depreciation and amortization of intangible assets to increase to approximately $400,000 during fiscal year 2006 as the customer lists acquired in our two acquisitions are amortized for the entire fiscal year as compared with the period from the acquisition date in March 2005 until June 30, 2005.

     - Legal and accounting fees increased by $52,469 or approximately 19% to $330,089 during fiscal year 2005 from $277,620 in fiscal year 2004. This increase resulted from higher legal and accounting fees related to public reporting requirements, litigation and other legal matters incurred in the ordinary course of business in fiscal year 2005 compared with fiscal year 2004. We expect legal and accounting expenses to be approximately $150,000 to $250,000 during fiscal year 2006 depending on the number and complexity of capital raising transactions, mergers and acquisitions, if any, and non-standard customer agreements.

     - Rent expense increased by $81,039 or approximately 67% to $202,624 in fiscal year 2005 from $121,586 in fiscal year 2004. This increase consisted of a $62,420 increase in rent for our facility in Boca Raton, Florida as the one-year period during which we paid discounted rent ended in June 2004 and $18,619 in rent paid for the Columbia, South Carolina facility occupied by the personnel from our CXT subsidiary since it began operations in March 2005. We expect rent and maintenance expense for these two facilities in fiscal year 2006 to be approximately $250,000.

     - Web hosting expenses, including software license fees, increased by $86,682 or approximately 133% to $151,724 in fiscal year 2005 from $65,042 in fiscal year 2004. This increase was attributed to our receiving approximately $75,000 in credits from our Web hosting vendors during fiscal year 2004 and for an additional $12,000 in software license fees during fiscal year 2005. We expect Web hosting expenses, including software license fees, to be approximately $164,000 during fiscal year 2006.

     Also, our CXT subsidiary had other selling, general and administrative expenses of approximately $155,000 that were not accounted for in the expense categories listed above. These included expenses primarily related to travel and entertainment, recruiting and office supplies and equipment for which we did not have comparable expenses during fiscal year 2004.

OTHER  INCOME  (EXPENSE)

     Total other expense increased by $793,718 or approximately 172%, in fiscal year 2005 as compared with fiscal year 2004. This increase consisted of an increase of $814,290 or approximately 176% in interest expense offset by a gain of $18,111 from forgiveness of debt. The increase in interest expense for fiscal year 2005, which includes the amortization of deferred financing costs associated with the debt, was associated primarily with the following:

     - our $1,697,000 of 14.25% secured convertible debentures issued in March and April 2004 which had a full year of interest expense in fiscal year 2005 versus approximately three months of interest expense during fiscal year 2004;

     - our $2,000,000 of 5% secured convertible debentures issued in June and September 2004 which had a full year of interest expense in fiscal year 2005 versus none during fiscal year 2004;

     - accounts receivables financing by our two subsidiaries that began operations in March 2005 which incurred approximately $78,000 of interest expense; and

     - shares of common stock and warrants issued to pay certain vendors having a value that was greater than the amount owed.

     We expect interest expense to be approximately $750,000 in fiscal year 2006 assuming no further conversions or redemptions of our convertible debentures and our revolving credit facility from Mercantile Capital averaging approximately $550,000.

     We reported a net loss of $6,561,220 for fiscal 2005, an increase of $2,668,491, or approximately 69%, from our net loss of $3,892,729 for fiscal 2004.

     We paid preferred stock dividends having a market value of $84,100 during fiscal year 2005, a decrease of $1,262,944, or approximately 94%, from fiscal year 2004. This decrease was related to our Series B and Series C convertible preferred stock which have conversion provisions that entitled the preferred shareholders to convert their preferred stock into common stock at less than the market price of the common stock on the date the preferred stock was issued. These conversion provisions represented beneficial conversion features that were recognized as $1,259,312 of preferred dividends during fiscal year 2004.

     We reported a loss available to common stockholders of $6,645,320 for fiscal 2005 as compared to a loss available to common stockholders of $5,239,773 for fiscal 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2005 contains an explanatory paragraph regarding our ability to continue as a going concern. As of June 30, 2005, we had an accumulated deficit of $19,056,093, a stockholders' deficit of $1,333,219, and cash and cash equivalents of $837,753.

     At June 30, 2005 we had a working capital deficit of $38,477 as compared with a working capital surplus of $603,380 at June 30, 2004. This $641,857 decrease in working capital was attributed to an increase of $898,517 in current assets and an increase of $1,540,374 in current liabilities. The increase in current assets consisted of an increase of $5,623 in cash, an increase of $802,338 in accounts receivable, net of allowances for doubtful accounts, an increase of $50,000 in short term notes receivable and an increase of $40,556 in prepaid insurance. The increase in current liabilities consisted of an increase of $170,000 in short term notes payable, an increase of $1,150,199 in accounts payable and accrued expenses, an increase of $103,515 in accrued salaries, and an increase of $116,660 in the outstanding balance on our line of credit.

     During fiscal year 2005 our cash balance increased by $5,623. This increase consisted of $3,200,848 used in operating activities and $647,401 used in investing activities which were offset by $3,853,872 provided by financing activities. This compares with a $768,812 increase in our cash balance during fiscal year 2004 that consisted of $2,258,017 used in operating activities and $419,945 used in investing activities offset by $3,446,774 provided by financing activities.

     Net cash used in operating activities for fiscal year 2005 of $3,200,848 consisted of our net loss of $6,561,220 partially offset by $3,149,653 of non-cash expenses and $210,719 provided by the net change in operating assets and liabilities. Non-cash expenses primarily consisted of $2,181,247 of expenses associated with the issuance of our common stock, options and warrants as payment for services, interest and litigation settlement and $958,621 of depreciation and amortization.

     Net cash used in operating activities for fiscal year 2004 of $2,258,017 consisted of our net loss of $3,892,729 partially offset by $1,471,862 of non-cash expenses and $162,850 provided by the net change in operating assets and liabilities. Non-cash expenses primarily consisted of $1,287,711 of expenses associated with the issuance of our common stock, options and warrants as payment for services, interest and litigation settlement and $184,151 of depreciation and amortization.

     Net cash used in investing activities in fiscal years 2005 and 2004 was $647,401 and $419,945, respectively. Investing activities were primarily related to our expenditures for software development and, in fiscal year 2005, the purchase of assets associated with the acquisitions by our subsidiaries CXT and Power2Ship Intermodal.

     Net cash provided by financing activities of $3,853,872 in fiscal year 2005 included $2,493,350 received from the issuance of shares of our common stock, $900,000 in net proceeds received from the issuance of our Series B 5% convertible debentures, $642,500 from issuances of promissory notes and $76,355 in net proceeds received from our line of credit partially offset by $208,333 in repayments of promissory notes and a $50,000 short term loan to an unaffiliated entity.

     This compares with net cash provided by financing activities of $3,446,774 in fiscal year 2004 comprised of $2,109,916 received from the issuance of our Series B 5% and 14.25% secured convertible debentures, $1,110,960 received from the issuance of shares of our Series B and Series C Convertible Preferred Stock, $340,000 received from issuance of promissory notes and $285,898 received from the issuance of shares of our common stock which was partially offset by $400,000 in repayments of promissory notes.

     We estimate that our cash on hand at June 30, 2005 of $837,753 plus $768,500 in net proceeds from our sale of Units from July 1, 2005 through the filing of this annual report, will fund our operating activities until approximately October 31, 2005. If we are unable to obtain additional working capital before October 31, 2005, we will defer certain employees' compensation and reduce or eliminate certain non-essential personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

     Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Power2Ship held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. All of our assets serve as collateral for our 14.25% secured convertible debentures and our Series B 5% secured convertible debentures. If we default on our obligations under one or both of these securities, including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

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

ITEM  8B.     OTHER  INFORMATION

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Directors and Executive Officers

     The following table sets forth information on our executive officers and directors as of September 26, 2005.


Name                                   Age      Positions
----------------------                 ---      ----------------------------------------------
                                       62       Chief Executive Officer and Chairman of the
Richard Hersh                                   Board of Directors

Michael J. Darden                      35       President and Member of the Board of Directors




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

KEY  EMPLOYEES

     JOHN URBANOWICZ. Mr. Urbanowicz has served as our Vice President of Information Technology since January 2003. From June 2002 until January 2003, he provided us with various consulting services in the areas of technology, logistics and operations. During the approximately 20 years prior to joining our company, Mr. Urbanowicz was involved predominantly in the logistics and distribution fields as a distribution manager, general manager, IT manager and, most recently, as a software and business consultant. From January 2002 until April 2002, Mr. Urbanowicz was Director of Application Development for Independent Read360Network, Inc. where he was responsible for application design and development for content delivery to Palm and wireless devices through RF and IR connectivity. From August 2000 until December 2001 he served as Vice President of Information Technology at Healthtrac Corporation where he was responsible for product definition and development of an online health portal and a health risk assessment tool including content management capability, and from April 1999 until June 2000 Mr. Urbanowicz was Vice President of Information Technology for Furkon, Inc. where he was responsible for overseeing day to day business operations along with overseeing in excess of 40 developers in design, testing and implementation of multi-tier browser based application using Java and Oracle.

     ARNOLD J. WERTHER. Mr. Werther has been employed by us since March 2004, serving as Director of Sales until August 2004 when he was appointed Vice President of Sales and Operations. From June 2003 until January 2204 Mr. Werther was Vice President Supply & Logistics Transportation for The Great Atlantic & Pacific Teach Company, Inc. (NYSE: GAP) where he was responsible for all logistics and transportation for the U.S. operations of that company. From July 2001 until March 2003 he was an Account Executive, America, for MARC Global, a Virginia-based company that is a provider of supply chain execution software and services, where he was responsible for new sales with U.S. third party logistics providers. From April 2000 to July 2001 Mr. Werther was a Strategic Account Executive with EXE Technologies, Inc., a Texas-based provider of fulfillment, warehousing and distribution software for e-commerce and traditional distribution channels. At EXE Technologies Mr. Werther was responsible for both new and existing business development. From 1999 until April 2000 Mr. Werther was Director of Distribution Operations for AEP Industries, Inc., a New Jersey-based worldwide manufacturer of plastic packaging films where he was responsible for directing all logistics functions, including customer service and inventory control operations at all seven domestic manufacturing plan locations and outside distribution centers. From 1997 to 1999 Mr. Werther was General Manger, Northeast Region, for National Distribution Centers, a New Jersey-based nationwide provider of third party logistics services where he was responsible for all aspects of regional sales and operations for 10 sites in the northeastern U.S. Mr. Werther received a Bachelor of Science Commerce from Rider University, a Physical Distribution and Transportation Management Degree from the Academy of Advanced Traffic in New York and participated in the Logistics Management Executive Development Program at Michigan State University.

     W. A. STOKES. Mr. Stokes became President of CXT in March 2005. During the prior twenty-two years, he had been President of Commodity Express Transportation, Inc., a South Carolina company which he founded and from which CXT acquired its current business operations.

POTENTIAL  CONFLICTS  OF  INTEREST

     We have no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

     There can be no assurance that members of management will resolve all conflicts of interest in our favor. Our officers and directors are accountable to our Company and its stockholders as fiduciaries, which means they are legally obligated to exercise good faith and integrity in handling our affairs and in their dealings with our company. Failure by them to conduct our business in its best interests may result in liability to them.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2005, Mr. Hersh was delinquent in filing three Form 4s, each of which reported one transaction, and a Form 5, Mr. Darden was delinquent in filing two Form 4s, each of which reported one transaction, and a Form 5 and Mr. Kublin was delinquent in filing a Form 4, which reported one transaction, and a Form 5. However, as of the filing of this Report all such delinquent filings have been made.

CODE  OF  ETHICS  AND  CORPORATE  GOVERNANCE  MATTERS

     Audit  Committee.  The  board of directors has not yet established an audit
     ----------------
committee, and the functions of the audit committee are currently performed by the entire board of directors. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers' liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

     Board  of  Directors  Independence.  Our board of directors consists of two
     ----------------------------------
members, neither of which is "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. We currently are not subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. As a result of our minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which generally is necessary to attract and retain independent directors. As we grow in the future, our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

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

     Code  of Ethics.   We have adopted a Code of Ethics and Business Conduct to
     ---------------
provide guiding principles to our principal executive officer, principal financial officer, and principal accounting officer or controller of our company in the performance of their duties. Our Code of Ethics and Business Conduct also strongly recommends that all directors and employees of our company comply with the code in the performance of their duties. Our Code of Ethics and Business Conduct provides that the basic principle that governs all of our officers, directors and employees is that our business should be carried on with loyalty to the interest of our stockholders, customers, suppliers, fellow employees, strategic partners and other business associates. We believe that the philosophy and operating style of our management are essential to the establishment of a proper corporate environment for the conduct of our business.

     Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

     *     conflicts  of  interest,
     *     financial  reporting  responsibilities,
     *     insider  trading,
     *     inappropriate  and  irregular  conduct,
     *     political  contributions,  and
     *     compliance  with  laws.

ITEM  10.     EXECUTIVE  COMPENSATION

     The table below sets forth all cash compensation paid to our executive officers for services they rendered to us in all capacities during the fiscal years presented.


SUMMARY COMPENSATION TABLE
                                                                  Long-Term    Compensation
                                                                 ----------    ------------
                                                                 Restricted    Securities
Name and Principal   Fiscal   Annual Compensation   Other Annual   Stock       Underlying         All Other
Position             Year     Salary       Bonus    Compensation   Awards      Options SAR (#)  Compensation
------------------   ----   ------------   ------   -------------  -------   ----------------  -------------
Richard Hersh,       2005   $205,200 (1)  $    0    $          0   $     0      2,060,881       $         0
Chief Executive      2004   $171,913 (1)  $    0    $          0   $     0              0       $         0
Officer              2003   $ 62,947 (1)  $    0    $          0   $     0              0       $         0

Michael J. Darden,   2005   $194,395 (2)  $9,304    $          0   $     0      1,043,812       $         0
President            2004   $148,319      $1,083    $     19,200   $     0              0       $         0
                     2003   $ 14,450      $7,500    $     50,725   $     0      1,888,999       $         0


(1) Includes accrued salary that remains unpaid as of the date of this annual report of $85,200, $51,913 and $3,600 at the end of fiscal years 2005, 2004 and 2003, respectively. On March 10, 2003, we issued Mr. Hersh a convertible promissory note in the amount of $135,000 in exchange for his forgiveness of $147,520 of accrued salary. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into shares of our common stock at a conversion price equal to the lesser of (a) $1.51 per share, or (b) 50% of the average of the closing bid price of the common stock for the five trading days immediately preceding the date of conversion, but not less than $0.75 per share

(2) Includes accrued salary that remains unpaid as of the date of this annual report of $2,292 at the end of fiscal year 2005.

EMPLOYMENT  AGREEMENTS

     Effective January 1, 2003, we entered into a five-year employment agreement with Richard Hersh to serve as our CEO. Under the terms of this agreement, at such time as we have received funding of at least $2 million or are reporting cash flow of at least $250,000 per month, Mr. Hersh will receive a base salary of not less than $150,000 for the first year of the agreement, with annual increases of at least 20% per year to be negotiated on each anniversary of the commencement date of the agreement. Until such time as we had received the funding Mr. Hersh was to receive a minimum of 75% of his base salary. He began receiving his minimum salary in 2003. He had accrued salary of $140,713 as of the end of fiscal year 2005.

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

     Mr. Hersh is subject to customary non-competition and non-disclosure restrictions. The agreement terminates upon his death or disability, or it may be terminated by us with or without cause, or by Mr. Hersh with good reason. In the event of a termination upon Mr. Hersh's death or disability, termination for cause as defined in the employment agreement or resignation without reason, we are obligated to pay his salary and benefits through the date of termination.

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

     Effective April 15, 2003, we entered into a four-year employment agreement with Michael J. Darden to serve as our President. Under the terms of this agreement, at such time as we have received funding of at least $2 million or are reporting cash flow of at least $250,000 per month, Mr. Darden will receive a base salary of not less than $150,000 for the first year of the agreement, with annual increases of at least 15% per year to be negotiated on each anniversary of the commencement date of the agreement. Until such time as we had received the funding Mr. Darden was to receive a minimum of 75% of his base salary. He began receiving his minimum salary in April 2003. He had accrued salary of $4,391 as of the end of fiscal year 2005.

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

     Mr. Darden is subject to customary non-competition and non-disclosure restrictions. The agreement terminates upon his death or disability, or it may be terminated by us with or without cause, or by Mr. Darden with good reason. In the event of a termination upon Mr. Darden's death or disability, termination for cause as defined in the employment agreement or resignation without reason, we are obligated to pay his salary and benefits through the date of termination. In the event we should terminate Mr. Darden without cause, we must pay him all compensation that he would have been otherwise entitled to through the end of the term of the agreement in a lump sum within 10 days of the date of termination. If we should terminate Mr. Darden within one year of a "change of control" of our company as defined in the employment agreement, we are obligated to pay him his base salary through the date of termination, including all benefits and any performance bonus which he may have earned through the date of termination together with severance equal to two times his then current base salary and the vesting of all then unvested stock options will accelerate.

     Effective January 1, 2003, we entered into a four-year employment agreement with John Urbanowicz to serve as our Vice President of Technology and Information. Under the terms of this agreement, at such time as we have received funding of at least $2 million or are reporting cash flow of at least $250,000 per month, Mr. Urbanowicz will receive a base salary of not less than

$125,000 for the first year of the agreement, with annual increases of at least 10% per year to be negotiated on each anniversary of the commencement date of the agreement. Until such time as we had received the funding Mr. Urbanowicz was to receive a minimum of 70% of his base salary. He began receiving his minimum salary in January 2003. He had accrued salary of $2,292 as of the end of fiscal year 2005

     Mr. Urbanowicz is eligible to receive a performance-based bonus as determined by our board of directors but has not earned any performance-based bonuses. Mr. Urbanowicz is also entitled to participate in all benefits we offer our senior executives. Under the terms of the agreement we granted Mr. Urbanowicz options to purchase 993,124 shares of our common stock under our Stock Incentive Plan, with an exercise price of $.38 per share, which have vested. The term of employment is automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement, unless previously the agreement has been terminated according to its termination provisions or if either we or Mr. Urbanowicz elect to terminate the agreement by written notice at least 90 days prior to the expiration of the then-current term of employment.

     Mr. Urbanowicz is subject to customary non-competition and non-disclosure restrictions. The agreement terminates upon his death or disability, or it may be terminated by us with or without cause, or by Mr. Urbanowicz with good reason. In the event of a termination upon Mr. Urbanowicz's death or disability, termination for cause as defined in the employment agreement or resignation without reason, we are obligated to pay his salary and benefits through the date of termination. In the event we should terminate Mr. Urbanowicz without cause, we must pay him all compensation that he would have been otherwise entitled to through the end of the term of the agreement in a lump sum within 10 days of the date of termination. If we should terminate Mr. Urbanowicz within one year of a "change of control" of our company as defined in the employment agreement, we are obligated to pay him his base salary through the date of termination, including all benefits and any performance bonus which he may have earned through the date of termination together with severance equal to two times his then current base salary and the vesting of all then unvested stock options will accelerate.


                    OPTION GRANTS IN YEAR ENDED JUNE 30, 2005
                    -----------------------------------------
                               (INDIVIDUAL GRANTS)

                    NO.  OF  SECURITIES    % OF TOTAL OPTIONS/SARs
                    UNDERLYING  OPTIONS     GRANTED  TO  EMPLOYEES       EXERCISE     EXPIRATION
     NAME              SARs GRANTED             IN FISCAL YEAR            PRICE           DATE
-----------------   -------------------    -----------------------       ---------    -----------

Richard Hersh            2,068,881                  37.0%                 $ 0.25      May 2, 2008
Michael J. Darden          977,604                  17.5%                 $ 0.25      May 2, 2008




     The foregoing excludes three year options granted in April 2005 to Messrs. Hersh and Darden providing each with the right to purchase 10% of the shares of common stock of CXT for an exercise price of $60,000.



                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                       NO. OF SECURITIES
                                       UNDERLYING  UNEXERCISED            VALUE  OF  UNEXERCISED
                    SHARES             OPTIONS  AT                        IN-THE-MONEY  OPTIONS  AT
                   ACQUIRED            JUNE  30,  2005                    JUNE  30,  2005(1)
                     ON       VALUE    ---------------                    ------------------
NAME               EXERCISE  REALIZED  EXERCISABLE      UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
-----------------  --------  --------  -----------      -------------     -----------         -------------

Richard Hersh         0        n/a      6,182,642            0                 0                     0

Michael J. Darden     0        n/a      2,932,811            0                 0                     0




(1) Based upon the closing bid price of our common stock as reported on the OTC Bulletin Board on June 30, 2005 of $0.23.

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

     The maximum number of shares which may be awarded under the plan is 5,000,000. At the date of this annual report 4,681,000 shares had been granted under the plan. Awards may generally be granted to:

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

     The plan will terminate on the tenth anniversary of its effective date, unless terminated earlier by the board of directors or unless extended by the board of directors, after which time no incentive award grants can be authorized under the plan. The board of directors has absolute discretion to amend the plan with the exception that the board has no authority to extend the term of the plan, to increase the number of shares subject to award under the plan or to amend the definition of "Employee" under the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information available to us as of August 31, 2005, with respect to the beneficial ownership of the outstanding shares of our common stock by:

     * each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
     *     each  director
     *     each  executive  officer;  and
     *     all  executive  officers  and  directors  as  a  group.

     Unless otherwise indicated, the business address of each person listed is in care of 903 Clint Moore Road, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from August 31, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of August 31, 2005, have been exercised or converted.


Name of                                 Amount and Nature of  Percentage       Percent of
Beneficial Owner                        Beneficial Ownership   of Class    Voting Control (1)
--------------------------------------  --------------------   ---------   ------------------

Common Stock:

Richard Hersh (2)                           6,335,975             8.8%           26.6%
Michael J. Darden (3)                       2,866,602             4.0%            3.2%
All officers and directors
  as a group (two
  persons) (2) (3)                          9,268,786            12.9%           29.9%

Michael Garnick (4)                         5,070,257             7.1%            5.7%
Carmelo Luppino (5)                         6,405,268             8.9%            7.2%

Series Y Convertible Preferred Stock:

Richard Hersh (2)                              87,000             100%           19.5%
Michael J. Darden (3)                               0               -               -
All officers and directors as a
   group (two persons) (2) (3)                 87,000             100%           19.5%


*     represents  less  than  1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on August 31, 2005. On that date we had 71,904,415 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 89,304,415 votes.

(2) Includes 4,121,761 shares of our common stock underlying options exercisable at $0.38 per share, 2,060,881 shares underlying options exercisable at $0.25 per share and 153,333 shares issuable upon the conversion of a promissory note in the principal amount of $115,000 based upon a conversion price of $0.75 per share.

(3) Includes 1,588,998 shares of common stock underlying options exercisable at $0.38 per share, 300,000 shares underlying options exercisable at $1.01 per share and 977,604 shares underlying options exercisable at $0.25 per share.

(4) Mr. Garnick's address is 1590 Stockton Road, Meadowbrook, Pennsylvania 19046. Includes 1,000,000 shares of common stock underlying warrants exercisable at $0.15 per share.

(5) Mr. Luppino's address is 77 Sheather Road, Mt. Kisko, New York 10549. Includes 2,383,334 shares of common stock underlying warrants exercisable at $0.15 per share.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In April 2005, Richard Hersh, our Chief Executive Officer and Michael J. Darden, our President, were granted options providing each with the right to purchase 10% of the shares of common stock of CXT for an exercise price of $60,000 expiring three years from the date these options were granted.

     In February 2005, we engaged Carmelo Luppino, a principal shareholder of the Company, as a consultant to provide us with various business advisory services for one year. During fiscal year 2005, we issued Mr. Luppino 700,000 shares of common stock valued at $203,000 and warrants to purchase 1,050,000 shares of common stock for $0.15 per share and 221,755 shares for $0.38 per share valued at $273,301.

     In October 2004, we engaged Michael Garnick, a principal shareholder of the Company, as a consultant to provide us with various business advisory services, particularly related to legal matters, for one year. During fiscal year 2005, we issued Mr. Garnick 450,000 shares of common stock valued at $151,500.

     In July and August 2004 we acquired the 30% interest in all of our intellectual property, including certain service marks and patent rights to our ASP software that collectively had been owned by Messrs. Hersh, Darden and Urbanowicz in consideration for an aggregate of 600,000 shares of our common stock pursuant to the terms of Intellectual Property Assignment Agreements. The agreements with Messrs. Hersh, Urbanowicz and Darden were executed on July 19, July 21 and August 26, 2004. We valued the shares issued to Messrs. Hersh, Urbanowicz and Darden at $226,000 using the closing prices of our common stock on those dates as reported on the OTCBB of $0.38, $0.37 and $0.38 per share, respectively. This $226,000 intangible asset is being amortized over its estimated useful life of two years from the effective dates of the Intellectual Property Assignment Agreements. We recorded amortization expense of $103,587 for fiscal year 2005.

     At the time of the transaction, Messrs. Hersh and Darden were two of the three members of our board of directors. In our discussions with Messrs. Hersh, Darden and Urbanowicz leading up to the signing of the agreement, we analyzed our business in an attempt to reach a fair value of the intellectual property rights we wished to acquire. As a result of this analysis, we believe that the value of our business is based primarily on our unique intellectual property, including but not limited our trade marks, service marks and ASP software. Our board of directors determined that the value of our company, based upon our market capitalization as calculated using the average closing price of our common stock for the 30 trading days preceding the agreement to acquire the intellectual property rights, was $15 million. In determining the ultimate purchase price of the intellectual property rights, we established an arbitrary amount of $226,000, which represented approximately 1.5% of our market capitalization. We believe that this amount is fair to our stockholders and reasonable consideration to be paid to Messrs. Hersh, Darden and Urbanowicz for the rights we acquired.

     Before deciding to use a market capitalization valuation method, alternative valuation methods were considered by our board of directors, but upon analysis were deemed to be inappropriate. Our board of directors considered a valuation based on book value, but determined that book value was not meaningful since we have a negative book value. Our board of directors considered a valuation based on discounted cash flow, but deemed this basis to be unreliable since it requires numerous assumptions, including our projected cash flows, which are difficult to make with any degree of confidence at our current stage of development. Finally, our board of directors considered a valuation based on comparable company analysis, but determined it would not be possible since we are unaware of any comparable companies.

     In April 2004, we issued 25,000 shares of our common stock to Mr. Urbanowicz, our Vice President of Information Technology, as compensation for services rendered by him that were valued at $9,500. In January 2004, we issued 25,000 shares of our common stock to Mr. Gass, a former member of our board of directors, as compensation for services rendered by him that were valued at $10,625. In August 2003, we issued 50,000 shares of our common stock to Mr. Douglas Gass, who was then a member of our board of directors, as compensation for services rendered by him which we valued at $31,500. All of the foregoing was issued pursuant to our 2001 Employee Stock Compensation Plan.

     In September 2003, we forgave $20,000 owed to us pursuant to a promissory note made by Richard Hersh, our Chief Executive Officer, in exchange for a $20,000 decrease in the outstanding balance of a $135,000 convertible promissory note issued to Mr. Hersh in March 2003 in exchange for his forgiveness of $147,520 of accrued salary. The remaining $115,000 convertible promissory note has an interest rate of the note is 8% per annum and a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into shares of our common stock at a conversion price equal to the lesser of (a) $1.51 per share, or (b) 50% of the average of the closing bid price of the common stock for the five trading days immediately preceding the date of conversion, but not less than $0.75 per share.

     In September 2003, Michael Garnick, one of our principal stockholders and, since January 2005, a consultant to the company, purchased 25,800 shares of our Series B preferred stock valued at $129,000 in consideration for his forgiving the $125,000 outstanding balance of a convertible promissory note we had issued to him and $4,000 of accrued interest thereon. The note had been issued in June 2003 in the principal amount of $225,000 when we borrowed $100,000 from Mr. Garnick in addition to $125,000 borrowed in March 2003. The note had an interest rate of 5% per annum, a maturity date of December 5, 2003 and a conversion provision enabling the outstanding principal balance of the note and interest accrued thereon to be converted into shares of our common stock at a conversion price of $0.40 per share. We also granted Mr. Garnick a warrant to purchase 75,000 shares of common stock at a price of $0.79 per share which expired on June 5, 2004. Further, the new note had a prepayment provision requiring certain amounts of principal and interest accrued thereon to be repaid upon our receipt of capital in excess of specified amounts during each month of the term of the note. We used these funds for working capital and repaid $100,000 of the principal amount of note in July 2003. In August 2003 the stockholder agreed to cancel the prepayment provision of the note in consideration for 125,000 shares of our common stock valued at $72,500.

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

3.6 Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock, filed March 11, 2003 (5)
3.7 Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock, filed April 9, 2003
        (5)
3.8 Certificate of Amendment to Articles of Incorporation as filed on August 13, 2004 (10)
3.9     Bylaws  (2)
3.10    Amended  Bylaws  dated  March  31,  2003  (5)
4.1 Form of Common Stock Purchase to Newbridge Securities Corporation for Business Advisory Agreement (11)
4.2     $  1,747,000  principal amount 14.25% secured convertible debenture (11)
4.3     $2,000,000  principal  amount  Series B 5% secured convertible debenture
        (6)
4.4     Form  of  unsecured  promissory  note  (13)
4.5     Form  of  common  stock  purchase  warrant  (11)
4.6 Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (11)
4.7 Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (11)
4.8     Form  of  warrant  for  2005  unit  offering  (16)
10.1    Securities  Purchase  Agreement  (6)
10.2    Investor  Registration  Rights  Agreement  (6)
10.3    Standby  Equity  Distribution  Agreement  (6)
10.4    Placement  Agent  Agreement  with  Newbridge Securities Corporation (6)
10.5    2001  Employee  Stock  Compensation  Plan  (3)
10.6 Form of Registration Rights Agreement, dated as of December 21, 2001, by and between Jaguar Investments, Inc. and certain shareholders of Jaguar Investments, Inc. (7)
10.11 Stock Purchase Agreement between Jaguar Investments, Inc. and The D.A.R. Group, Inc., dated March 10, 2003. (1)
10.12   Employment  Agreement  with  Richard  Hersh  (8)
10.13   Employment  Agreement  with  Michael  J.  Darden  (8)
10.14   Employment  Agreement  with  John  Urbanowicz  (8)
10.15   Business Advisory Agreement with Newbridge Securities Corporation (11)
10.16   Vendor  Agreement  with  TruckersB2B,  Inc.  (9)
10.17 Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz
        (11)
10.18   Security Agreements for 14.25% secured convertible debentures(11)
10.19   Registration  Rights  Agreement  for  14.25%  secured convertible
        debentures     (11)
10.20 Asset Purchase Agreement between Power2Ship, Inc., GFC, Inc. and Michael Allora (14)
10.21   Mutual  Agreement  dated  as  of  March  21,  2005  (15)

10.22   Escrow  Agreement  dated  as  of  March  21,  2005  (15)
10.23   Equipment  Lease  Agreement  dated  March  21,  2005  (15)
10.24   Commercial  Lease  dated  March  21,  2005  (15)
10.25 Commodity Express Transportation, Inc. - TPS Logistics, Inc. Agreement dated March 21, 2005 (15)
10.26 Consulting Agreement dated March 21, 2005 with Stokes Logistics Consulting, LLC (15)
10.27   Employment  Agreement  dated  March  21,  2005  with  W.A. Stokes (15)
10.28   Fee  Assumption Agreement (15)10.29     Agreement with Welley Shipping
        (China)  Company,  Limited  (17)
10.30   Termination  Agreement  with  Cornell  Capital  Partners,  L.P.  (18)
14.1    Code  of  Ethics  (19)
22      Subsidiaries  of  Registrant  (11)
23.1    Consent  of  Sherb  &  Co,  LLP
31.1    Section  302  Certificate  of  Chief  Executive  Officer
31.2    Section  302  Certificate  of  principal  financial  officer
32.1 Section 906 Certificate of Chief Executive Officer and principal financial officer
----------------------------------

(1) Incorporated by reference to the registrant's Report on Form 8-K as filed on March 26, 2003.
(2) Incorporated by reference to the registrant's registration statement on Form 10-SB, SEC file number 000-25753, as amended.
(3) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on February 2, 2001.
(4) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on April 22, 2003
(5) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6) Incorporated by reference to the registrant's Report on Form 8-K as filed on July 8, 2004.
(7) Incorporated by reference to the registrant's Report on Form 8-K as filed on January 3, 2002.
(8) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2003.
(9) Incorporated by reference to the registrant's Report on Form 8-K as filed on May 11, 2004.
(10) Incorporated by reference to the registrant's definitive Schedule 14C Information Statement as filed on July 27, 2004.
(11) Incorporated by reference to the registrant's Registration Statement on Form SB-2, file number 333-118792, as filed on September 3, 2004.
(12) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 as filed on September 28, 2004.
(13) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended December 31, 2004.

(14) Incorporated by reference to the registrant's Report on Form 8-K/A as filed on February 25, 2005.
(15) Incorporated by reference to the registrant's Report on Form 8-K as filed on March 25, 2005.
(16) Incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(17) Incorporated by reference to the registrant's Report on Form 8-K as filed on June 3, 2005.
(18) Incorporated by reference to the registrant's Report on Form 8-K as filed on July 28, 2005.
(19) Incorporated by reference to the registrant's registration statement on Form SB-2, as amended, SEC file number 333-118792.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The financial statements for our fiscal years 2005 and 2004 have been audited by Sherb & Co. LLP. The following table shows the fees that we paid or accrued for the audit and tax services provided by Sherb & Co. LLP for fiscal years 2005 and 2004.


                    Fiscal 2005   Fiscal 2004
                    ------------  -----------
Audit Fees          $    47,500   $    36,417
Audit-Related Fees            0             0
Tax Fees                  6,000        11,250
All Other Fees            6,000             0
                    ------------  -----------
Total               $    59,500   $    47,667




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

     The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2005 were pre-approved by the entire board of directors.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    October  13,  2005
                                       POWER2SHIP, INC.

                                       By:     /s/ Richard Hersh
                                               -----------------
                                       Name:   Richard Hersh
                                       Title:  Chief Executive Officer
                                               and principal financial officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Hersh      Chief Executive Officer, Chairman
-----------------      principal executive officer, principal
Richard Hersh          financial officer                        October 13, 2005


/s/Michael J. Darden   President, director                      October 13, 2005
-------------------
Michael J. Darden

                        POWER2SHIP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS




                                                                         Page

     Report of Independent Registered Public Accounting Firm              F-2

     Consolidated Balance Sheet, June 30, 2005                            F-3

     Consolidated Statements of Operations, Years Ended
       June 30, 2005 and 2004                                             F-4

     Consolidated Statement of Changes in Stockholders' Deficit for
       the Period from June 30, 2003 through June 30, 2005                F-5

     Consolidated Statements of Cash Flows, Years Ended
       June 30, 2005 and 2004                                             F-7

     Notes to Consolidated Financial Statements                           F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Power2Ship, Inc.

We have audited the accompanying consolidated balance sheet of Power2Ship, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Power2Ship, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had net losses and cash used in operations of $6,645,320 and $3,200,848 respectively, for the year ended June 30, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/Sherb & Co., LLP
                                         Sherb & Co., LLP
                                         Certified Public Accountants

Boca Raton, Florida
October 10, 2005


                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005


ASSETS
Current assets:
   Cash and cash equivalents                                      $    837,753
   Accounts receivable, net of allowance of $30,858                  1,121,427
   Short term note receivable                                           50,000
   Prepaid insurance                                                    99,595
                                                                  -------------
        Total current assets                                         2,108,775

Property and equipment                                                 530,508
   Less: accumulated depreciation                                     (136,579)
                                                                  -------------
        Net furniture and equipment                                    393,929

Software development costs, net of accumulated amortization
   of $99,246                                                          725,156
Deferred financing costs                                               486,527
Intangible asset, net of accumulated amortization of $113,325          524,649
Restricted cash for interest on debentures                              37,577
Other assets                                                           333,729
                                                                  -------------

Total assets                                                      $  4,610,342
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                     $    230,000
   Line of credit                                                      116,660
   Accounts payable                                                  1,098,483
   Accrued expenses                                                    553,881
   Accrued salaries                                                    148,228
                                                                  -------------
       Total current liabilities                                     2,147,252

Long term debt:
   Long term notes payable                                              91,667
   Convertible notes payable less discount of $282,358               3,589,642
   Convertible note payable to related party                           115,000
                                                                  -------------
       Total liabilities                                             5,943,561

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 168,200  shares issued and outstanding          1,682
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 832 shares issued and outstanding                   8
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding             870
   Common stock, $.001 par value, 250,000,000 shares
      authorized; 66,134,026 issued and outstanding                     66,134
   Deferred compensation                                              (143,595)
   Additional paid-in capital                                       17,797,775
   Accumulated deficit                                             (19,056,093)
                                                                  -------------

       Total stockholders' deficit                                  (1,333,219)
                                                                  -------------

Total liabilities and stockholders' deficit                       $  4,610,342
                                                                  =============



                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years ended June 30,
                                                   --------------------------
                                                       2005          2004
                                                   ------------  ------------
Revenue:
   Freight transportation                          $ 9,247,453   $ 1,778,027
   Access services                                         180       290,013
   Implementation services                                   -        23,925
                                                   ------------  ------------

       Total revenue                                 9,247,633     2,091,965

Operating expenses:
   Freight transportation                            8,272,985     1,581,119
   Selling, general and administrative:
        Salaries, benefits and consulting fees       4,466,360     2,788,192
        Other selling, general and administrative    1,813,565     1,153,158
                                                   ------------  ------------

       Total operating expenses                     14,552,910     5,522,469
                                                   ------------  ------------

       Loss from operations                         (5,305,277)   (3,430,504)
                                                   ------------  ------------

Other income (expense):
   Forgiveness of debt                                  18,111             -
   Interest expense, net                            (1,275,809)     (462,225)
   Other income                                          1,755             -
                                                   ------------  ------------

       Total other expense                          (1,255,943)     (462,225)
                                                   ------------  ------------

Net loss                                            (6,561,220)   (3,892,729)
Less: Preferred stock dividend                         (84,100)   (1,347,044)
                                                   ------------  ------------

Loss available to common shareholders              $(6,645,320)  $(5,239,773)
                                                   ============  ============


Loss per share-basic and diluted                   $     (0.14)  $     (0.16)
                                                   ============  ============

Weighted average shares outstanding
      - basic and diluted                           46,698,677    32,947,559
                                                   ============  ============



                                               POWER2SHIP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE PERIOD JUNE 30, 2003 THROUGH JUNE 30, 2005


                                               Series B Stock      Series C Stock      Series X Stock     Series Y Stock
                                             ------------------  ------------------  ------------------   --------------
                                              Shares    Amount    Shares    Amount    Shares     Amount   Shares  Amount
                                             --------  --------  --------  --------  ---------  --------  ------  -------
Balance, June 30, 2003                         9,000   $    90         -   $     -    100,000   $ 1,000   87,000  $   870

Conversion of Series X preferred stock
  to common stock                                                                    (100,000)   (1,000)
Common stock issued for anti-dilution
Sale of Series B preferred stock             163,200     1,632
Sale of Series C preferred stock
  net of costs of $30,000                                          10,832       108
Sale of common stock (Reg S) net
  of costs of $428,847
Conversion of notes and accrued
  interest to Series B stock                  25,800       258
Common stock issued for Series B
  preferred dividend
Common stock returned for rent deposit
Common stock issued for services
Common stock issued for interest
Common stock issued for financing
Common stock issued for services -
  financial consultant
Warrants issued for services -
  financial consultant
Options and warrants issued for discount
  on notes
Options and warrants issued for services
Options and warrants issued for financing
Net loss                                           -         -         -         -          -         -        -        -
                                             --------  --------  --------  --------  ---------  --------  ------  -------

Balance, June 30, 2004                       198,000     1,980    10,832       108          -         -   87,000      870
                                             --------  --------  --------  --------  ---------  --------  ------  -------

Common stock cancelled for services -
  financial consultant
Warrants cancelled for services -
  financial consultant
Conversion of Series B preferred stock
  to common stock                            (29,800)     (298)
Conversion of Series C preferred stock
  to common stock                                                (10,000)     (100)
Sale of units of common stock and warrants
Conversion of notes and accrued interest to
  common stock
Common stock issued for Series B
  preferred dividend
Common stock issued for services
Common stock issued for intellectual property
Common stock issued for services -
  financial consultants
Warrants issued for acquisition GFC/P2SI
Options and warrants issued for services
Beneficial conversion for convertible
  notes payable
Amortization of deferred compensation
Net loss                                           -         -         -         -          -         -        -        -
                                             --------  --------  --------  --------  ---------  --------  ------  -------

Balance, June 30, 2005                       168,200   $ 1,682       832   $     8          -   $     -   87,000  $   870
                                             ========  ========  ========  ========  =========  ========  ======  =======



                                               POWER2SHIP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE PERIOD JUNE 30, 2003 THROUGH JUNE 30, 2005
(CONTINUED FROM PRIOR PAGE)

                                                 Common Stock                         Additional
                                             ----------------------     Deferred       Paid-in     Accumulated
                                               Shares      Amount     Compensation     Capital        Deficit        Total
                                             -----------  ---------  --------------  ------------  -------------  ------------
Balance, June 30, 2003                       27,345,184   $ 27,345   $           -   $ 8,359,653   $ (8,430,312)  $   (41,354)

Conversion of Series X preferred stock
  to common stock                             5,700,000      5,700                        (4,700)                           -
Common stock issued for anti-dilution           948,275        948                          (948)                           -
Sale of Series B preferred stock                                                         814,368                      816,000
Sale of Series C preferred stock
  net of costs of $30,000                                                                294,852                      294,960
Sale of common stock (Reg S) net
  of costs of $428,847                        1,128,400      1,128                       284,770                      285,898
Conversion of notes and accrued
  interest to Series B stock                                                             128,742                      129,000
Common stock issued for Series B
  preferred dividend                            233,336        233                        87,499        (87,732)            -
Common stock returned for rent deposit          (50,000)       (50)                      (39,450)                     (39,500)
Common stock issued for services              1,085,208      1,085                       299,557                      300,642
Common stock issued for interest                441,483        441                       208,729                      209,170
Common stock issued for financing               816,260        816                       309,363                      310,179
Common stock issued for services -
  financial consultant                          600,000        600        (150,000)      299,400                      150,000
Warrants issued for services -
  financial consultant                                                     (58,410)      116,820                       58,410
Options and warrants issued for discount
  on notes                                                                               108,160                      108,160
Options and warrants issued for services                                                 569,489                      569,489
Options and warrants issued for financing                                                133,462                      133,462
Net loss                                              -          -               -             -     (3,892,729)   (3,892,729)
                                             -----------  ---------  --------------  ------------  -------------  ------------

Balance, June 30, 2004                       38,248,146     38,248        (208,410)   11,969,765    (12,410,773)     (608,212)
                                             -----------  ---------  --------------  ------------  -------------  ------------

Common stock cancelled for services -
  financial consultant                         (300,000)      (300)        150,000      (149,700)                           -
Warrants cancelled for services -
  financial consultant                                                      58,410       (58,410)                           -
Conversion of Series B preferred stock
  to common stock                               596,000        596                          (298)                           -
Conversion of Series C preferred stock
  to common stock                             1,000,000      1,000                          (900)                           -
Sale of units of common stock and warrants   16,629,000     16,629                     2,477,721                    2,494,350
Conversion of notes and accrued interest to
  common stock                                2,590,823      2,591                       409,909                      412,500
Common stock issued for Series B
  preferred dividend                            339,661        340                        83,760        (84,100)            -
Common stock issued for services              5,380,396      5,380                     1,515,129                    1,520,509
Common stock issued for intellectual property   600,000        600                       225,400                      226,000
Common stock issued for services -
  financial consultants                       1,050,000      1,050        (338,000)      336,950                            -
Warrants issued for acquisition GFC/P2SI                                                  34,600                       34,600
Options and warrants issued for services                                                 759,738                      759,738
Beneficial conversion for convertible
  notes payable                                                                          194,111                      194,111
Amortization of deferred compensation                                      194,405                                    194,405
Net loss                                              -          -               -             -     (6,561,220)   (6,561,220)
                                             -----------  ---------  --------------  ------------  -------------  ------------

Balance, June 30, 2005                       66,134,026   $ 66,134   $    (143,595)  $17,797,775   $(19,056,093)  $(1,333,219)
                                             ===========  =========  ==============  ============  =============  ============

                                   POWER2SHIP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended June 30,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             ------------  ------------
Cash flows from operating activities:
   Net loss                                                                  $(6,561,220)  $(3,892,729)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                              63,779        37,656
        Amortization of software development costs                                54,092        40,621
        Amortization of intangible asset                                         113,325             -
        Amortization of deferred compensation                                    194,405             -
        Amortization of deferred financing costs                                 420,387        39,642
        Amortization of discount on notes payable                                112,633        70,635
        Increase (decrease) in allowance for doubtful accounts                    27,895        (4,403)
        Gain on forgiveness of debt                                              (18,110)            -
        Issuance of stock options and warrants
          for services and conversion                                            759,738       627,899
        Issuance of stock for services, interest and litigation settlement     1,421,509       659,812
        Changes in operating assets and liabilities:
            (Increase) decrease in receivables                                  (830,233)       59,447
            Decrease (increase) in prepaid insurance                              64,486       (29,220)
            Increase in other assets                                            (208,040)     (117,313)
            Increase in accounts payable and accrued expenses                  1,184,506       249,936
                                                                             ------------  ------------

               Net cash used in operating activities                          (3,200,848)   (2,258,017)
                                                                             ------------  ------------

Cash flows from investing activities:
   Purchases of property and equipment                                           (16,409)      (79,773)
   Cash used in acquisitions                                                    (269,208)            -
   Capitalized costs of software development                                    (361,784)     (340,172)
                                                                             ------------  ------------

               Net cash used in investing activities                            (647,401)     (419,945)
                                                                             ------------  ------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $100,000
       and $487,084, respectively                                                900,000     2,109,916
   Procceds from promissory notes                                                642,500       340,000
   Repayments of promissory notes                                               (208,333)     (380,000)
   Repayments of promissory notes - related party                                      -       (20,000)
   Issuance of note receivable                                                   (50,000)            -
   Procceds from line of credit net of costs of $40,305                           76,355             -
   Proceeds from sale of preferred stock net of costs of $30,000                       -     1,110,960
   Proceeds from sale of common stock and warrants net of costs of $0
      and $428,847  respectively                                               2,493,350       285,898
                                                                             ------------  ------------

               Net cash provided by financing activities                       3,853,872     3,446,774
                                                                             ------------  ------------

               Net increase in cash and cash equivalents                           5,623       768,812

Cash and cash equivalents, beginning of year                                     832,130        63,318
                                                                             ------------  ------------

Cash and cash equivalents, end of year                                       $   837,753   $   832,130
                                                                             ============  ============

                                   POWER2SHIP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED FROM PRIOR PAGE)

                                                                                Years ended June 30,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             ------------  ------------
Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                                  $   239,574   $    14,790
                                                                             ============  ============

   Cash paid for income taxes during the period                              $         -   $         -
                                                                             ============  ============

Non-cash transactions affecting investing and financing activities:

       Common stock issued for Series B preferred dividend                   $    84,100   $    87,732
                                                                             ============  ============

       Common stock and warrants for services to be rendered in future       $   338,000   $   208,410
                                                                             ============  ============

       Common stock and warrants cancelled                                   $  (208,410)  $         -
                                                                             ============  ============

       Common stock issued for intellectual property                         $   226,000   $         -
                                                                             ============  ============

       Conversion of notes and accrued interest to common stock              $   412,500   $         -
                                                                             ============  ============

       Warrants issued for acquisition                                       $    34,600   $         -
                                                                             ============  ============

       Conversion of Series B preferred stock to common stock                $       596   $         -
                                                                             ============  ============

       Conversion of Series C to common stock                                $     1,000   $         -
                                                                             ============  ============

       Beneficial conversion for convertible notes payable                   $   194,111
                                                                             ============  ============

       Conversion of bridge loan to convertible promissory notes             $         -   $   150,000
                                                                             ============  ============

       Warrants issued for deferred financing costs                          $         -   $   133,462
                                                                             ============  ============

       Common stock issued for deferred financing costs                      $         -   $   310,179
                                                                             ============  ============

       Warrants issued for discount on notes payable                         $         -   $   108,160
                                                                             ============  ============

       Common stock cancelled for rent deposit                               $         -   $   (39,500)
                                                                             ============  ============

       Conversion of notes and accrued interest to preferred stock           $         -   $   129,000
                                                                             ============  ============

       Common stock issued for anti-dilution                                 $         -   $       948
                                                                             ============  ============

       Acquisition details GFC:
  Fair value of assets acquired                                              $   234,600   $         -
                                                                             ============  ============
  Liabilities assumed                                                        $  (200,000)  $         -
                                                                             ============  ============
  Warrants issued for acquisitions                                           $   (34,600)  $         -
                                                                             ============  ============

       Acquisition details CXT:
  Fair value of assets acquired                                              $   169,208   $         -
                                                                             ============  ============
  Liabilities assumed                                                        $   (69,208)  $         -
                                                                             ============  ============
  Common stock issued for acquisitions                                       $  (100,000)  $         -
                                                                             ============  ============

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

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. ("CXT"), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT provides its transportation services by contracting with independent truck owner-operators and drivers that use trucks provided by CXT. Also, CXT rents a 137,000 square foot distribution facility in South Carolina used by its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. See Note 13 - "Acquisitions" for further details related to this transaction.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It is a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. It has operations in Port Newark, New Jersey, Charleston, South Carolina and Charlotte, North Carolina. See Note 13 - "Acquisitions" for further details related to this transaction.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

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

PROPERTY AND EQUIPMENT
----------------------
Furniture and equipment is stated at cost. Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

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

          Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

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

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:

                                                                                     Year Ended       Year Ended
                                                                                    June 30, 2005   June 30, 2004
                                                                                  ---------------  --------------
Loss available to common shareholders, as reported                                  $(6,645,320)    $(5,289,773)
                                                                                  ---------------  --------------
Add: Stock-based employee compensation expense
     included in reported net loss, net of related tax effects                               --          82,500

Deduct: Total stock-based compensation expense determined under
        fair value based method for all awards, net of related tax effects              (988,876)      (326,052)
                                                                                  ---------------  --------------
Pro forma loss available to common shareholders                                     $ (7,634,196)   $(5,533,325)
                                                                                  ===============  ==============
Loss per share:
  Basic and diluted - as reported                                                   $      (0.14)   $     (0.16)
                                                                                  ===============  ==============
  Basic and diluted - pro forma                                                     $      (0.16)   $     (0.18)
                                                                                  ===============  ==============

LOSS PER COMMON SHARE
---------------------
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had outstanding options, warrants and shares issuable upon conversion of outstanding convertible debt and preferred stock totaling approximately 67,893,863 and 38,845,349 as of June 30, 2005 and 2004, respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

RESEARCH AND DEVELOPMENT
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the years ended June 30, 2005 and 2004.

COMPUTER SOFTWARE AND WEBSITE DEVELOPMENT COSTS
-----------------------------------------------
The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, and Emerging Issues Task Force ("EITF") Consensus #00-2, Accounting for Web Site Development Costs. The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to, payroll and payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site. SOP 98-1 and EITF #00-2 define three stages of development:

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

At June 30, 2005 and 2004, the net book value of capitalized software was $725,156 and $462,618, respectively. Amortization expense for the years ended June 30, 2005 and 2004 was $54,093 and $40,621, respectively.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At June 30, 2005, the Company's cash balances exceeded the insured limits by approximately $500,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at June 30, 2005. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

ADVERTISING
-----------
Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2005 and 2004 totaled approximately $193,150 and $36,000, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended June 30, 2005 and 2004, the Company incurred losses from operations of $5,305,277 and $3,430,504, respectively and, for the same periods, had negative cash flows from operations of $3,200,848 and $2,258,017, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

During fiscal year 2005, the Company's two largest customers represented approximately 40% and 14% of our total revenue. No other customer accounted for more than 10% of total revenue. For fiscal year 2004, the Company's two largest customers represented approximately 64% and 15% of total revenue. As of June 30, 2005, one customer represented 28% of total account receivable and another customer accounted for 17% of accounts receivable.

NOTE 5 - INTANGIBLE ASSETS

In March 2005, the Company allocated $77,374 of the purchase price for Commodity Express Transportation, Inc. and $334,600 of the purchase price for GFC, Inc. to intangible assets attributable to the customer lists of these businesses which are being amortized over their estimated useful lives of 5 years. The Company recorded amortization expense for the year ended June 30, 2005 of $9,739

At June 30, 2005, future amortization was as follows:

               2006          $    82,395
               2007               82,395
               2008               82,395
               2009               82,395
               2010               59,530
                               ---------
                             $   389,110

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense for the year ended June 30, 2005 of $103,587.

NOTE 6 - RELATED PARTY TRANSACTIONS

In April 2005, Richard Hersh, our Chief Executive Officer and Michael J. Darden, our President, were granted options providing each of them with the right to purchase ten percent of the shares of common stock of Commodity Express Transportation, Inc., our wholly owned subsidiary, for an exercise price of $60,000 expiring three years from the date these options were granted.

In January 2005, Richard Hersh loaned the Company $25,000 which was repaid in February 2005.

In November, 2004, an employee received $6,000 from the Company in the form of a short-term demand note. As of June 30, 2005 the balance of the note was $250.

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock issued in January 2005. See Note 5 - "Intangible Assets" for a further description of these transactions.

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

NOTE 7 - PROPERTY AND EQUIPMENT

At June 30, 2005, property and equipment consisted of the following:

                                                                  Estimated Useful
                                                                  Lives (in years)
                                                                  ----------------
Computer hardware and software      $        167,221                      5
Vehicles                                      25,000                      5
Machinery and equipment                      274,058                      3 to 5
Furniture and fixtures                        61,201                      7
Leasehold improvements                         3,028                      4
                                    -----------------

   Less:  Accumulated depreciation          (136,579)
                                    -----------------

                                    $        393,929
                                    =================


Depreciation expense was $63,779 and $37,656 for the years ended June 30, 2005 and 2004, respectively.


NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. The Company has recorded $100,000 of this obligation as current, and $100,000 as long term, notes payable.

In the year ended June 30, 2005, the Company issued $492,500 of unsecured, short-term, promissory notes to seven private investors consisting of $352,500 of 10% notes to four private lenders and $140,000 of 5% notes to three other private lenders. As of June 30, 2005, all but two lenders, one holding $100,000 of the 10% note and one holding $30,000 of the 5% note had forgiven the repayment of their notes in exchange for an aggregate of 2,350,000 shares of common stock and warrants to purchase 2,350,000 shares of common stock being offered by the Company under Rule 506 of Regulation D of the Securities Act of 1933. The two private lenders with the remaining $130,000 of notes waived their right to repayment of principal and accrued interest and consented to the extension of the maturity dates of their notes. Since June 30, 2005, one of the lenders has forgiven the repayment of his $30,000 note in exchange for 200,000 shares of common stock and warrants to purchase 200,000 shares of common stock being offered by the Company under Rule 506 of Regulation D of the Securities Act of 1933. The Company recorded interest expense of $14,569 related to these notes for the year ended June 30, 2005.

In June, 2004, the Company issued a $1,000,000 Series B 5% convertible debenture to one accredited investor. The Company paid commissions and expenses of $135,500 that were accounted for as deferred financing costs that are being amortized as interest expense over the two-year term of the debenture. In addition, the Company issued an aggregate of 816,260 shares of its common stock valued at $348,179 to the investor and placement agent that were accounted for as deferred financing costs that are being amortized over the two-year term of the debenture. Any portion of the outstanding balance of the debenture may be converted by the holder at any time into common stock at a conversion price per share equal to the lesser of $0.456 or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debenture at any time by providing three days notice and paying a premium of up to 20% of the amount being redeemed in a combination of cash and common stock. The Company has provided the debenture holder with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. For the years ended June 30, 2005 and 2004, the Company recorded interest expense of $117,750 and $0, respectively, which is being accrued until the debenture is repaid, converted or redeemed.

In September 2004, the Company issued another $1,000,000 Series B 5% secured convertible debenture to one accredited investor. The Company paid commissions and expenses of $100,000 that were accounted for as deferred financing costs and are being amortized as interest expense over the two-year term of the debentures. The conversion and redemption provisions and security interest for these debentures are the same as for the Series B debenture issued in June 2004. For the years ended June 30, 2005 and 2004, the Company recorded interest expense of $80,558 and $0, respectively, which is being accrued until the debenture is repaid, converted or redeemed.

In March and April, 2004, the Company issued $1,747,000 of its Series A 14.25% convertible debentures to 35 accredited investors and paid commissions and expenses of $227,110 accounted for as deferred financing costs that are being amortized as interest expense over the terms of the debentures. In addition, the Company issued 873,500 warrants valued at $108,160 and 131,025 common shares valued at $55,031 to the lenders accounted for as interest expense. The debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The debentures may be converted by the holders at any time into common stock at a conversion price per share defined as the lesser of $0.80 or ninety percent of the market price of the common stock which was calculated to be $0.2673. This discounted conversion price resulted in the recognition of a beneficial conversion provision of $194,111 recorded as a discount on notes payable that is being amortized as interest expense over the remaining term of the debentures. As of June 30, 2005, one holder had converted $50,000 of their debentures resulting in additional amortization expense of $1,719 during the year ended June 30, 2005. The Company may redeem the debentures with fifteen days notice at any time, by paying a premium of up to 15% of their original purchase price in a combination of cash and common stock. For the years ended June 30, 2005 and 2004, the accrued interest on the debentures was $35,269 and $66,867, respectively, and the amortization of deferred financing costs was $130,368 and $39,642, respectively. The Company has provided the debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is required to set aside the equivalent of six months interest on the debentures in a separate account in the event of a default. At June 30, 2005, the Company had restricted cash of $37,576 in a money market account established for this purpose.

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

On July 15, 2003, the Company issued a promissory note in the amount of $170,000 for licenses to use certain logistics software. The note replaced a prior note for the licenses which was the subject of a lawsuit and other disputed claims by various parties. The lawsuit was initiated by the software vendor to enforce payment of the prior promissory note in the amount of $143,000 which had expired in May 2002. This prior note had been issued to the software vendor in September 2001 to reflect the balance owed on software licenses purchased in March 2000. The Company did not make the required payments on the prior note and asserted counterclaims against the software vendor in the lawsuit for breach of contract, fraudulent inducement and declaratory relief. The new note was the result of a settlement agreement for all claims by all parties. The note bears no interest and required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month beginning on August 1, 2003 for a total of $140,000. The new note payable was recorded at the face value of $170,000 and the old note of $140,000 and accrued interest of $15,111 was written off. Prepaid interest in the amount of $11,889 was recorded. As of June 30, 2005, all the aforementioned payments were made when due and the $30,000 remaining balance of the note was waived resulting in a write-off of $30,000 against prepaid interest and a gain of $18,111.

In March 2003, the Company issued a $125,000 convertible promissory note to a private investor that also was a non-affiliated Company shareholder. In June 2003, the Company and the shareholder cancelled the old note and issued a new promissory note for $225,000 as the Company received an additional $100,000. The new note had an interest rate of 5% per annum, had a maturity date of December 5, 2003 and had a conversion price of $.40 per share. Subsequent to its issuance, the conversion provision in the new note was amended to change the conversion price to $.79 per share which equaled the closing market price of our common stock on the issue date of the note. We also granted the note holder, in connection with the loan, warrants to purchase 75,000 shares of common stock at a price of $0.79 per share which expired on June 5, 2004. These warrants were valued at $16,650 and recorded asinterest expense. In July 2003, the Company made a $100,000 principal payment on the $225,000 note and, in September 2003, repaid the $125,000 outstanding balance of the note, plus accrued interest of $4,000, with 25,800 shares of its Series B preferred stock convertible at $0.25 per share. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. In this case, since the beneficial conversion feature is valued at more than the conversion price, the total value of the shares or $129,000 was recorded as preferred dividends during the year ended June 30, 2004. In October 2004, the holder converted all of their Series B preferred stock into 516,000 shares of common stock.

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

On March 6, 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. This discounted conversion price required the recognition of a beneficial conversion provision of $175,000 recorded as a discount on notes payable which is being amortized as interest expense over the term of the note. As of June 30, 2005, the Company had accrued interest in the amount of $32,411 and had amortized $122,020 of the discount as interest expense.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
----------------
The Company leases tractor and trailers under operating leases with terms ranging from two to six years. At June 30, 2005, minimum future lease commitments were as follows:

               2006            $  739,878
               2007               715,980
               2008               530,852
               2009               507,840
               2010 and beyond    651,265
                                  -------
                               $3,145,815

The Company leases office space under an operating lease commencing May 15, 2003. The lease terminates on May 31, 2007.

At June 30, 2005, minimum future rental commitments were as follows:

               2006              $125,213
               2007                52,813
                               ----------
                                 $178,026
                               ==========

Also required was an additional security deposit of $9,312 by June 1, 2004. This amount was secured by 50,000 shares of the Company's common stock valued at $39,500 which were deposited with the landlord in June, 2003 and returned in May 2004 when the payment of the additional deposit was made.

For the years ended June 30, 2005 and 2004, rent expense was $198,528 and $121,586, respectively.

In addition, the Company leases a phone system and a copier with minimum future rental commitments through March 31, 2007 as follows:

               2006               $10,780
               2007                 2,852
                                ---------
                                  $13,632
                                =========

Total amounts expensed for the years ended June 30, 2005 and 2004, were $11,162 and $9,576, respectively.

LICENSE AGREEMENT
-----------------
The Company has an agreement with a vendor of global positioning system, or GPS, devices which requires the Company to pay the vendor a monthly royalty fee on each device once it is activated. For the years ended June 30, 2005 and 2004, the Company paid $10,004 and $5,325 in connection with this agreement.

CONTINGENCIES
-------------
On April 19, 2005, the Company received a complaint filed on April 14, 2005 in the circuit court of the 15th Judicial Circuit for Palm Beach County, Florida
(Palm Beach Media Associates, Inc. v. Power2Ship, Inc., Case No. 502005 CA 003494). The complaint alleges that the Company had breached an agreement entered into between the Company and the plaintiff on June 4, 2004, a Florida corporation that provides advertising and marketing services, by virtue of having not paid certain fees claimed by the plaintiff. The Company filed its answer and affirmative defenses to this complaint on May 16, 2005. The Company attended a mediation requested by the plaintiff on August 11, 2005 which was unsuccessful. We cannot predict the outcome of this matter at this time nor are we able to quantify the impact of an adverse ruling on the Company.

The Company regularly assesses the potential impact of pending litigation on its financial statements. As of June 30, 2005, the Company's pending litigation is expected to have a negligible, if any, impact on its financial statements.

NOTE 10 - EMPLOYMENT AGREEMENTS

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

At June 30, 2005, the aggregate commitments pursuant to the employment agreements with our executive officers are as follows:

               2006             $  600,987
               2007                513,111
               2008                155,520
                                 ---------
                                $1,269,618
                                ==========

NOTE 11 - INCOME TAXES

The Company had available at June 30, 2005, operating loss carryforwards for federal and state taxes of approximately $14,800,000, which could be applied against taxable income in subsequent years through 2025. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                      2005                    2004
                                      ----                    ----
Income tax benefit computed at
   Federal statutory tax rate     $2,231,000     34.0%     $1,488,000      34.0%
State tax, net of
   Federal benefits                  230,000      3.5%        145,000       3.5%
Non-deductible non-cash
   expenses                         (374,000)   (16.8)%      (457,000)    (10.5)%
Reinstatement/change in deferred
   tax asset valuation allowance  (2,087,000)   (20.7)%    (1,176,000)    (27.0)%
                                  ------------  -------    -----------   --------

Provision for income taxes        $       --        --%    $       --         --%
                                  ============  =======    ===========   ========

Temporary differences that give rise to significant deferred tax assets are as follows:

                                     2005          2004
                                 ------------  ------------
Net operating loss carryforward  $ 5,353,000   $ 3,266,000

Valuation allowance               (5,353,000)   (3,226,000)
                                 ------------  ------------

Net deferred tax asset           $         -   $         -
                                 ============  ============

NOTE 12 - STOCKHOLDERS' DEFICIT

SERIES B CONVERTIBLE PREFERRED STOCK
------------------------------------
During the year ended June 30, 2005, 29,800 shares of Series B preferred stock were converted to 596,000 shares of common stock. On June 30, 2005, the Company issued 339,661 shares of common stock as a 10% dividend to the holders of the preferred stock as of that date which were recorded at their fair market value of $84,100.

     During the year ended June 30, 2004, the Company issued 189,000 share of its Series B convertible preferred stock including 163,200 shares that were sold for $816,000 and 25,800 shares that were issued as repayment of a promissory note and accrued interest thereon (see Note 8). The shares are convertible into the Company's common stock at a price of $0.25 per share and are entitled to receive annual dividends of 10% and have preferred registration rights. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.25 from the market price of the common stock on the date the preferred shares were issued. The value of this beneficial conversion feature was $812,840 that was recognized as preferred dividends during the year ended June 30, 2004. On June 30, 2004, the Company issued 233,336 shares of common stock as a 10% dividend to the holders of the preferred stock as of that date which were recorded at their fair market values of $87,732. This offering, effected under Rule 506 of Regulation D of the Securities Act of 1933, was completed in the quarter ended December 31, 2003.

SERIES C CONVERTIBLE PREFERRED STOCK
------------------------------------
During the year ended June 30, 2005, 10,000 shares of Series C preferred stock were converted to 1,000,000 shares of common stock.

During the year ended June 30, 2004, the Company sold 10,832 shares of its Series C convertible preferred stock for $324,960 less commissions of $30,000. These shares are convertible into 1,083,200 shares of the Company's common stock at $0.30 per share. This conversion provision represented a beneficial conversion feature of $317,472 that was recognized as preferred dividends for the year ended June 30, 2004. In addition, the holders of the Series C preferred stock received warrants to purchase 541,600 shares of common stock exercisable at $1.00 per share for a period of three years and preferred registration rights. No expense was recognized for these warrants as both the charge and the credit were to additional paid in capital. This transaction, effected under Rule 506 of Regulation D of the Securities Act of 1933, was completed in the quarter ended March 31, 2004.

SERIES X CONVERTIBLE PREFERRED STOCK
------------------------------------
During the year ended June 30, 2004, 100,000 shares of Series X convertible preferred stock were converted into 5,700,000 shares of the Company's common stock and the shares of Series X convertible preferred stock were cancelled. The Series X convertible preferred stock had been issued on a pro rata basis to all of the preferred and common shareholders of Freight Rate, Inc. upon its reverse merger with the Company in March 2003. The preferred stock had a stated value and par value of $.01, paid no dividends, had no voting rights and no liquidity preference, and was convertible into shares of the Company's common stock based upon certain rights set forth in the merger agreement between Freight Rate, Inc. and the Company dated March 10, 2003.


SERIES Y CONVERTIBLE PREFERRED STOCK
------------------------------------
In connection with the reverse merger of Freight Rate, Inc. with the Company in March 2003, the Company issued 87,000 shares of Series Y preferred stock to the Chief Executive Officer of Freight Rate, Inc., who became the Company's Chief Executive Officer upon the merger. The preferred stock has a stated value and par value of $.01, pays no dividends and has no liquidity preference. Each share of Series Y convertible preferred stock has 200 votes per share and has the right to vote with the common shareholders in all matters. As of June 30, 2005, these voting rights provided the holder with voting control of approximately 23.4% of the Company's shares. The shares are convertible into 230,405 shares of the Company's common stock at the holder's option.

COMMON STOCK
------------
During the year ended June 30, 2005, the Company:

     Sold approximately 83.1 units, consisting of 16,629,000 shares of common stock and warrants to purchase 16,629,000 shares of common stock for $0.15 per share, to 65 investors for $2,494,350, less commissions of $106,250 to one placement agent related to these sales;

     Sold approximately 12.1 units, consisting of 2,416,668 shares of common stock and warrants to purchase 2,416,668 shares of common stock for $0.15 per share, to seven investors in consideration for their forgiving $362,500 of promissory notes from the Company;

     Issued 5,380,396 shares of common stock to 15 individuals and entities pursuant to various consulting and other types of agreements that were recorded during the year as consulting expense of $1,520,509, the fair market value of the shares at the date of issuance;

     Issued 1,050,000 shares pursuant to consulting agreements with three consultants valued at $338,000 that were recorded as deferred compensation and are being expensed over the respective terms of the consulting agreements;

     Issued 174,155 shares of common stock upon the conversion of $50,000 of the Company's 14.25% secured convertible debentures by one lender and recorded interest expense of $1,714 to account for the unamortized portion of deferred financing costs associated with the converted debentures;

     Issued an aggregate of 600,000 shares of common stock valued at $226,000, the fair market value of the shares at the date of issuance to three of the Company's executives in consideration for their assigning to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past;

     Issued 596,000 shares of common stock to four shareholders upon the conversion of 29,600 shares of their Series B preferred stock;

     Issued 1,000,000 shares of common stock to one shareholder upon the conversion of 10,000 shares of their Series C preferred stock;

     Issued 339,661 shares of common stock valued at $84,100 as preferred dividends to the holders of the Company's Series B preferred stock and

     Cancelled 300,000 shares of common stock valued at $150,000 upon cancellation of a consulting agreement with one consulting company and eliminated the deferred compensation recorded upon the original issuance of these shares.

During the year ended June 30, 2004, the Company:

     Issued 600,000 shares of common stock valued at $300,000 pursuant to a consulting agreement entered into in March 2004, of which one-half of these shares, valued at $150,000, were earned and expensed upon issuance and the other half was recorded as $150,000 of deferred compensation to be earned on September 1, 2004 unless the agreement was terminated by either party prior to that date and, in August, 2004, terminated the consulting agreement, cancelled 300,000 shares and reduced deferred compensation by $150,000;

     Issued 5,700,000 shares of common stock, recorded at par value of $5,700, in exchange for all 100,000 shares of its Series X convertible preferred stock;

     Issued 1,085,208 shares of common stock to vendors, employees and consultants and recorded the shares at their fair market value of $300,642 in salaries, benefits and consulting fees;

     Sold 1,128,400 shares of common stock to individual investors residing outside of the United States for $714,745 less offering costs and discounts of $428,847 netting $285,898;

     Issued 948,275 shares of common stock, recorded at par value of $948, pursuant to anti-dilution agreements with respect to the issuance of common stock to the holders of the Company's Series X convertible preferred stock which restates the 2,143,000 common shares reported as being issued related to anti-dilution provisions in the Company's 10-QSB for the period ended November 30, 2003;

     Issued 441,483 shares of common stock to various lenders and recorded interest expense of $209,170;

     Issued 233,336 shares of common stock, recorded at par value of $233, as a dividend to holders of its Series B convertible preferred stock;

     Cancelled 50,000 shares issued to its landlord as an additional security deposit upon paying the required additional security deposit of $9,312 in May 2004; and

     Issued 816,260 shares valued at $310,179 to one accredited investor and a placement agent upon entering into a Standby Equity Distribution Agreement with the investor and recorded the value of these shares as deferred financing costs to be amortized over the life of the agreement.

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

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                        2005          2004
                                                        ----          ----
            Dividend yield                              None          None
            Expected volatility factor                   94%           55%
            Approximate risk free interest rates       4.75%            3%
            Expected lives, in years                      3             3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

STOCK OPTIONS
-------------
During the year ended June 30, 2005, the Company:

     Granted three-year stock options to purchase 5,585,505 shares of common stock to the Company's employees for prices ranging from $0.25 to $0.38 per share, which were equal to or above the fair values of the common stock at the respective grant dates, and accordingly, under APB 25, no compensation was recognized; and

     Cancelled stock options to purchase 221,755 shares of common stock owned by the Company's former Chief Executive Officer.

Also, stock options to purchase 2,409,982 shares of common stock expired during the year ended June 30, 2005.

During the year ended June 30, 2004, the Company granted stock options to:

     A securities advisor to purchase 500,000 shares of common stock at a price of $.01 per share in connection with a one year Business Advisory
     Agreement that were exercised in June 2004 upon the termination of the Business Advisory Agreement. Using the Black-Scholes option-pricing model, $270,000 was expensed as consulting fees;

     Employees and directors of the Company to purchase 321,500 shares of common stock that expire three to five years from their respective grant dates at prices ranging from $.31 to $.52 per share which, under APB 25, required no compensation to be recognized as the exercise prices were equal to or above the fair values of the common stock at the respective grant dates; and

     Consultants to purchase 320,334 shares of common stock and charged $85,683 to consulting fees for the fair value of the instruments granted using the Black-Scholes option-pricing model.

Also, during the year ended June 30, 2004, the Company cancelled 100,000 stock options for one consultant.

A summary of the stock option activity is as follows:

                                      Weighted Average        Number of        Exercise Price
                                       Exercise Price         Warrants          Per Warrant
                                       --------------         ---------        --------------
Outstanding warrants at June 30, 2003     $0.40               14,486,679         $0.38 - 1.01

  Granted                                 $0.19                1,141,834         $0.01 - 0.52
  Cancelled                               $0.56                 (100,000)        $0.56
  Exercised                               $0.01                 (500,000)        $0.01
  Expired                                 $0.42                 (274,764)        $0.38 - 0.75
                                                              ----------

Outstanding warrants at June 30, 2004     $0.40               14,753,749         $0.31 - 1.01

  Granted                                 $0.29                5,585,505         $0.25 - 0.38
  Cancelled                               $0.38                 (221,755)        $0.38
  Exercised                                                           --
  Expired                                 $0.38               (2,409,982)        $0.38
                                                              -----------

Outstanding warrants at June 30, 2005     $0.32               17,707,517         $0.25 - 1.01

Exercisable warrants at June 30, 2005     $0.37               17,439,083         $0.25 - 1.01

                                    Number of Options    Remaining    Weighted Average
          Range of Exercise Price      Outstanding     Life in Years   Exercise Price
          ------------------------  -----------------  -------------  -----------------
             $0.25 - 0.40              16,299,741           2.01         $   0.35
             $0.50 - 0.56               1,107,776           0.29         $   0.55
             41.01                        300,000           2.29         $   1.01
                                    -----------------
                                       17,707,517


The following table summarizes information concerning stock options exercisable at June 30, 2005:

                                                      Weighted Average
          Range of Exercise Price   Number of Options  Exercise Price
          ------------------------  -----------------  ---------------
             $0.25 - 0.40               16,056,307      $   0.34
             $0.50 - 0.56                1,082,776      $   0.55
             $1.01                         300,000      $   1.01
                                    -----------------
                                        17,439,083


For the fiscal years ended June 30, 2005 and 2004, the following tables show the weighted average exercise prices and corresponding weighted average grant-date fair values of options granted classified separately for options whose exercise price is less than, equals or exceeds the price of the stock on the grant date.

                                                 Weighted Average     Weighted Average
                                                  Exercise Price         Fair Value
                                                 ---------------      ----------------
For the fiscal year ended June 30, 2005
-----------------------------------------------
Exercise price is less than price on grant date         N/A                   N/A
Exercise price equals price on grant date           $  0.26               $  0.26
Exercise price exceeds price on grant date          $  0.38               $  0.29

For the fiscal year ended June 30, 2004
-----------------------------------------------

Exercise price is less than price on grant date     $  0.01               $  0.54
Exercise price equals price on grant date           $  0.34               $  0.34
Exercise price exceeds price on grant date              N/A                   N/A

WARRANTS
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

During the year ended June 30, 2005, the Company granted:

     19,045,667 warrants to purchase shares of common stock at $0.15 per share which expire on February 28, 2008 to 65 individual investors and seven individual lenders. There is no value attributed to these warrants since;

     5,988,737 warrants to purchase shares of common stock at prices ranging from $0.15 to $0.50 per share which expire three years from their respective grant dates to vendors and consultants. The warrants were valued at $759,738 and expensed as consulting and legal fees; and

     200,000 three-year warrants to purchase shares of the Company's common stock at $0.27 per share to GFC, Inc. upon the closing of purchase of certain assets from GFC, Inc. that were valued at $34,600.

During the year ended June 30, 2005, the Company cancelled 300,000 warrants to purchase shares of common stock at $0.75 per share which expire on March 31, 2007, granted to a consulting company for providing the Company with financial services for a period of one year, upon early termination of the consulting agreement. The previously recorded deferred compensation was eliminated.

Also, during the year ended June 30, 2005, 2,523,608 warrants expired.

During the year ended June 30, 2004, the Company granted:

     541,600 warrants to purchase shares of common stock at $1.00 per share, of which 500,000 expire on July 14, 2006 and 41,600 expire on December 8, 2006, to the investors in the Company's Series C convertible preferred stock and 100,000 warrants at $2.00 per share that expire on July 14, 2006 to the sales agent responsible for the private placement. No expense was recognized on the transaction as both the charge and the credit were to additional paid in capital.

     395,200 warrants to purchase shares of common stock at prices ranging from $0.53 to $0.78 per share and expire three years from their respective grant dates to various employees. Under APB 25, no compensation was recognized as the exercise prices were equal to or above the fair values of the common stock on the respective grant dates.

     323,715 three-year warrants to purchase shares of common stock at prices ranging from $0.38 to $1.29 per share to various vendors and consultants. The warrants were valued at $213,805 and expensed as consulting and legal fees.

     600,000 warrants to purchase shares of common stock at $0.75 per share which expire on March 31, 2007 to a consultant for providing the Company with financial services for a period of one year. Pursuant to the consulting agreement, 300,000 warrants, valued at $58,410, were earned and expensed as consulting fees upon issuance and the other 300,000 warrants were recorded as $58,410 of deferred compensation to be earned if the consulting agreement remained in effect for more than six months.

     1,091,875 warrants to purchase shares of common stock at prices ranging from $0.45 to $0.80 per share which expire between March 9, 2007 and April 30, 2007 to the placement agent for the Series A Convertible Debentures. The warrants were valued at $133,462 and treated as deferred financing costs.

     873,500 warrants to purchase shares of common stock at $0.45 per share which expire between March 9, 2007 and April 30, 2007 to the holders of the Company's Series A Convertible Debentures (see Note 7). The warrants were valued at $108,160 and treated as discount on notes payable to be amortized over the life of the debentures as additional interest expense. At June 30, 2004, the remaining balance of the discount was $94,920.

Also, during the year ended June 30, 2004, warrants to purchase 75,000 shares of common stock, granted to one lender in connection with an unsecured, short term loan, expired.

                                       Weighted Average       Number of     Exercise Price
                                         Exercise Price       Warrants       Per Warrant
                                       --------------         ---------     --------------
Outstanding warrants at June 30, 2003      $0.82              4,053,904      $0.75 - 2.00
  Granted                                  $0.67              4,746,224      $0.38 - 2.00
  Expired                                  $0.85               (529,089)     $0.75 - 1.51
                                                              ---------

Outstanding warrants at June 30, 2004      $0.73              8,271,039      $0.38 - 2.00
  Granted                                  $0.19             25,234,400      $0.15 - 0.38
  Expired                                  $0.79             (2,523,608)     $0.75 - 1.13
  Cancelled                                $0.75             (  498,625)     $0.75
                                                             ----------

Outstanding warrants at June 30, 2005      $0.28             30,483,206      $0.15 - 2.00

Exercisable warrants at June 30, 2005      $0.27             29,403,206      $0.15 - 2.00

The following table summarizes information concerning warrants outstanding at June 30, 2005:

                                                     Remaining Life    Weighted Average
      Range of Exercise Price   Number of Warrants     (in years)       Exercise Price
      ------------------------  ------------------  -----------------  -----------------
           0.15 - 0.20              21,182,335             2.67          $    0.15
           0.25 - 0.74               6,858,314             2.47          $    0.44
           0.75 - 2.00               2,442,557             1.35          $    0.97
                                ------------------
                                    30,483,206
                                ==================

The following table summarizes information concerning warrants exercisable at June 30, 2005:

                                                     Weighted Average
       Range of Exercise Price   Number of Warrants   Exercise Price
       ------------------------  ------------------  ---------------
            0.15 - 0.20              21,182,335       $     0.15
            0.25 - 0.74               5,778,314       $     0.43
            0.75 - 2.00               2,442,557       $     0.97
                                 ------------------
                                     29,403,206
                                 ------------------

NOTE 13 - ACQUISITIONS

In March 2005, a wholly owned subsidiary of the Company, Commodity Express Transportation, Inc., purchased certain assets, including customer lists, maintenance equipment, office equipment, telecommunications equipment, certain contracts, five vehicles/trucks, and assumed certain liabilities of Commodity Express Transportation, Inc., a South Carolina company, for a purchase price of $100,000 in cash and the assumption of liabilities in the amount of $193,655. See Note 5 "Intangible Assets" for further details related to the allocation of the purchase price. In addition, upon closing this transaction, the Company replaced certain deposits and a letter of credit previously made or issued on the seller's behalf with third parties in the aggregate amount of approximately $145,000 related to the operation of the seller's business and, after closing, replaced approximately $20,000 of additional letters of credit. The Company also assumed certain leases related to the operation of the seller's business, including tractor leases, owner/operator leases and a warehouse lease. At the closing of this transaction, the Company entered into a(n):

     - equipment lease agreement whereby the Company agreed to lease from the seller certain trailers for terms ranging from twelve to sixty months;

     - commercial lease pursuant to which the Company agreed to rent from the seller the commercial property used as the corporate offices for Commodity Express Transportation for a term of five years for $4,200 per month with a one-year renewal option for $5,040 per month;

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

     - consulting agreement with Stokes Logistics Consulting, LLC, a company in which the president of Commodity Express Transportation is a principal, having a term of five years which may be extended for two successive one year terms upon consent of both parties, pursuant to which he will be paid a monthly consulting fee based upon gross revenue of Commodity Express Transportation, with the minimum and maximum payable in any one year of $100,000 and $200,000, respectively;

     - employment agreement with W.A. Stokes, president of Commodity Express Transportation, having a term of one year which may be extended for two additional one year terms, pursuant to which he will be paid an annual base salary of $150,000 and a quarterly bonus based on the gross revenue that Mr.
Stokes is responsible for generating from facilities operated by its current largest customer other than its South Carolina facility;

     - escrow agreement pursuant to which the Company deposited all the shares of its wholly owned subsidiary that acquired the assets of Commodity Express Transportation into an escrow account until March 21, 2007 during which period the Company retains voting rights over these securities expect in the event of a default under the escrow agreement, which would occur if the net worth of Commodity Express Transportation dropped below certain levels or if the Company was delinquent in its payments under the equipment or commercial lease agreements, consulting agreement or agreement with TPS Logistics, Inc. described above, in which case(s) the seller would have the right to assume control of Commodity Express Transportation until such default(s) had been cured; and

     - fee assumption agreement pursuant to which the Company agreed to assume the seller's liability to pay the business broker involved with this transaction $100,000 which we paid at the closing with the issuance of 370,370 shares of our common stock.

In March 2005, a wholly owned subsidiary of the Company, Power2Ship Intermodal, Inc., purchased certain assets, including trucking and brokerage authority permits, contracts with shipping customers, contracts with agents, lease contracts with owner-operators and escrow deposits from owner-operators and agents from GFC, Inc., a South Carolina company, for a purchase price of $300,000, of which $100,000 was paid by canceling the $100,000 secured promissory note made by the seller to the Company, and $200,000 is to be paid in twenty-four equal monthly payments of $8,333 subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006 and the assumption of those obligations corresponding to owner-operator and agent escrow deposits. In addition, the Company issued the seller a three-year warrant to purchase 200,000 shares of the Company's common stock for $.30 per share, which vests 50% on the closing date and 50% on the one year anniversary of the closing date which was valued at $34,600 using the fair value estimated on the date of the grant using the Black-Scholes option-pricing model. See Note 5 "Intangible Assets" for further details related to the allocation of the purchase price.

Also, in conjunction with this transaction, the Company entered into a consulting agreement with Michael Allora, the former president of GFC, with a term of five years and automatic one-year extensions unless terminated prior thereto. The agreement provides for Mr. Allora to earn a commission based on the annual increases, if any, in the gross revenue of the acquired business with such commission to be paid in five equal annual installments as well as a three-year stock option at the end of each yearly period during which the annual gross revenue of the acquired business has increased from the prior year and is in excess of $10,000,000.

NOTE 14 - PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

The following Pro Forma Combined Financial Statements of Power2Ship, Inc. and its wholly owned subsidiaries Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc., give effect to the acquisitions of certain assets of Commodity Express Transportation, Inc., a South Carolina company and GFC, Inc., a South Carolina company, under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if such acquisitions had occurred on July 1, 2003. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.


  Pro Forma Combined Statement of Operations for the Year Ended June 30, 2005

      POWER2SHIP, INC. AND SUBSIDIARIES

The following Pro Forma Combined Financial Statements of Power2Ship, Commodity Express and GFC gives effect to the acquisition of certain assets of Commodity
Express and GFC, under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations as if it had occurred on July 1, 2003. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

Pro Forma Combined Statement of Operations for the Year Ended June 30, 2005:

                                                                  Commodity                  Pro Forma
                                                    Power2Ship     Express         GFC      Adjustments    Pro Forma
                                                   ------------  ------------  -----------  ------------  ------------
Revenue:
   Freight transportation                          $ 9,247,453   $11,245,098   $4,117,692   $          -  $24,610,243
   Access services                                         180             -            -              -          180
   Implementation services                                   -             -            -              -            -
                                                   ------------  ------------  -----------  ------------  ------------
                                                             -             -            -              -
       Total revenue                                 9,247,633    11,245,098    4,117,692              -   24,610,423

Operating expenses:
   Freight transportation                            8,272,985     6,949,303    3,441,909              -   18,664,197
   Selling, general and administrative:
        Salaries, benefits and consulting fees       4,466,360     1,656,301      201,705              -    6,324,366
        Other selling, general and administrative    1,813,565     2,490,441      403,501              -    4,707,507
                                                   ------------  ------------  -----------  ------------  ------------

       Total operating expenses                     14,552,910    11,096,045    4,047,115              -   29,696,070
                                                   ------------  ------------  -----------  ------------  ------------

       Loss from operations                         (5,305,277)      149,053       70,577              -   (5,085,647)
                                                   ------------  ------------  -----------  ------------  ------------

Other income (expense):
   Forgiveness of debt                                  18,111             -            -              -       18,111
   Interest income                                       1,560             -            -              -        1,560
   Interest expense                                 (1,277,369)     (182,550)     (73,805)             -   (1,533,724)
   Other income                                          1,755             -            -              -        1,755
                                                   ------------  ------------  -----------  ------------  ------------

       Total other expense                          (1,255,943)     (182,550)     (73,805)             -   (1,512,298)
                                                   ------------  ------------  -----------  ------------  ------------

Loss available to common shareholders              $(6,561,220)  $   (33,497)  $   (3,228)  $          -  $(6,597,945)
                                                   ============  ============  ===========  ============  ============

Pro Forma Combined Statement of Operations For The Year Ended June 30, 2004:

                                                                  Commodity                 Pro Forma
                                                    Power2Ship     Express         GFC      Adjustments    Pro Forma
                                                   ------------  ------------  -----------  ------------  ------------
Revenue:
   Freight transportation                          $ 1,778,027   $15,914,189   $3,943,549   $          -  $21,635,765
   Access services                                     290,013             -            -              -      290,013
   Implementation services                              23,925             -            -              -       23,925
                                                   ------------  ------------  -----------  ------------  ------------
                                                             -             -            -              -
       Total revenue                                 2,091,965    15,914,189    3,943,549              -   21,949,703

Operating expenses:
   Freight transportation                            1,581,119    10,144,750    3,130,570              -   14,856,439
   Selling, general and administrative:
        Salaries, benefits and consulting fees       2,788,192     1,994,895      386,700              -    5,169,787
        Other selling, general and administrative    1,153,158     3,460,936      345,246              -    4,959,340
                                                   ------------  ------------  -----------  ------------  ------------

       Total operating expenses                      5,522,469    15,600,581    3,862,516              -   24,985,566
                                                   ------------  ------------  -----------  ------------  ------------

       Loss from operations                         (3,430,504)      313,608       81,033              -   (3,035,863)
                                                   ------------  ------------  -----------  ------------  ------------

Other income (expense):
   Interest income                                         854             -            -              -          854
   Interest expense                                   (463,079)     (286,773)     (65,196)             -     (815,048)
                                                   ------------  ------------  -----------  ------------  ------------

       Total other expense                            (462,225)     (286,773)     (65,196)             -     (814,194)
                                                   ------------  ------------  -----------  ------------  ------------

Loss available to common shareholders              $(3,892,729)  $    26,835   $   15,837   $          -  $(3,850,057)
                                                   ============  ============  ===========  ============  ============

NOTE 15 - SUBSEQUENT EVENTS

In October 2005, the $50,000 short term note receivable from an unaffiliated company was repaid together with interest thereon of $1,753 that will be recorded as interest income in the Company's second fiscal quarter.

During the quarterly period ended September 30, 2005:

One holder of the Company's 14.25% secured convertible debentures converted an aggregate of $100,000 into a total of 374,112 shares of common stock. The Company has recorded interest expense of $3,400 to account for the unamortized portion of deferred financing costs associated with the converted debentures.

Three shareholders converted an aggregate of 6,000 shares of the Company's Series B preferred stock into 120,000 shares of common stock.

     The Company issued 2,250,000 shares of common stock to one consultant and will record $430,000 in consulting expense for the quarter ended September 30, 2005. Also, the Company cancelled a three-year warrant to purchase 1,250,000 shares of common stock for $0.50 per share previously granted to the same consultant.

     The Company sold approximately 26.9 units consisting of 5,383,333 shares of common stock and warrants to purchase 5,383,333 shares of common stock for $0.15 per share expiring in 2008 to 19 individual investors for $777,500 and the forgiveness of one unsecured short term promissory note for $30,000. The Company paid commissions of $39,000 to two placement agents related to these sales.

     In July 2005, we terminated our Standby Equity Distribution Agreement dated June 28, 2004 and all agreements related to it. Unamortized deferred financing costs of $155,090, incurred upon entering into these agreements, will be recorded as interest expense during the quarter ended September 30, 2005.