Form 10QSB
period 2005-09-30
POWER2SHIP INC
filed 2005-11-21
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
             (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
___________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2005, the number of outstanding shares of the issuer’s common stock was 74,611,470.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒
______________________________________________________________________________

TOC

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheet, September 30, 2005	4

Consolidated Statements of Operations, Three Months Ended
September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows, Three Months Ended
September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements for the Three Months Ended
September 30, 2005	7

Item 2. Management's Discussion and Analysis or Plan of Operation	19

Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

TOC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOC

POWER2SHIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$929,569
Accounts receivable, net of allowance of $12,861	1,458,904
Short term note receivable	50,000
Prepaid insurance	108,385
Total current assets	2,546,858

Property and equipment	561,675
Less: accumulated depreciation	(162,913)
Net property and equipment	398,762

Software development costs, net of accumulated amortization
of $112,769	804,961
Deferred financing costs	250,909
Intangible asset, net of accumulated amortization of $154,587	483,387
Restricted cash for interest on debentures	2,308
Other assets	500,254

Total assets	$4,987,439

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - short term	$200,000
Current portion of convertible notes payable less discount of $39,735	2,135,265
Line of credit	241,831
Accounts payable	1,370,906
Accrued expenses	609,842
Accrued salaries	180,547
Total current liabilities	4,738,391

Long term debt:
Long term notes payable	91,667
Convertible notes payable less discount of $180,345	1,416,655
Convertible note payable to related party	115,000
Total liabilities	6,361,713

Stockholders' deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series B convertible preferred stock, $.01 par value, 200,000
shares authorized; 161,200 shares issued and outstanding	1,612
Series C convertible preferred stock, $.01 par value, 20,000
shares authorized; 832 shares issued and outstanding	8
Series Y convertible preferred stock, $.01 par value, 87,000
shares authorized; 87,000 shares issued and outstanding	870
Common stock, $.001 par value, 250,000,000 shares
authorized; 74,511,471 issued and outstanding	74,511
Deferred compensation	(430,220)
Additional paid-in capital	19,192,749
Accumulated deficit	(20,213,804)

Total stockholders' deficit	(1,374,274)

Total liabilities and stockholders' deficit	$4,987,439

See accompanying notes

TOC

POWER2SHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004

Revenue:
Freight transportation	$8,199,598	$730,726
Implementation services	5,668	-

Total revenue	8,205,266	730,726

Operating expenses:
Freight transportation	7,320,256	651,772
Selling, general and administrative:
Salaries, benefits and consulting fees	1,000,828	614,814
Other selling, general and administrative	574,633	420,465

Total operating expenses	8,895,717	1,687,051

Loss from operations	(690,451)	(956,325)

Other income (expense):
Gain on asset disposal	1,415	-
Interest expense, net	(471,581)	(197,123)
Other income	2,906	-

Total other expense	(467,260)	(197,123)

Net loss	$(1,157,711)	$(1,153,448)

Loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding
- basic and diluted	69,327,258	38,668,813

See accompanying notes

TOC

POWER2SHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,157,711)	$(1,153,448)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	26,334	12,555
Amortization of software development costs	13,523	13,523
Amortization of intangible asset	41,262	18,834
Amortization of deferred compensation	45,875	-
Amortization of deferred financing costs	235,618	91,081
Amortization of discount on notes payable	62,278	22,737
Decrease in allowance for doubtful accounts	(17,997)	-
Issuance of stock options and warrants
for services and conversion	28,581	22,841
Issuance of stock for services, interest and litigation settlement	104,700	108,799
Changes in operating assets and liabilities:
Increase in receivables	(319,480)	(149,654)
Decrease (increase) in prepaid insurance	(8,790)	21,700
Increase in other assets	(131,256)	-
Increase (decrease) in accounts payable and accrued expenses	360,703	(100,343)

Net cash used in operating activities	(716,360)	(1,091,375)

Cash flows from investing activities:
Purchases of property and equipment	(31,167)	(9,812)
Capitalized costs of software development	(93,328)	(87,187)

Net cash used in investing activities	(124,495)	(96,999)

Cash flows from financing activities:
Proceeds from convertible promissory notes, net of costs of $0
and $100,000, respectively	-	900,000
Repayments of promissory notes	-	(15,000)
Proceeds from line of credit, net of costs of $0 and $0, respectively	125,171	-
Proceeds from sale of common stock and warrants, net of costs
of $0 and $0, respectively	807,500	-

Net cash provided by financing activities	932,671	885,000

Net increase (decrease) in cash and cash equivalents	91,816	(303,374)

Cash and cash equivalents, beginning of period	837,753	832,130

Cash and cash equivalents, end of period	$929,569	$528,756

See accompanying notes

TOC

POWER2SHIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is licensed by the United States Department of Transportation as a broker, arranging for transportation of freight (except household goods) by motor carriers. The Company has a patent pending solution for providing freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers with supply chain, tracking and other logistics information. This information, which instantly becomes accessible through the Company’s password-protected, web-based MobileMarket™, enables users to make better-informed, cost-effective logistics decisions. Since March 2003 the Company’s primary source of revenue has been derived from providing transportation services for shippers’ inbound and outbound freight both as a freight broker and by utilizing its own transportation equipment. The Company’s system is capable of tracking freight while in transit thereby enabling shippers to optimize their supply chain and reduce their transportation, warehousing and inventory carrying costs. Also, the Company provides carriers with free, unlimited use of a web-based asset management system which enables them to track the location, destination and availability of their transportation equipment. In addition to helping better manage the utilization of carriers’ assets and drivers, the MobileMarket™ can automatically display information about their available transportation equipment to shippers who, in turn, can select the appropriate equipment to transport their freight.

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. (“CXT”), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT provides its transportation services by contracting with independent truck owner-operators and drivers that use trucks provided by CXT. Also, CXT rents a 137,000 square foot distribution facility in South Carolina used by its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. See Note 13 - “Acquisitions” for further details related to this transaction.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. (“P2SI”), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It is a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. It has operations in Port Newark, New Jersey, Charleston, South Carolina and Charlotte, North Carolina.

The accompanying unaudited financial statements for the period ended September 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ended June 30, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

TOC

Reclassifications
Certain prior period balances have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ deficit.

Cash and Cash Equivalents
The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Property and Equipment
Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

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

Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

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

Loss Per Common Share
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into

TOC

common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had outstanding options, warrants and shares issuable upon conversion of outstanding convertible debt and preferred stock totaling 75,286,659 and 40,316,803 as of September 30, 2005 and 2004, respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:

	Three Months Ended September 30,
	2005	2004

Loss available to common shareholders, as reported	$(1,157,711)	$(1,153,448)

Add: Stock compensation expense to employees
included in reported net loss, net of related tax effects	-	-

Deduct: Total stock compensation expense to employees
expense determined under fair value based
method for all awards, net of related tax effects	(18,120)	(9,280)

Pro forma loss available to common shareholders	$(1,175,831)	$(1,162,728)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.03)

Basic and diluted - pro forma	$(0.02)	$(0.03)

Research and Development
Research and development costs are expensed as incurred. No research and development expenses were incurred for the quarters ended September 30, 2005 and 2004.

Computer Software and Web Site Development Costs
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

TOC

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

At September 30, 2005 and 2004, the net book value of capitalized software was $804,962 and $491,129, respectively. Amortization expense for the quarterly periods ended September 30, 2005 and 2004 was $13,523 and $13,523, respectively.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At September 30, 2005, the Company's cash balances exceeded the insured limits by approximately $700,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at September 30, 2005. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Advertising and marketing
Advertising and marketing is expensed as incurred. Advertising and marketing expenses, including convention and trade show expenses, for the quarters ended September 30, 2005 and 2004 were $25,167 and $63,035, respectively.

Recent accounting pronouncements
In December 2004, the FASB issued SFAS 123R "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".  The provisions of 123R will be effective for the Company beginning with the first period after December 15, 2005.  The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

TOC

NOTE 3 - CONCENTRATIONS

During the quarter ended September 30, 2005, one customer accounted for 53% of the Company’s revenue. No other customer accounted for more than 10% of revenue and no customers accounted for more than 10% of accounts receivable.

NOTE 4 - INTANGIBLE ASSETS

In March 2005, the Company allocated $77,374 of the purchase price for certain assets of Commodity Express Transportation, Inc. and $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer lists of these businesses. These intangible assets are being amortized over their estimated useful lives of 5 years. The Company recorded amortization expense for the quarters ended September 30, 2005 and 2004 of $13,011 and $0, respectively. At September 30, 2005, future amortization expense for these intangible assets is expected to be as follows:

2006	$61,796
2007	82,395
2008	82,395
2009	82,395
2010	80,243
$389,224

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company’s common stock that is to be issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company’s intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense for the quarters ended September 30, 2005 and 2004 of $28,251 and $18,834, respectively.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. As of September 30, 2005, the Company has recorded $100,000 of this obligation as current, and $91,667 as long term notes payable.

In January 2005, the Company issued a 10% unsecured, three-month, promissory note for $100,000 to one accredited investor. The Company obtained a waiver from the investor as to the repayment of $100,000 of principal and accrued interest in April 2005 and their consent to extend the maturity date of the note until September 30, 2005. In August 2005, the investor provided another waiver and consented to extend the maturity date until December 31, 2005. The Company recorded interest expense of $2,500 related to the $100,000 note for the quarter ended September 30, 2005. (See Note 8 - “Subsequent Events” for the ultimate disposition of this promissory note).

In January 2005, the Company issued a 5% unsecured three-month promissory note for $30,000 to one accredited investor. The Company obtained a waiver from the investor as to the repayment of $30,000 of principal and accrued interest in April 2005. In August 2005, the investor forgave the repayment of the promissory note and accrued interest in consideration for the purchase of one unit consisting of 200,000 shares of common stock and a warrant to purchase 200,000 shares for $0.15 per share that expires on July 31, 2008.

TOC

In June and September 2004, the Company issued a total of $2,000,000 of its Series B 5% secured convertible debentures to one accredited investor. Interest on the outstanding balances of the debentures accrues at the rate of 5% per annum for the two-year term of the debentures or until they are converted or redeemed prior to their maturity dates. The Company paid $225,000 in commissions and expenses that were accounted for as deferred financing costs that are being amortized as interest expense over the term of the debentures. Any portion of the outstanding balance of the debentures may be converted by the holder at any time into common stock at a conversion price per share equal to the lesser of $0.456 or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debentures at any time by providing three days notice and paying a premium of up to 20% of the amount being redeemed in a combination of cash and common stock. The Company has provided the debenture holder with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. For the quarters ended September 30, 2005 and 2004, the Company recorded interest expense, including amortization of deferred financing costs, of $52,937 and $73,765, respectively. The Company may be in default under certain covenants contained in the debenture and agreements related thereto. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the investor under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the investor. Any default would permit the investor, in its sole discretion, to accelerate full repayment of the $2,000,000 in principal and accrued interest thereon, claim an indeterminate amount of penalties and perhaps result in acceleration of other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy this obligation in the event of a default.

Also in June 2004, the Company issued an aggregate of 816,260 shares of its common stock valued at $310,179 to the same investor that purchased the Series B convertible debentures and a placement agent upon entering into a Standby Equity Distribution Agreement and related agreements with the investor. The value of these shares was accounted for as deferred financing costs that are being amortized as interest expense over a two-year term. In July 2005, the Standby Equity Distribution Agreement and related agreements were terminated and the unamortized deferred financing costs of $155,090 were amortized as interest expense.

In March and April, 2004, the Company issued $1,747,000 of its 14.25% secured convertible debentures to 35 accredited investors and paid commissions and expenses of $227,110 accounted for as deferred financing costs that are being amortized as interest expense over the terms of the debentures. In addition, the Company issued 873,500 warrants valued at $108,160 and 131,025 common shares valued at $55,031 to the lenders accounted for as interest expense. The debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The debentures may be converted by the holders at any time into common stock at a conversion price per share of $0.2673. This conversion price was a discount to the market price at the time the debentures were issued requiring the recognition of a beneficial conversion provision of $194,111 recorded as a discount on notes payable that is being amortized as interest expense over the remaining terms of the debentures. The Company may redeem the debentures with fifteen days notice at any time, by paying a premium of up to 15% of their original purchase price in a combination of cash and common stock. The Company has provided the debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is required to set aside the equivalent of six months of interest on the debentures in a separate account with Newbridge Securities Corporation to be paid to investors in the event of a default. During the quarter ended September 30, 2005, the same investor that converted $50,000 of their investment into common stock converted an additional $100,000 leaving $1,597,000 in outstanding debentures. For the quarters ended September 30, 2005 and 2004, the Company recorded interest expense, including amortization of deferred financing costs, of $99,036 and $94,830, respectively. The Company may be in default under certain covenants contained in its agreements with the debenture holders. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the debenture holders under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holders. Any default would accelerate the Company’s obligations to the debenture holders in the remaining principal amount of $1,597,000 together with all accrued and unpaid interest thereon and perhaps other

TOC

obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy this obligation in the event of a default.

In July 2003, the Company issued a promissory note in the amount of $170,000 to a software vendor for licenses to use certain logistics software. The note required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month from August 2003 through May 2005 for a total of $140,000. All the aforementioned payments were made when due and the $30,000 remaining balance of the note was waived resulting in a write-off of $30,000 against prepaid interest and a gain of $18,111 during fiscal year 2004. For the quarters ended September 30, 2005 and 2004, the Company recorded no interest expense.

On March 6, 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company’s common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. Given this type of conversion provision, EITF 98-5 specifies that a beneficial conversion feature be recognized based upon the five days preceding the commitment date. This resulted in a beneficial conversion of $175,000 which was treated as a discount on notes payable which is being amortized as interest expense over the term of the debt. During the quarters ended September 30, 2005 and 2004, the Company recorded interest expense of $16,745 and $16,745, respectively, related to this note, including amortization of the discount on notes payable.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the quarter ended September 30, 2005, four shareholders converted 7,000 shares of Series B preferred stock into 140,000 shares of common stock.

Common Stock
During the quarter ended September 30, 2005, the Company issued an aggregate of 8,377,445 shares of its common stock. This total issuance consisted of 5,583,333 shares sold to twenty-one investors pursuant to the Company’s unit offering for which it received $807,500 of net proceeds and the forgiveness of a $30,000 short term promissory note, 2,280,000 shares issued to two consultants valued at $437,200 pursuant to consulting agreements, 140,000 shares issued to four shareholders upon conversion of their Series B preferred stock and 374,112 shares issued to one entity upon conversion of $100,000 of our 14.25% secured convertible debentures. For the quarter ended September 30, 2005, the Company recorded $332,500 in deferred compensation for the shares issued as compensation pursuant to agreements and amortized $45,875 as consulting expenses.

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

TOC

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:
Weighted average:	2005	2004
Dividend yield	None	None
Expected volatility factor	151.67%	94%
Approximate risk free interest rates	6.5%	4.75%
Expected lives, in years	3	3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

Stock options

A summary of the stock option activity is as follows:

	Weighted
	Average
	Exercise	Number	Exercise Price
	Price	of Options	Per Option

Outstanding options at June 30, 2005	$0.37	17,707,517	$0.25 - $1.01
Granted	--	--	--
Expired	$0.53	(1,035,056)	$0.38 - $0.50
Cancelled	--	--	--
Outstanding options at September 30, 2005	$0.36	16,672,461	$0.25 - $1.01

Exercisable options at September 30, 2005	$0.36	16,470,236	$0.25 - $1.01

The following table summarizes information concerning stock options outstanding at September 30, 2005.

		Weighted	Weighted
	Number of	Average	Average
	Options	Remaining	Exercise
Range of Exercise Price	Outstanding	Life in Years	Price

$ 0.25 - 0.40	16,147,461	1.78	$0.35
$ 0.50 - 0.52	225,000	0.97	$0.55
$ 1.01	300,000	2.04	$1.01
	16,672,461

The following table summarizes information concerning stock options exercisable at September 30, 2005.
		Weighted
		Average
	Number of	Exercise
Range of Exercise Price	Options	Price

$ 0.25 - $0.40	15,970,236	$0.34
$ 0.50	200,000	$0.50
$ 1.01	300,000	$1.01
	16,470,236

TOC

Warrants

A summary of the warrant activity is as follows:

	Weighted
	Average
	Exercise	Number of	Exercise Price
	Price	Warrants	Per Warrant

Outstanding warrants at June 30, 2005	$0.28	30,483,206	$0.15 - $2.00
Granted	$0.15	5,583,333	$0.15
Cancelled	$0.50	(1,250,000)	$0.15
Expired	--	--	--
Outstanding warrants at September 30, 2005	$0.25	34,816,539	$0.15 - $2.00

Exercisable warrants at September 30, 2005	$0.22	33,766,539	$0.15 - $2.00

The following table summarizes information concerning warrants outstanding at September 30, 2005:

		Weighted	Weighted
		Average	Average
	Number of	Remaining	Exercise
Range of Exercise Price	Warrants	Life in Years	Price
$ 0.15	26,465,668	2.49	$0.15
$ 1.00 - 1.30	5,908,314	2.14	$0.42
$ 1.50 - 2.00	2,442,557	1.10	$0.97

	34,816,539

The following table summarizes information concerning warrants exercisable at September 30, 2005:

		Weighted
		Average
	Number of	Exercise
Range of Exercise Price	Warrants	Price

$ 0.15 - 0.80	26,465,668	$0.15
$ 0.20 - 0.74	4,858,314	$0.40
$ 0.75 - 2.00	2,442,557	$1.10

	33,766,539

NOTE 7 - ACQUISITIONS

In March 2005 we purchased certain assets, including customer lists, back-shop equipment, office equipment, telecommunications equipment, certain contracts, five vehicle/trucks, and assumed certain liabilities of Commodity Express Transportation, Inc., a South Carolina company, for a purchase price of $100,000 in cash and the assumption of liabilities in the amount of $193,655. See Note 4 “Intangible Assets” for further details related to the allocation of the purchase price. In addition, we replaced certain deposits and a letter of credit previously made or issued on the seller's behalf with third parties in the aggregate amount of approximately $145,000 related to the operation of the seller's business and agreed to replace additional letters of credit totaling approximately $20,000 on

TOC

or before June 10, 2005. We also assumed certain leases related to the operation of the seller's business, including tractor leases, owner/operator leases and a warehouse lease. At the closing of this transaction, we entered into a(n):

- equipment lease agreement whereby we agreed to lease from the seller certain trailers for terms ranging from twelve to sixty months;

- commercial lease pursuant to which we agreed to rent from the seller the commercial property used as the corporate offices for Commodity Express Transportation for a term of five years for $4,200 per month with a one-year renewal option for $5,040 per month;

- agreement with TPS Logistics, Inc., a company in the transportation brokerage business in which the president of Commodity Express Transportation is an officer, to be the exclusive carrier for TPS’ largest customer in consideration for one percent of the gross receipts from such customer for a term that will terminate on the earlier of March 20, 2010 or when the agreement between TPS and its largest customer is no longer effective;

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

- employment agreement with W.A. Stokes, president of Commodity Express Transportation, having a term of one year which may be extended for two additional one year terms, pursuant to which we agreed to pay an annual base salary of $150,000 and a quarterly bonus based on the gross revenue that Mr. Stokes is responsible for generating from additional facilities operated by its current largest customer outside of South Carolina;

- escrow agreement pursuant to which we have deposited all the shares of Commodity Express Transportation into an escrow account until March 21, 2007 during which period we retain voting rights over these securities except in the event of a default under the escrow agreement, which would occur if the net worth of Commodity Express Transportation drops below certain levels or if we are delinquent in our payments under the equipment or commercial lease agreements, consulting agreement or agreement with TPS Logistics, Inc. described above, the seller would have the right to assume control of Commodity Express Transportation until such default has been cured; and

- fee assumption agreement pursuant to which we agreed to assume the seller’s liability to pay the business broker involved with this transaction $100,000 which we paid at the closing with the issuance of 370,370 shares of our common stock.

In March 2005, we purchased certain assets, including trucking and brokerage authority permits, contracts with shipping customers, contracts with agents, lease contracts with owner-operators and escrow deposits from owner-operators and agents from GFC, Inc., a South Carolina company, for a purchase price of $300,000, of which $100,000 was paid by canceling the $100,000 secured promissory note made by the seller to the Company, and $200,000 will be paid in twenty-four equal monthly payments of $8,333 subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006 and the assumption of those obligations corresponding to owner-operator and agent escrow deposits. In addition, the Company issued the seller a three-year warrant to purchase 200,000 shares of the Company’s common stock for $.30 per share, which vests 50% on the closing date and 50% on the one year anniversary of the closing date which was valued at $34,600 using the fair value estimated on the date of the grant using the Black-Scholes option-pricing model.

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

TOC

option at the end of each yearly period during which the annual gross revenue of the acquired business has increased from the prior year and is in excess of $10,000,000.

The following Pro Forma Combined Financial Statements of Power2Ship, Inc., Commodity Express Transportation, Inc. and GFC, Inc. give effect to the acquisitions of certain assets of Commodity Express Transportation, Inc. and GFC, Inc. under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if they had occurred on July 1, 2003. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

Pro Forma Combined Statement of Operations for the Three Months Ended September 30, 2004

	Power2Ship	Express	GFC	Adjustments	Pro Forma
Revenue:
Freight transportation	$730,726	$4,206,613	$1,476,689	$-	$6,414,028
Implementation services	-	-	-	-	-
-			-	-	-
Total revenue	730,726	4,206,613	1,476,689	-	6,414,028

Operating expenses:
Freight transportation	651,772	3,655,697	1,204,150	-	5,511,619
Selling, general and administrative:
Salaries, benefits and consulting fees	614,814	287,499	118,449	-	1,020,762
Other selling, general and administrative	420,465	276,693	110,352	-	807,510

Total operating expenses	1,687,051	4,219,889	1,432,951	-	7,339,891

Income (loss) from operations	(956,325)	(13,276)	43,738	-	(925,863)

Other income (expense):
Forgiveness of debt	-	-	-	-	-
Interest expense, net	(197,123)	(54,136)	(26,665)	-	(277,924)
Other income	-	-	-	-	-

Total other expense	(197,123)	(54,136)	(26,665)	-	(277,924)

Net income (loss)	$(1,153,448)	$(67,412)	$17,073	$-	$(1,203,787)

NOTE 8 - SUBSEQUENT EVENTS

During the period from October 1, 2005 through the filing of this report, the Company:

-
sold 14.8 units consisting of $370,000 of Series C 10% unsecured convertible debentures with a one-year term and three-year warrants to purchase a total of 4,933,333 shares of common stock exercisable at $0.15 per share and received net proceeds of $270,000 from six investors and the exchange of a $100,000 unsecured promissory note from one investor; the debentures are convertible into common stock at the greater of $0.15 per share of 50% of the average closing price of the common stock for the five trading days immediately preceding the conversion date and are required to be repaid prior to maturity if the Company raises at least $5,000,000 in aggregate proceeds from sales of its securities following completion of the unit sale of which the debentures are a part, subject to the holders’ conversion rights;

TOC

-	issued three-year warrants to purchase 1,750,000 shares of common stock exercisable at $0.15 per share to three consultants to provide various management consulting services; and

-	issued 100,000 shares of common stock to one consultant to provide various management consulting services.

TOC

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

TOC

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

We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket™ system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of shipper customers from whom we generated revenue from eight at September 30, 2004 to 27 at September 30, 2005. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries. Further, in July 2005, we disclosed the start of a pilot program with International Paper to enable one of their core carriers to become e-commerce compliant by installing the P2S MobileMarket system in their trucks. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since these agreements do not commit them to using us for any specific volume of transportation services.

We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to have the P2S MobileMarket™ be successful we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer’s inbound and outbound transportation business. We spent $25,167 in the quarter ended September 30, 2005 compared to $63,035 in the quarter ended September 30, 2004 in advertising and marketing our services to potential carriers and shippers utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations. We intend to curtail most of our marketing expenditures for the remainder of fiscal year 2006 unless we raise sufficient capital to increase our marketing efforts for which no assurances can be given.

As of September 30, 2005, approximately 2,095 carriers had registered on our website to become members. Of the 2,095 carriers that are currently registered to participate in our MobileMarket™, approximately 1,907 have entered into carrier agreements with us. We have used approximately 496 of these carriers to transport freight for our shipper customers.

Our business model also includes the pursuit of mergers, acquisitions and joint ventures of strategic, trucking companies and other transportation-related providers. These transactions result in our gaining additional trucking capacity for our existing shipper customers without incurring any additional marketing expense and obtaining new shipper customers. In addition, the acquisition of Commodity Express Transportation, Inc., which has the federal operating authorities required to operate as a trucking company, enables us to recruit truck owner-operators to increase our trucking capacity. During the quarter ended March 31, 2005, we consummated the acquisitions of Commodity Express Transportation, Inc. and GFC, Inc. as described in Note 7 to the financial statements in this Form 10-QSB and in Forms 8-K filed on March 25, 2005, as amended on July 12, 2005, and on March 28, 2005. During the quarter ended September 30, 2005, we issued a press release disclosing a pending transaction with the North Carolina operation of a Southeastern United States van carrier which was closed in October 2005. Our ability to pursue additional transactions is subject to the availability of sufficient capital as may be necessary. While we have identified potential targets for additional mergers, acquisitions or joint ventures, we have not signed any definitive agreements with any parties as of the date of this report and we cannot assure you we will be successful in consummating any transactions with any of these targets.

TOC

In August 2005 we issued a press release announcing our collaboration with L-3 Communications on an end-to-end solution for secure and efficient container transportation worldwide. We are also in discussions with other several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are in the process of developing solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that could be part of any comprehensive security system. Examples of these technologies may include radio-frequency identification (RFID) tags fastened to containers and/or trailers, smart tags affixed to the goods inside shipping containers, electronic seals applied at the time the container is loaded and geo fencing to alert a truck’s owner or authorities if a vehicle deviates from its designated route. There can be no assurances, however, that we will ever enter into any agreements with L-3 Communications or any of the other companies we are in discussions with or, if we do, that we will ever generate any significant revenues from such agreements.

Also, we have begun marketing the P2S MobileMarket™ outside of the United States. In November 2004, we retained International Logistics Solutions to represent the company outside of North America. In April, 2005, our President, Michael Darden, traveled to Brazil to attend meetings with several major Brazilian companies to educate them about the P2S MobileMarket™ and explore their interest in becoming customers if it was introduced in Brazil.

In September 2005, we announced that we had signed a referral partner agreement to form a strategic alliance with ShipLogix in which both companies will cross-market each other’s systems to their respective customer bases as well as engage in joint sales and marketing activities.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Revenue

Total revenue generated during the quarter ended September 30, 2005 increased by $7,474,540 or approximately 1,023% as compared with total revenue generated during the quarter ended September 30, 2004. The increase during the quarter ended September 30, 2005 was attributed to higher freight transportation revenue generated from:

-
Commodity Express Transportation, Inc., our subsidiary which began operations upon consummating an asset purchase in March 2005, that had revenue of $6,111,121 versus no revenue the same quarter of 2004;

-	Power2Ship Intermodal, Inc., our subsidiary which began operations upon consummating an asset purchase in March 2005, that had revenue of $1,183,887 versus no revenue the same quarter of 2004; and

-
Power2Ship which had an increase of $179,532 or approximately 25% to $910,258 versus $730,726 in the same quarter of 2004 as a result of growth of revenue from existing customers such as Tire Kingdom and Carroll Tire and additional revenue from several new shipper customers.

Revenue from access services and implementation services during the quarter ended September 30, 2005 was $5,668 versus no revenue during the same quarter of 2004. Access services provide unlimited use of the information available through the Power2Ship MobileMarket™ for a fixed monthly fee. Implementation services generally involve software development related to the design, programming and testing of a custom developed interface to the Power2Ship MobileMarket™.

During the quarter ended September 30, 2005, one customer accounted for 53% of the Company’s revenue. Our agreement with this customer may be cancelled upon thirty days notice Because of the significant nature of the revenue from this customer to our results of operations, however, the loss of this customer, prior to our obtaining a comparable amount of revenue from additional customers, could have a material adverse effect on our business operations and prospects.

TOC

Operating Expenses

Total operating expenses incurred during the quarter ended September 30, 2005 increased by $7,208,666 or approximately 427% compared to the quarter ended September 30, 2004. The increase during the quarter ended September 30, 2005 was attributed to the following:

- Freight transportation expenses, consisting of direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies we hired to move loads for our shipper customers, increased by $6,668,484 or approximately 1,023% in the quarter ended September 30, 2005 as compared with the same quarter during 2004. This percentage increase in freight transportation expense was approximately the same as the percentage increase in revenue indicating that our gross margin remained constant.

- Selling, general and administrative expenses increased by $540,182 or approximately 52% during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The increase during the quarter ended September 30, 2005 was attributed to the following:

-	Salaries, benefits and consulting fees increased by $386,014 or approximately 63% during the quarter ended September 30, 2005 which consisted increases to:

- Salaries and benefits by $266,290 or approximately 62% to $697,991 in the quarter ended September 30, 2005 from $431,701 during the same quarter of 2004. This increase can be attributed primarily to the $261,181 in salaries and benefits paid to employees of our subsidiaries Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. during the quarter ended September 30, 2005 partially offset to a decrease in the number of employees in our Boca Raton, Florida operation.

- Consulting fees by $119,723 or approximately 65% in the quarter ended September 30, 2005 to $302,806 from $183,083 during the same quarter of 2004. This increase was attributed to higher consulting fees, primarily in the forms of common stock and warrants, paid to a greater number of consultants to provide the Company with additional management consulting services than in the same quarter of 2004.

-
Other selling, general and administrative expenses increased by $154,168 or approximately 37% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The most significant contributors to this increase were:

-
Expenses of $195,181 incurred by our subsidiary Commodity Express Transportation during the quarter ended September 30, 2005 as compared with no expenses during the same period of 2004 which was prior to it commencing operations.

-
Expenses of $35,561 incurred by our subsidiary Power2Ship Intermodal during the quarter ended September 30, 2005 as compared with no expenses during the same period of 2004 which was prior to it commencing operations.

These increases were partially offset by a decrease of $76,574 in expenses incurred by our Boca Raton, Florida operation. The most significant contributors to this decrease were:

-
Advertising and marketing expenses, including convention and trade show expenses, which decreased by $53,696 or approximately 85% to $9,338 during the quarter ended September 30, 2005 from $63,035 during the same quarter of 2004. This decrease was a result of management’s decision to temporarily curtail our contractual arrangement with an outside public relations firm, advertising our products and services to shippers and carriers in trade publications, transportation industry websites and other media and to reduce our attendance at regional and national trade shows.

TOC

-
Legal fees and expenses which decreased by $54,262 or approximately 71% to $22,130 during the quarter ended September 30, 2005 from $76,392 during the same quarter of 2004. This decrease resulted from our requiring less legal services to prepare and review agreements and other documents incurred in the ordinary course of business including our required public filings, customer contracts and securities offerings and to represent us in various legal proceedings. In addition, we incurred significant legal expenses during the quarter ended September 30, 2004 related to the preparation of our registration statement on Form SB-2.

These decreases were partially offset by increases in:

-
Accounting expenses of $16,010 or approximately 49% to $49,007 during the quarter ended September 30, 2005 from $32,997 during the same quarter of 2004 primarily as a result of the expense for the audit of Commodity Express Transportation, Inc. for the two year period prior to our acquisition of certain of its assets, and

-
Bank services charges of $11,783 during the quarter ended September 30, 2005 from $256 during the same quarter of 2004 primarily as a result of the increase in transaction fees paid to our vendor that electronically pays our carriers.

Other Income (Expenses)

Total other expenses increased by $270,137 or approximately 137% during the quarter ended September 30, 2005 as compared with the same quarter of 2004. This increase primarily resulted from an increase in interest expense of $274,458 or approximately 139%. The higher interest expense during the quarter ended September 30, 2005 was associated with our:

-
Issuances during or after the quarter ended September 30, 2004 including $1,000,000 of 5% Series B secured convertible debentures in September 2004, $110,000 of 5% unsecured short term promissory notes in October and November 2004 and $482,500 of 10% unsecured short term promissory notes in January and February 2005

-	$1,000,000 revolving line of credit which began in December 2004 and

-	Amortization of deferred financing costs and discounts on notes payable of $235,618 and $62,278, respectively compared with $91,081 and $22,737 during the same quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses and negative cash flows from operations since our inception. As of September 30, 2005, we had an accumulated deficit of $20,213,804, a stockholders' deficit of $1,374,274, and our independent auditors’ report on our financial statements for fiscal year 2005 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

At September 30, 2005, we had a working capital deficit of $2,191,533 as compared with a working capital deficit of $38,477 at June 30, 2005. This $2,153,056 decrease in working capital during this quarter was attributed to a $438,083 increase in current assets that was more than offset by a $2,591,139 increase in current liabilities. The change in current assets consisted of increases in cash of $91,816, accounts receivable of $337,477 and prepaid insurance of $8,790. The change in current liabilities consisted of increases in the current portion of convertible

TOC

notes payable of $2,135,265, accounts payable and accrued expenses of $328,384, accrued salaries of $32,319 and an increase in the outstanding balance of our line of credit of $125,171 that partially were offset by a decrease in short term notes payable of $30,000.

During the quarter ended September 30, 2005, our cash balance increased by $91,816. This increase was the result of $932,671 provided by financing activities that partially was offset by $716,360 used in operating activities and $124,495 used in investing activities. This compared with a decrease in our cash balance of $303,374 during the quarter ended September 30, 2004 as a result of $1,091,375 used in operating activities and $96,999 used in investing activities that partially were offset by $885,000 provided by financing activities.

During the quarter ended September 30, 2005, we used $716,360 in operating activities which was made up of our net loss of $1,157,711, changes in operating assets and liabilities of $98,823 and a decrease in allowance for doubtful accounts of $17,997 that partially were offset by depreciation and amortization of $424,890 and issuances of our common stock, options and warrants as payment for services, interest and compensation of $133,281. This compared with $1,091,375 used in operating activities during the quarter ended September 30, 2004 which consisted of our net loss of $1,153,448 and changes in operating assets and liabilities of $228,297 that partially were offset by depreciation and amortization of $158,730 and issuances of our common stock, options and warrants as payment for services, interest and compensation of $131,640.

The $124,995 cash used in investing activities during the quarter ended September 30, 2005 consisted of $93,328 for development of our internal use software and $31,167 for purchases of property and equipment. This compared with $96,999 used in investing activities during the quarter ended September 30, 2004 which consisted of $87,187 for development of our internal use software and $9,812 for purchases of property and equipment.

During the quarter ended September 30, 2005, we generated net cash from financing activities of $932,671 which consisted of net proceeds of $807,500 from the issuance of units consisting of common stock and warrants and $125,171 from our revolving line of credit. This compared with net cash provided by financing activities of $885,000 during the quarter ended September 30, 2004 which consisted of net proceeds of $900,000 from the issuance of convertible promissory notes less $15,000 from the repayment of promissory notes.

We estimate that the $929,569 we had on hand at September 30, 2005 and, since October 1, 2005, our receipt of $320,000 in net proceeds pursuant to our unit offering, the exchange of a $100,000 short-term note payable for four units in our current offering, an expected decrease in cash used in operations as a result of our increasing transportation and MobileMarket™ revenue and additional borrowings from our $1,000,000 revolving credit facility will be sufficient to fund our operating activities for approximately sixty to ninety days from the date of filing this Form 10-QSB. Thereafter, we will need additional working capital to fund our operations.

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

TOC

In July 2005 we terminated our Standby Equity Distribution Agreement and several other related agreements with Cornell Capital Partners.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective and that there are no occurrences during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July and September 2005, we sold approximately 28 units of our securities to twenty-one investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D of that act. Each unit consisted of 200,000 shares of common stock and a warrant to purchase 200,000 shares of common stock for a total issuance of 5,583,333 shares of common stock and warrants to purchase 5,583,333 shares of common stock. Each warrant is exercisable until July 31, 2008 at an exercise price of $0.15 per share, subject to adjustment in the event that our outstanding share of common stock hereafter are changed into or exchanged for a different number or kind of shares or other securities of the company or of another corporation by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split or stock dividend. Clayton, Dunning & Company, Inc., Prestige Financial Center, Inc. and Newbridge Securities Corporation, member firms of the National Association of Securities Dealers, Inc., acted as selling agents for us and were paid a sales commission of 10% on all units sold by them. The units also were sold through the Company’s officers who received no sales commissions. We received net proceeds of $1,832,852 after payment of commissions and other costs related to the offering. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

In July and August 2005 we issued 2,280,000 shares of common stock to two consultants as compensation pursuant to agreements to provide us with a variety of management consulting services. These shares were recorded at their fair market value of $434,920 which were recorded as deferred compensation and will be expensed over the terms of their respective agreements. Inasmuch as these consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Between October 1, 2005 and the filing of this report, we sold approximately 15 units of our securities to seven investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D of that act. Each unit consisted of a $25,000 Series C convertible debenture and a warrant to purchase 333,333 shares of common stock for a total issuance of warrants to purchase 4,933,333 shares of common stock. The debentures mature on their respective one-year anniversaries, earn interest at the rate of 10% per annum, are convertible into common stock at the greater of $0.15 per share or 50% of the average closing price of the common stock for the five trading days immediately preceding the conversion date and are required to be repaid prior to maturity if the Company raises at least $5,000,000 in aggregate proceeds from sales of its securities following completion of the unit sale of which the debentures are a part, subject to the holders’ conversion rights. Each warrant is exercisable until October 31, 2008 at an exercise price of $0.15 per share, subject to adjustment in the event that our outstanding share of common stock hereafter are changed into or exchanged for a different number or kind of shares or other securities of the company or of another corporation by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split or stock dividend. The units were sold through the Company’s officers who received no sales commissions. We received net proceeds of $270,000 after payment of costs related to the offering from six of the investors and one investor exchanged their $100,000 unsecured promissory note for four units. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

TOC

In November 2005 we issued three-year warrants to purchase 1,750,000 shares of common stock exercisable at $0.15 per share to three consultants to provide various management consulting services. These warrants were recorded as deferred compensation at their fair market value of $186,720 which will be expensed over the terms of their respective agreements. Inasmuch as these consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In November 2005 we issued 100,000 shares of common stock to one consultant to provide various management consulting services. These shares were recorded as deferred compensation at their fair market value of $13,000 which will be expensed over the term of the agreement. Inasmuch as these consultants were sophisticated investors, could bear the economic risk of the common stock and had access to applicable information pertaining to the Company, the transactions were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

TOC

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 21, 2005 POWER2SHIP, INC. By: /s/ Richard Hersh Richard Hersh Chief Executive Officer, principal executive officer and principal financial and accounting officer

TOC