Form 10QSB
period 2005-12-31
POWER2SHIP INC
filed 2006-02-21
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
              (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 13, 2006, the number of outstanding shares of the issuer’s common stock was 80,070,654.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheet, December 31, 2005	3

Consolidated Statements of Operations, Three and Six Months Ended
December 31, 2005 and 2004	4

Consolidated Statements of Cash Flows, Six Months Ended
December 31, 2005 and 2004	5

Notes to Consolidated Financial Statements for the Six Months Ended
December 31, 2005	6

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

POWER2SHIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$1,196,847
Accounts receivable, net of allowance of $30,920	1,426,659
Prepaid expenses	92,034
Total current assets	2,715,540

Property and equipment	607,811
Less: accumulated depreciation	(190,303)
Net property and equipment	417,508

Software development costs, net of accumulated amortization
of $126,293	884,744
Deferred financing costs	185,098
Intangible assets, net of accumulated amortization of $183,513	459,773
Restricted cash for interest on debentures	2,308
Other assets	547,016

Total assets	$5,211,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable - short term	$920,000
Current portion of convertible notes payable less discount of $588,963	3,183,037
Line of credit	288,828
Accounts payable	1,548,209
Accrued expenses	568,533
Accrued salaries	231,633
Total current liabilities	6,740,240

Long term debt:
Long term notes payable	91,667
Convertible note payable to related party	115,000
Total liabilities	6,946,907

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 shares authorized:
Series B convertible preferred stock, $.01 par value, 200,000
shares authorized; 158,200 shares issued and outstanding	1,582
Series C convertible preferred stock, $.01 par value, 20,000
shares authorized; 832 shares issued and outstanding	8
Series Y convertible preferred stock, $.01 par value, 87,000
shares authorized; 87,000 shares issued and outstanding	870
Common stock, $.001 par value, 250,000,000 shares
authorized; 75,088,471 issued and outstanding	75,088
Deferred compensation	(539,671)
Additional paid-in capital	19,985,757
Accumulated deficit	(21,258,554)

Total stockholders' deficit	(1,734,920)

Total liabilities and stockholders' deficit	$5,211,987

See accompanying notes

POWER2SHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004

Revenue:
Freight transportation	$8,001,444	$736,917	$16,201,042	$1,467,643
Access services	-	180	-	180
Implementation services	-	-	5,668	-

Total revenue	8,001,444	737,097	16,206,710	1,467,823

Operating expenses:
Freight transportation	7,112,211	658,282	14,432,467	1,310,054
Selling, general and administrative:
Salaries, benefits and consulting fees	999,201	519,235	2,000,029	1,134,049
Other selling, general and administrative	573,557	408,611	1,148,190	829,075

Total operating expenses	8,684,969	1,586,128	17,580,686	3,273,178

Loss from operations	(683,525)	(849,031)	(1,373,976)	(1,805,355)

Other income (expense):
Gain on asset disposal	-	-	1,415	-
Interest expense, net	(361,225)	(222,545)	(832,806)	(419,668)
Other income	-	571	2,906	571

Total other expense	(361,225)	(221,974)	(828,485)	(419,097)

Net loss	$(1,044,750)	$(1,071,005)	(2,202,461)	$(2,224,452)

Loss per share-basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)

Weighted average shares outstanding
- basic and diluted	74,666,383	39,776,956	71,996,823	39,129,646

See accompanying notes

POWER2SHIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,202,461)	$(2,224,452)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	53,724	24,686
Amortization of software development costs	27,046	27,046
Amortization of intangible asset	64,876	47,085
Amortization of deferred compensation	189,149	13,875
Amortization of deferred financing costs	301,429	193,284
Amortization of discount on notes payable	181,595	45,474
Increase in allowance for doubtful accounts	62	-
Issuance of stock options and warrants
for services and conversion	54,851	61,286
Issuance of stock for services, interest and litigation settlement	106,060	129,299
Changes in operating assets and liabilities:
Increase in receivables	(305,294)	(117,338)
Decrease in prepaid expenses	7,561	43,400
Decrease (increase) in other assets	(178,018)	92,725
Increase (decrease) in accounts payable and accrued expenses	547,783	(11,529)

Net cash used in operating activities	(1,151,637)	(1,675,159)

Cash flows from investing activities:
Disbursement of cash for note receivable	-	(100,000)
Purchases of property and equipment	(77,303)	(9,812)
Capitalized costs of software development	(186,634)	(179,284)

Net cash used in investing activities	(263,937)	(289,096)

Cash flows from financing activities:
Proceeds from convertible promissory notes net of costs of $0
and $100,000, respectively	320,000	900,000
Proceeds from promissory notes	400,000	110,000
Proceeds from notes receiveable	50,000	-
Repayments of promissory notes	-	(30,000)
Proceeds from line of credit net of costs of $0 and $24,305, respectively	172,168	166,654
Proceeds from sale of common stock and warrants net of costs of $0
and $0 respectively	832,500	-

Net cash provided by financing activities	1,774,668	1,146,654

Net increase (decrease) in cash and cash equivalents	359,094	(817,601)

Cash and cash equivalents, beginning of period	837,753	832,130

Cash and cash equivalents, end of period	$1,196,847	$14,529

See accompanying notes

POWER2SHIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is an information technology company that has developed the P2S MobileMarket™, an Internet-based, patent-pending software application that captures, processes and displays transportation information, forecasts the availability of transportation assets, and matches that future capacity with freight that needs to be transported throughout the United States. In addition, the freight and transportation assets can be tracked while in transit if their location is provided to the P2S MobileMarket™ either by i) electronic transmissions communicated by wireless devices which may be installed in the transportation assets or ii) by manual input through the P2S MobileMarket™ Website. The Company’s management believes that this matching and tracking capability and providing other logistics information through the P2S MobileMarket™ enables our member shippers and carriers to make better informed transportation decisions and improves the efficiency of their supply chain.

Since March 2003, the Company’s primary source of revenue has been providing transportation services for shippers’ inbound and outbound freight both as a freight broker and, since March 2005, by utilizing its own transportation equipment. In order to be a principal in these types of transportation transactions, the Company applied for, and obtained, licenses from the United States Department of Transportation, Federal Motor Carrier Safety Administration, both as a broker arranging for transportation of freight by motor vehicle and as a carrier when operating its own transportation assets. Also in fiscal year 2003, the Company began providing some of its large shipper customers with software development and customization services to interface their existing software with the P2S MobileMarket™. Currently, Power2Ship offers a wide range of other logistics services that reduce or eliminate supply chain inefficiencies to its current and prospective shipper customers.

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. (“CXT”), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT operates a fleet of approximately 85 tractors, including 45 that it owns and 40 from owner-operators with whom it has independent contractor’s lease agreements, and 285 trailers. Also, CXT rents a 137,000 square foot distribution facility in South Carolina to provide warehousing services for its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. See Note 13 - “Acquisitions” for further details related to this transaction.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. (“P2SI”), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. P2SI is a non-asset based drayage company that arranges for the transportation of freight containers arriving at various ports and rail terminals. It has contracts with independent transportation agents in Port Newark, New Jersey and Charlotte, North Carolina who have relationships with various shipper customers. P2SI matches these shippers’ requirements with the transportation assets of approximately 20 owner-operators with whom it has independent contractor’s lease agreements.

The accompanying unaudited financial statements for the period ended December 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2006.

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

Loss Per Common Share
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had outstanding options, warrants and shares issuable upon conversion of outstanding convertible debt and preferred stock totaling 99,775,003 and 39,744,202 as of December 31, 2005 and 2004, respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

The following table presents pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options and warrants granted:

	Six Months Ended December 31,
	2005	2004

Loss available to common shareholders, as reported	$(2,202,461)	$(2,224,452)

Add: Stock compensation expense to employees
included in reported net loss, net of related tax effects	-	-

Deduct: Total stock compensation expense to employees
expense determined under fair value based
method for all awards, net of related tax effects	(25,908)	(41,513)
	_________	_________
Pro forma loss available to common shareholders	(2,228,369)	(2,265,965)
	========	========
Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.06)
	=====	=====
Basic and diluted - pro forma	$(0.03)	$(0.06)
	====	====

Research and Development
Research and development costs are expensed as incurred. No research and development expenses were incurred for the quarters ended December 31, 2005 and 2004.

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

At December 31, 2005 and 2004, the net book value of capitalized software was $884,744 and $569,702, respectively. Amortization expense for the six months ended December 31, 2005 and 2004 was $27,046 and $27,046, respectively.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At December 31, 2005, the Company's cash balances exceeded the insured limits by approximately $1 million. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at December 31, 2005. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Advertising and marketing
Advertising and marketing is expensed as incurred. Advertising and marketing expenses, including convention and trade show expenses, for the six months ended December 31, 2005 and 2004 were $50,033 and $134,743, respectively.

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

NOTE 3 - CONCENTRATIONS

During the quarter ended December 31, 2005, one customer accounted for 53% of the Company’s revenue. No other customer accounted for more than 10% of revenue and no customers accounted for more than 10% of accounts receivable.

NOTE 4 - NOTE RECEIVABLE

In May 2005, the Company loaned $50,000 to an unrelated third party that issued the Company a short-term promissory note with a term of sixty days and an interest rate of 10%. The note was repaid with interest in October 2005.

NOTE 5 - INTANGIBLE ASSETS

In March 2005, the Company allocated $77,374 of the purchase price for certain assets of Commodity Express Transportation, Inc. and $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer lists of these businesses. These intangible assets are being amortized over their estimated useful lives of 5 years. The Company recorded amortization expense for the six months ended December 31, 2005 and 2004 of $21,385 and $0, respectively. At December 31, 2005, future amortization expense for these intangible assets is expected to be as follows:

2006	$53,422
2007	82,395
2008	82,395
2009	82,395
2010	80,243
$380,850
=======

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company’s common stock that is to be issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company’s intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense for the six months ended December 31, 2005 and 2004 of $56,502 and $47,085, respectively.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In December 2005, the Company issued a $400,000 unsecured debenture to one accredited investor. The maturity date of the debenture is May 15, 2006 on which date the principal and a $40,000 transaction fee are due and payable. The lender received a five-year warrant to purchase 1,000,000 shares of common stock for $.07 per share that expires on December 30, 2010. The fair value of this warrant was estimated on its grant date using the Black-

Scholes option-pricing model when the market price was $.07 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a five year expected life. The warrant was valued at $68,200 which was recorded as a discount on notes payable and is being amortized as interest expense over the term of the debenture.

In October and November 2005, the Company issued $420,000 of its Series C 10% unsecured, convertible debentures to eight accredited investors in consideration for $320,000 and the forgiveness of a $100,000 unsecured promissory note. The maturity dates of the debentures are the earlier to occur of the one-year anniversary of the debentures or the date the Company receives at least $5,000,000 in aggregate proceeds from subsequent financings. In addition, the lenders received three-year warrants to purchase an aggregate of 5,600,000 shares of common stock for $0.15 per share. The fair value of these warrants was estimated on their grant dates using the Black-Scholes option-pricing model when the market prices ranged from $.13 to $.15 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a three year expected life. Since these warrants were valued at $700,133, which exceeded the principal amount of the debentures, the discount on notes payable was limited to $420,000 and is being amortized as interest expense over the term of the debentures. The conversion price per share is the greater of i) $0.15 or ii) 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date. However, in the event the Company sells unregistered shares of its common stock, excluding shares underlying employee options or shares issued in connection with a merger or acquisition, for less than $0.15 per share, then the conversion price for any outstanding debentures automatically changes to the greater of i) 50% of the average closing price of the Common Stock on the Over-the-Counter Bulletin Board or such other quotation system as the Common Stock may be principally quoted for the ten (10) trading days immediately preceding the date that Holder provides written notice to Company of their intent to exercise the conversion provision or ii) the lowest price per share paid by any investor for the Company’s unregistered shares of common stock at any time between the date of issue of the Debenture and the conversion date. Since the Company sold shares of its common stock for $.10 per share in December 2005, a beneficial conversion feature was realized which, in this case, is not recorded since the discount on notes payable associated with the warrants already equaled the principal amount of the debentures.

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. As of December 31, 2005, the Company has recorded $100,000 of this obligation as current, and $91,667 as long term notes payable.

In January 2005, the Company issued a 10% unsecured, three-month, promissory note for $100,000 to one accredited investor. The Company obtained a waiver from the investor as to the repayment of $100,000 of principal and accrued interest on its maturity date, as amended, and their consent to extend the maturity date of the note until December 31, 2005. In November 2005, the investor forgave the note in exchange for $100,000 of a 10% unsecured convertible debenture and a three-year warrant to purchase 1,333,333 shares of common stock for $0.15 per share.
The maturity date of the debenture is the earlier to occur of the one-year anniversary of the debenture or the date the Company receives at least $5,000,000 in aggregate proceeds from subsequent financings. The conversion price per share is the greater of $0.15 or 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date.

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

In June and September 2004, the Company issued a total of $2,000,000 of its Series B 5% secured convertible debentures to one accredited investor. The maturity dates of these debentures are their respective two-year anniversaries. Interest accrues at the rate of 5% per annum during the term of the debentures unless converted or redeemed prior to their maturity dates. The Company paid $225,000 in commissions and expenses related to these debentures that were accounted for as deferred financing costs and are being amortized as interest expense over the term of the debentures. Any portion of the outstanding balance of the debentures may be converted by the holder at any time into common stock at a conversion price per share equal to the lesser of $0.456 or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debentures at any time by providing three days notice and paying a premium of up to 20% of the amount being redeemed in a combination of cash and common stock. The Company has provided the debenture holder with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. The Company may be in default under certain covenants contained in the debenture and agreements related thereto. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the investor under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the investor. Any default would permit the investor, in its sole discretion, to accelerate full repayment of the $2,000,000 in principal and accrued interest thereon, claim an indeterminate amount of penalties and perhaps result in acceleration of other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

Also in June 2004, the Company issued an aggregate of 816,260 shares of its common stock valued at $310,179 to the same investor that purchased the Series B unsecured convertible debentures and a placement agent upon entering into a Standby Equity Distribution Agreement and related agreements with the investor. The value of these shares was accounted for as deferred financing costs that are being amortized as interest expense over a two-year term. In July 2005, the Standby Equity Distribution Agreement and related agreements were terminated and the unamortized deferred financing costs of $155,090 were amortized as interest expense.

In March and April, 2004, the Company issued $1,747,000 of its 14.25% secured convertible debentures to 35 accredited investors and paid commissions and expenses of $227,110 accounted for as deferred financing costs that are being amortized as interest expense over the terms of the debentures. In addition, the Company issued 873,500 warrants valued at $108,160 and 131,025 common shares valued at $55,031 to the lenders accounted for as interest expense. The debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The debentures may be converted by the holders at any time into common stock at a conversion price per share of $0.2673. EITF 98-5 requires that a beneficial conversion feature be recognized when the conversion price is less than the market price at the time the debentures are issued. The Company recognized a beneficial conversion provision of $194,111 that was recorded as a discount on notes payable and is being amortized as interest expense over the remaining terms of the debentures. The Company may redeem the debentures with fifteen days notice at any time, by paying a premium of up to 15% of their original purchase price in a combination of cash and common stock. The Company has provided the debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is subject to a security agreement requiring it to deposit six months of interest on the debentures in a separate account with Newbridge Securities Corporation to be paid to investors in the event of a default. During the quarter ended September 30, 2005, one investor converted $100,000 of their debentures into common stock decreasing the outstanding balance to $1,597,000. The Company may be in default under certain covenants contained in its agreements with the debenture holders. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the debenture holders under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holders. Any default would accelerate the Company’s obligations to the debenture holders in the remaining principal amount of $1,597,000 together with all accrued and unpaid interest thereon and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

In July 2003, the Company issued a promissory note in the amount of $170,000 to a software vendor for licenses to use certain logistics software. The note required the Company to pay $30,000 upon issuing the note followed by 22 consecutive payments of $5,000 on the first of each month from August 2003 through May 2005 for a total of $140,000. All the aforementioned payments were made when due and the $30,000 remaining balance of the note was waived resulting in a write-off of $30,000 against prepaid interest and a gain of $18,111 during fiscal year 2005.

In March 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company’s common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. Given this type of conversion provision, EITF 98-5 specifies that a beneficial conversion feature be recognized based upon the five days preceding the commitment date. This resulted in a beneficial conversion of $175,000 which was treated as a discount on notes payable which is being amortized as interest expense over the term of the debt.

In March 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer upon the forgiveness of $147,520 of accrued salary. During fiscal year 2004, the Company repaid $20,000 of this note decreasing its outstanding balance to $115,000. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company’s common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

During the quarter ended December 31, 2005, two shareholders converted 3,000 shares of Series B preferred stock into 60,000 shares of common stock.

Common Stock
During the quarter ended December 31, 2005, the Company issued an aggregate of 577,000 shares of its common stock. This total issuance consisted of 250,000 shares sold to one investor pursuant to the Company’s unit offering for which it received $25,000 of net proceeds, 267,000 shares issued to three consultants valued at $32,360 pursuant to consulting agreements and 60,000 shares issued to two shareholders upon conversion of their Series B preferred stock. For the six months ended December 31, 2005, the Company recorded $585,225 in deferred compensation for the shares issued as compensation pursuant to agreements and amortized $189,149 as consulting expenses.

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

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

Weighted average:	2006	2005
Dividend yield	None	None
Expected volatility factor	172%	94%
Approximate risk free interest rates	6.88%	4.75%
Expected lives, in years	3	3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

Stock options

A summary of the stock option activity is as follows:

	Weighted
	Average
	Exercise	Number	Exercise Price
	Price	of Options	Per Option

Outstanding options at June 30, 2005	$0.37	17,707,517	$0.25 - $1.01
Granted	$0.15	54,000	$0.15
Expired	$0.51	(1,246,923)	$0.38 - $0.50
Cancelled	--	--	--
Outstanding options at December 31, 2005	$0.36	16,514,594	$0.15 - $1.01

Exercisable options at December 31, 2005	$0.36	16,377,094	$0.15 - $1.01

The following table summarizes information concerning stock options outstanding at December 31, 2005.

		Weighted	Weighted
	Number of	Average	Average
	Options	Remaining	Exercise
Range of Exercise Price	Outstanding	Life in Years	Price
$0.15	54,000	1.98	$0.15
$ 0.25 - $0.40	15,935,594	1.53	$0.34
$ 0.50 - $0.52	225,000	0.72	$0.55
$.1.01	300,000	1.79	$1.01
	16,514,594

The following table summarizes information concerning stock options exercisable at December 31, 2005.
		Weighted
		Average
	Number of	Exercise
Range of Exercise Price	Options	Price
$ 0.15	54,000	$0.15
$ 0.25 - $0.40	15,798,094	$0.34
$ 0.50 - $0.52	225,000	$0.50
$ 1.01	300,000	$1.01
	16,377,094

Warrants

A summary of the warrant activity is as follows:
	Weighted
	Average
	Exercise	Number of	Exercise Price
	Price	Warrants	Per Warrant

Outstanding warrants at June 30, 2005	$0.28	30,483,206	$0.15 - $2.00
Granted	$0.14	14,383,333	$0.07 - $0.15
Cancelled	$0.50	(1,250,000)	$0.50
Expired	$0.75	(145,658)	$0.75

Outstanding warrants at December 31, 2005	$0.23	43,470,881	$0.07 - $2.00

Exercisable warrants at December 31, 2005	$0.22	42,450,881	$0.07 - $2.00

The following table summarizes information concerning warrants outstanding at December 31, 2005:

		Weighted	Weighted
		Average	Average
	Number of	Remaining	Exercise
Range of Exercise Price	Warrants	Life in Years	Price
$ 0.07 - $0.15	35,265,668	2.46	$0.15
$ 0.20 - $0.74	5,908,314	1.89	$0.42
$ 0.75 - $2.00	2,296,899	0.90	$0.99

	43,470,881

The following table summarizes information concerning warrants exercisable at December 31, 2005:

		Weighted
		Average
	Number of	Exercise
Range of Exercise Price	Warrants	Price

$ 0.07 - 0.15	35,265,668	$0.15
$ 0.20 - $0.74	4,888,314	$0.40
$ 0.75 - $2.00	2,296,899	$0.99

	42,450,881

NOTE 8 - ACQUISITIONS

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

The following Pro Forma Combined Financial Statement of Power2Ship, Inc., Commodity Express Transportation, Inc. and GFC, Inc. gives effect to the acquisitions of certain assets of Commodity Express Transportation, Inc. and GFC, Inc. under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if they had occurred on July 1, 2004. This pro forma statement is presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

Pro Forma Combined Statement of Operations for the Six Months Ended December 31, 2004

		Commodity		Pro Forma
	Power2Ship	Express	GFC	Adjustments	Pro Forma
Revenue:
Freight transportation	$1,467,643	$7,789,673	$3,013,396	$-	$12,270,712
Implementation services	180	-	-	-	180
-			-	-	-
Total revenue	1,467,823	7,789,673	3,013,396	-	12,270,892

Operating expenses:
Freight transportation	1,310,054	6,864,111	2,484,357	-	10,658,522
Selling, general and administrative:
Salaries, benefits and consulting fees	1,134,049	543,372	180,956	-	1,858,377
Other selling, general and administrative	829,075	318,961	309,711	-	1,457,747

Total operating expenses	3,273,178	7,726,444	2,975,024	-	13,974,646

Loss from operations	(1,805,355)	63,229	38,372	-	(1,703,754)

Other income (expense):
Forgiveness of debt	-	-	-	-	-
Interest expense, net	(419,668)	(115,021)	(57,034)	-	(591,723)
Other income	571	-	-	-	571

Total other expense	(419,097)	(115,021)	(57,034)	-	(591,152)

Net loss	$(2,224,452)	$(51,792)	$(18,662)	$-	$(2,294,906)

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company:

-
sold 17.1 units consisting of 4,275,000 shares of common stock and three-year warrants to purchase a total of 4,275,000 shares of common stock exercisable at $0.10 per share and received net proceeds of $427,500 from 18 investors;

-
issued 512,640 shares of common stock and three-year warrants to purchase 1,012,640 shares of common stock exercisable at $0.15 per share to three consultants to provide various management consulting services; and

-	issued 169,544 shares of common stock to one holder of $25,000 principal amount of the Company’s Series C convertible debentures.

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

We began providing our freight transportation and implementation services in October 2002 and we began providing logistics information access services in March 2003. A key component of our business model is building our customer base so that we have a sufficient number of shippers and carriers utilizing our Web-based P2S MobileMarket™ system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. We have been able to increase the number of shipper customers from whom we generated revenue from eight at December 31, 2004 to 27 at December 31, 2005. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries. Further, in July 2005, we disclosed the start of a pilot program with International Paper to enable one of their core carriers to become e-commerce compliant by installing the P2S MobileMarket system in their trucks. We can provide no assurance, however, as to the amount of revenue, if any, we will generate from such customers, since these agreements do not commit them to using us for any specific volume of transportation services.

We are presently able to identify available capacity among our carrier customers to move only a very small percentage of these loads. Given the tens of thousand of transportation routes in the U.S., in order to have the P2S MobileMarket™ be successful we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer’s inbound and outbound transportation business. We spent $50,033 in the six months ended December 31, 2005 compared to $134,743 in the six months ended December 31, 2004 in advertising and marketing our services to potential carriers and shippers utilizing trade publications, transportation industry websites and direct mail as well as company participation in industry trade shows and trade organizations. We intend to curtail most of our marketing expenditures for the remainder of fiscal year 2006 unless we raise sufficient capital to increase our marketing efforts for which no assurances can be given.

As of December 31, 2005, approximately 2,095 carriers had registered on our website to become members. Of the 2,095 carriers that are currently registered to participate in our MobileMarket™, approximately 1,907 have entered into carrier agreements with us. We have used approximately 496 of these carriers to transport freight for our shipper customers.

Our business model also includes the pursuit of mergers, acquisitions and joint ventures of strategic, trucking companies and other transportation-related providers. During the quarter ended March 31, 2005, we consummated the acquisitions of Commodity Express Transportation, Inc. and GFC, Inc. as described in Note 8 to the financial statements in this Form 10-QSB. These transactions resulted in our gaining additional trucking capacity for our existing shipper customers without incurring any additional marketing expense and obtaining new shipper customers. In addition, the acquisition of Commodity Express Transportation, Inc., which had the federal operating authorities required to operate as a trucking company, enables us to recruit truck owner-operators to increase our trucking capacity. Our ability to pursue additional transactions is subject to the availability of sufficient capital as may be necessary. While we have identified potential targets for additional mergers, acquisitions or joint ventures, we have not signed any definitive agreements with any parties as of the date of this report and we cannot assure you we will be successful in consummating any transactions with any of these targets.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2005 compared to the Six Months Ended December 31, 2004

Revenue

Total revenue generated during the six months ended December 31, 2005 increased by $14,738,887 as compared with total revenue generated during the six months ended December 31, 2004. The increase during the six months ended December 31, 2005 was attributed to higher freight transportation revenue generated from:

-
Commodity Express Transportation, Inc., our subsidiary which began operations upon consummating an asset purchase in March 2005, that had revenue of $12,373,377 versus no revenue during the same six months of 2004 which was prior to the asset purchase;

-
Power2Ship Intermodal, Inc., our subsidiary which began operations upon consummating an asset purchase in March 2005, that had revenue of $1,976,866 versus no revenue during the same six months of 2004 which was prior to the asset purchase; and

-
Power2Ship which had an increase of $388,644 or approximately 26.5% to $1,850,467 versus $1,467,823 in the same six months of 2004 as a result of growth of revenue from existing customers such as Tire Kingdom and Carroll Tire and additional revenue from several new shipper customers.

Revenue from access services and implementation services during the six months ended December 31, 2005 was $5,668 versus $180 during the same six months of 2004. Access services provide unlimited use of the information available through the Power2Ship MobileMarket™ for a fixed monthly fee. Implementation services generally involve software development related to the design, programming and testing of a custom developed interface to the Power2Ship MobileMarket™.

During the six months ended December 31, 2005, one customer accounted for 53% of the Company’s revenue. Our agreement with this customer may be cancelled upon thirty days notice Because of the significant nature of the revenue from this customer to our results of operations, however, the loss of this customer, prior to our obtaining a comparable amount of revenue from additional customers, could have a material adverse effect on our business operations and prospects.

Operating Expenses

Total operating expenses incurred during the six months ended December 31, 2005 increased by $14,307,508 or approximately 437% compared to the six months ended December 31, 2004. The increase during the six months ended December 31, 2005 was attributed to the following:

- Freight transportation expenses, consisting of direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies we hired to move loads for our shipper customers, increased by $13,122,413 in the six months ended December 31, 2005 as compared with the same six months during 2004. This percentage increase in freight transportation expense was approximately the same as the percentage increase in revenue indicating that the gross margin on freight transportation services was approximately the same in both periods.

- Selling, general and administrative expenses increased by $1,185,095 or approximately 60.4% during the six months ended December 31, 2005 compared to the six months ended December 31, 2004. The increase during the six months ended December 31, 2005 was attributed to the following:

-	Salaries, benefits and consulting fees increased by $865,980 or approximately 76.4% during the six months ended December 31, 2005 which consisted of increases to:

- Salaries and benefits by $630,324 or approximately 74.4% to $1,477,319 in the six months ended December 31, 2005 from $846,995 during the same six months of 2004. This increase can be attributed primarily to the $586,538 in salaries and benefits paid to employees of our subsidiaries Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. during the six months ended December 31, 2005 compared to the same six months of 2004 which was prior to our asset purchases that began the operations of Commodity Express Transportation and Power2Ship Intermodal.

- Consulting fees by $235,656 or approximately 82% in the six months ended December 31, 2005 to $522,710 from $287,054 during the same six months of 2004. This increase was attributed to higher consulting fees, primarily in the forms of common stock and warrants, paid to a greater number of consultants to provide the Company with additional management consulting services than in the same six months of 2004.

-
Other selling, general and administrative expenses increased by $319,115 or approximately 38.5% during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. The most significant contributors to this increase were:

-
Expenses of $439,755 incurred by our subsidiary Commodity Express Transportation during the six months ended December 31, 2005 as compared with no expenses during the same period of 2004 which was prior to it commencing operations.

-
Expenses of $56,944 incurred by our subsidiary Power2Ship Intermodal during the six months ended December 31, 2005 as compared with no expenses during the same period of 2004 which was prior to it commencing operations.

These increases were partially offset by a decrease of $177,584 or approximately 21.4% in other selling, general and administrative expenses incurred by our Boca Raton, Florida operation. The most significant contributors to this decrease were:

-
Advertising and marketing expenses, including convention and trade show expenses, which decreased by $84,710 or approximately 62.9% to $50,033 during the six months ended December 31, 2005 from $134,743 during the same six months of 2004. This decrease was a result of management’s decision to stop using an outside public relations firm, to temporarily curtail advertising our products and services to shippers and carriers in trade publications, transportation industry websites and other media, and to reduce our attendance at regional and national trade shows.

-
Legal fees and expenses which decreased by $92,617 or approximately 71.0% to $37,841 during the six months ended December 31, 2005 from $130,458 during the same six months of 2004. This decrease resulted from our requiring less legal services to prepare and review agreements and other documents incurred in the ordinary course of business including our required public filings, customer contracts and securities offerings and to represent us in various legal proceedings. In addition, we incurred significant legal expenses during the six months ended December 31, 2004 related to the preparation of our registration statement on Form SB-2 and amendments thereto.

These decreases were partially offset by increases in:

-
Bank services charges of $28,990 to $29,408 during the six months ended December 31, 2005 from $418 during the same six months of 2004 primarily as a result of the increase in transaction fees paid to the vendor that electronically pays our carriers.

Other Income (Expenses)

Total other expenses increased by $409,388 or approximately 97.7% during the six months ended December 31, 2005 as compared with the same six months of 2004. This increase primarily resulted from an increase in interest expense of $413,138 or approximately 98.4%. The higher interest expense primarily was associated with interest incurred by:

-
Amortization of deferred financing costs and discounts on notes payable which increased by $244,266 to $483,024 during the six months ended December 31, 2005 from $238,758 during the same six months of 2004 and

-
Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc. which had interest expenses of $132,399 and $37,451, respectively, compared with no interest expenses during the same period of 2004 as this was prior to their commencing operations.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses and negative cash flows from operations since our inception. As of December 31, 2005, we had an accumulated deficit of $21,258,554, a stockholders' deficit of $1,734,920, and our independent auditors’ report on our financial statements for fiscal year 2005 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

At December 31, 2005, we had a working capital deficit of $4,024,700 as compared with a working capital deficit of $38,477 at June 30, 2005. This $3,986,223 decrease in working capital during these six months was attributed to a $606,765 increase in current assets which was more than offset by a $4,592,988 increase in current liabilities. The $606,765 increase in current assets consisted of increases in cash of $359,094 and in accounts receivable of $305,232 offset by a decrease in short term notes receivable of $50,000 and a decrease in prepaid insurance of $7,561. The $4,592,988 increase in current liabilities consisted of increases in short term notes payable of $690,000, in accounts payable and accrued expenses of $464,378, in accrued salaries of $83,405, in the current portion of convertible notes payable of $3,183,037, and in the outstanding balance of our line of credit by $172,168.

During the six months ended December 31, 2005, our cash balance increased by $359,094. This increase was the result of $1,774,668 provided by financing activities that partially was offset by $1,151,637 used in operating activities and $263,937 used in investing activities. This compared with a decrease in our cash balance of $817,601 during the six months ended December 31, 2004 as a result of $1,675,159 used in operating activities and $289,096 used in investing activities that partially were offset by $1,146,654 provided by financing activities.

During the six months ended December 31, 2005, we used $1,151,637 in operating activities which was made up of our net loss of $2,202,461 that partially was offset by depreciation and amortization of $817,819, issuances of our common stock, options and warrants as payment for services, interest and compensation of $160,911, changes in operating assets and liabilities of $72,032 and a $62 increase in allowance for doubtful accounts. This compared with $1,675,159 used in operating activities during the six months ended December 31, 2004 which consisted of our net loss of $2,224,452 that partially was offset by depreciation and amortization of $351,450, issuances of our common stock, options and warrants as payment for services, interest and compensation of $190,585 and changes in operating assets and liabilities of $7,258.

The $263,937 used in investing activities during the six months ended December 31, 2005 consisted of $186,634 for costs of software development and $77,303 for purchases of property and equipment. This compared with $289,096 used in investing activities during the six months ended December 31, 2004 which consisted of $100,000 disbursed to GFC, Inc. prior to our acquisition of certain of its assets, $179,284 for costs of software development and $9,812 for purchases of property and equipment.

During the six months ended December 31, 2005, we generated net cash from financing activities of $1,774,668 which consisted of net proceeds of $720,000 from the issuance of units consisting of unsecured convertible debentures and warrants, $50,000 from repayment of a short term loan to an unrelated party, $172,168 from our revolving line of credit and $832,500 from the issuance of units consisting of common stock and warrants. This compared with net cash provided by financing activities of $1,146,654 during the six months ended December 31, 2004 which consisted of net proceeds of $900,000 from the issuance of convertible promissory notes, $110,000 from the issuance of short term unsecured promissory notes and $166,654 from our revolving line of credit less $30,000 from the repayment of promissory notes.

We estimate that the $1,196,847 we had on hand at December 31, 2005 and our receipt since January 1, 2006 of $427,500 in net proceeds pursuant to our unit offering that closed on February 13, 2006, a projected decrease in cash used in operations as a result of our increasing transportation and MobileMarket™ revenue and additional borrowings from our revolving credit facilities should be sufficient to fund our operating activities for approximately sixty days from the date of filing this report. Thereafter, we will need additional working capital to fund our operations or may be forced to curtail some or all of our operations.

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

In July 2005 we terminated our Standby Equity Distribution Agreement and several other related agreements with Cornell Capital Partners.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective and that there are no occurrences during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During October and November 2005 we issued 250,000 shares of common stock to two consultants to provide various management consulting services valued at $31,000 as compensation pursuant to their respective consulting agreements. The issuances were exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipients were accredited investors. No general solicitation or advertising was used in connection with the transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

Between October and November 2005, we sold approximately 17 units of our securities to seven investors in a private placement exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D of that act. Each unit consisted of a $25,000 Series C convertible debenture, currently convertible into 250,000 shares of common stock, and a warrant to purchase 333,333 shares of common stock for a total issuance of warrants to purchase 5,599,994 shares of common stock. We paid no sales commissions in this offering. We received net proceeds of $320,000 after payment of costs related to the offering from six of the investors and one investor exchanged their $100,000 unsecured promissory note for four units. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

In December 2005 we sold a $400,000 principal amount unsecured debenture with a five-year warrant attached providing the holder with the right to purchase 1,000,000 shares of our common stock for $.07 per share, to one investor in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. We paid no sales commissions in this offering. We received net proceeds of $400,000 from this sale. No general solicitation or advertising was used in connection with this offering. The purchaser had access to business and financial information concerning our company. The purchaser represented that it was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

    Between December 2005 and February 2006, we sold approximately 18 units of our securities to 18 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D of that act. Each unit consisted of 250,000 shares of our common stock and a warrant to purchase 250,000 shares of our common stock for an aggregate purchase of 4,525,000 shares of our common stock and warrants to purchase 4,525,000 shares of common stock. We paid no sales commissions in this offering. We received net proceeds of $452,500 from these sales. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

In February 2006, we issued 262,640 shares of our common stock valued at $39,396 to a law firm as payment for legal services. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient was an accredited investor represented that it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with the transaction, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

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

Date: February 21, 2006 POWER2SHIP, INC. By: /s/ Richard Hersh Richard Hersh Chief Executive Officer, principal executive officer and principal financial and accounting officer