Form 10QSB
period 2006-03-31
POWER2SHIP INC
filed 2006-05-22
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM______ TO ______

                         Commission File Number 0-25753

                                POWER2SHIP, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     87-04496677
             ------                                     -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              903 Clint Moore Road, Boca Raton, Florida 33487-2802
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 998-7557
                                 --------------
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006, the number of outstanding shares of the issuer's common stock was 83,495,960.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
 ______________________________________________________________________________

                                TABLE OF CONTENTS
                                -----------------



                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                                      3

         Consolidated Balance Sheet, March 31, 2006                                             3

         Consolidated Statements of Operations, Three and Nine Months Ended
            March 31, 2006 and 2005                                                             4

         Consolidated Statements of Cash Flows, Nine Months Ended
            March 31, 2006 and 2005                                                             5

         Notes to Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis or Plan of Operation                             21

Item 3.  Controls and Procedures                                                               31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                           31

Item 3.  Defaults Upon Senior Securities                                                       32

Item 4.  Submission of Matters to a Vote of Security Holders                                   32

Item 5.  Other Information                                                                     32

Item 6.  Exhibits                                                                              32

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $       354,302
   Accounts receivable, net of allowance of $34,848                                           3,671,288
   Prepaid expenses                                                                             115,041
                                                                                        ----------------
        Total current assets                                                                  4,140,631

Property and equipment                                                                          629,283
     Less: accumulated depreciation                                                            (217,898)
                                                                                        ----------------
        Net property and equipment                                                              411,385

Software development costs, net of accumulated amortization
     of $139,816                                                                                966,393
Deferred financing costs                                                                        142,286
Intangible asset, net of accumulated amortization of $197,825                                   265,341
Restricted cash for interest on debentures                                                        2,308
Other assets                                                                                    532,693
                                                                                        ----------------
Total assets                                                                            $     6,461,037
                                                                                        ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                                           $       913,000
   Convertible notes payable less discount of $375,063                                        3,346,937
   Convertible note payable to related party                                                    115,000
   Lines of credit                                                                            1,879,995
   Accounts payable                                                                           1,295,709
   Accrued expenses                                                                             884,093
   Accrued salaries                                                                             276,484
                                                                                        ----------------
       Total current liabilities                                                              8,711,218

Long term debt:
   Long term notes payable                                                                       16,500
                                                                                        ----------------
       Total liabilities                                                                      8,727,718

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 158,200  shares issued and outstanding                                   1,582
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 832 shares issued and outstanding                                            8
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding                                      870
   Common stock, $.001 par value, 250,000,000 shares
      authorized; 81,293,960 issued and outstanding                                              81,294
   Deferred compensation                                                                       (396,458)
   Additional paid-in capital                                                                20,740,165
   Accumulated deficit                                                                      (22,694,142)
                                                                                        ----------------
       Total stockholders' deficit                                                           (2,266,681)
                                                                                        ----------------
Total liabilities and stockholders' deficit                                             $     6,461,037
                                                                                        ================

                             See accompanying notes

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended March 31,             Nine months ended March 31,
                                                    --------------------------------------  -------------------------------------
                                                         2006                   2005               2006                   2005
                                                    -----------------   ------------------  ------------------  -----------------
Revenue:
Freight transportation                              $      6,801,040    $       1,473,526   $      23,002,082   $      2,941,169
Access services                                                  702                    -                 702                180
Implementation services                                       15,668                    -              21,336                  -
                                                    -----------------   ------------------  ------------------  -----------------
       Total revenue                                       6,817,410            1,473,526          23,024,120          2,941,349

Operating expenses:
   Freight transportation                                  6,019,275            1,207,628          20,451,742          2,517,682
   Selling, general and administrative:
        Salaries, benefits and consulting fees             1,134,735            1,855,170           3,134,764          2,989,219
        Other selling, general and administrative            654,875              471,362           1,803,065          1,300,437
                                                    -----------------   ------------------  ------------------  -----------------

       Total operating expenses                            7,808,885            3,534,160          25,389,571          6,807,338
                                                    -----------------   ------------------  ------------------  -----------------

       Loss from operations                                 (991,475)          (2,060,634)         (2,365,451)        (3,865,989)
                                                    -----------------   ------------------  ------------------  -----------------
Other income (expense):
   Gain on asset disposal                                          -                    -               1,415                  -
   Interest expense, net                                    (444,113)            (513,296)         (1,276,919)          (932,964)
   Other income                                                    -                  443               2,906              1,014
                                                    -----------------   ------------------  ------------------  -----------------

       Total other expense                                  (444,113)            (512,853)         (1,272,598)          (931,950)
                                                    -----------------   ------------------  ------------------  -----------------

Net loss                                            $     (1,435,588)   $      (2,573,487)  $      (3,638,049)  $     (4,797,939)
                                                    =================   ==================  ==================  =================

Loss per share-basic and diluted                    $          (0.02)   $           (0.05)  $           (0.05)  $          (0.11)
                                                    =================   ==================  ==================  =================
Weighted average shares outstanding
      - basic and diluted                                 78,680,488           47,469,723          74,417,045         41,910,942
                                                    =================   ==================  ==================  =================











                             See accompanying notes

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           Nine Months Ended March 31,
                                                                       ----------------------------------
                                                                            2006               2005
                                                                       ---------------    ---------------
Cash flows from operating activities:
   Net loss                                                            $   (3,638,049)    $   (4,797,939)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                           81,319             38,533
        Amortization of software development costs                             40,569             40,569
        Amortization of intangible asset                                      101,692             75,336
        Amortization of deferred compensation                                 366,162            148,530
        Amortization of deferred financing costs                              344,241            303,491
        Amortization of discount on notes payable                             395,495             68,211
        Impairment of intangible assets                                        12,500                  -
        Increase in allowance for doubtful accounts                             3,990                  -
        Issuance of stock options and warrants
          for services and conversion                                         144,229            525,183
        Issuance of stock for services, interest and
          litigation settlement                                               198,565          1,066,509
        Changes in operating assets and liabilities:
            Increase in receivables                                        (2,553,850)          (542,480)
            Decrease (increase) in prepaid expenses                           (15,446)            37,030
            Increase in other assets                                         (132,246)          (193,913)
            Increase in accounts payable and accrued expenses                 656,125            586,514
                                                                       ---------------    ---------------
               Net cash used in operating activities                       (3,994,705)        (2,644,426)
                                                                       ---------------    ---------------
Cash flows from investing activities:
   Purchases of property and equipment                                        (98,775)          (316,435)
   Capitalized costs of software development                                 (281,806)          (268,502)
                                                                       ---------------    ---------------
               Net cash used in investing activities                         (380,581)          (584,937)
                                                                       ---------------    ---------------
Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $0
     and $100,000, respectively                                               320,000            900,000
   Proceeds from promissory notes                                             500,000            642,500
   Proceeds from notes receivable                                              50,000                  -
   Repayments of promissory notes                                              (1,500)          (195,000)
   Proceeds from line of credit net of costs of $0 and
     $40,305, respectively                                                  1,763,335            105,426
   Proceeds from sale of common stock and warrants net of
     costs of $0 and $430,767 respectively                                  1,260,000          1,831,850
                                                                       ---------------    ---------------
               Net cash provided by financing activities                    3,891,835          3,284,776
                                                                       ---------------    ---------------
               Net increase (decrease) in cash and cash equivalents          (483,451)            55,413

Cash and cash equivalents, beginning of period                                837,753            832,130
                                                                       ---------------    ---------------
Cash and cash equivalents, end of period                               $      354,302     $      887,543
                                                                       ===============    ===============

                             See accompanying notes

                        POWER2SHIP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is an information technology company that has developed the P2S MobileMarket(TM), an Internet-based, patent-pending software application that captures, processes and displays transportation information, forecasts the availability of transportation assets, and matches that future capacity with freight that needs to be transported throughout the United States. In addition, the freight and transportation assets can be tracked while in transit if their location is provided to the P2S MobileMarket(TM) either by i) electronic transmissions communicated by wireless devices which may be installed in the transportation assets or ii) by manual input through the P2S MobileMarket(TM) Website. The Company's management believes that this matching and tracking capability and providing other logistics information through the P2S MobileMarket(TM) enables our member shippers and carriers to make better informed transportation decisions and improves the efficiency of their supply chain.

Since March 2003, the Company's primary source of revenue has been providing transportation services for shippers' inbound and outbound freight both as a freight broker and, since March 2005, by utilizing its own transportation equipment. In order to be a principal in these types of transportation transactions, the Company applied for, and obtained, licenses from the United States Department of Transportation, Federal Motor Carrier Safety Administration, both as a broker arranging for transportation of freight by motor vehicle and as a carrier when operating its own transportation assets. Also in fiscal year 2003, the Company began providing some of its large shipper customers with software development and customization services to interface their existing software with the P2S MobileMarket(TM). Currently, Power2Ship offers a wide range of other logistics services that reduce or eliminate supply chain inefficiencies to its current and prospective shipper customers.

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. ("CXT"), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT operates a fleet of approximately 85 tractors, including 45 that it owns and 40 from owner-operators with whom it has independent contractor's lease agreements, and 285 trailers. Also, CXT rents a 137,000 square foot distribution facility in South Carolina to provide warehousing services for its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. See Note 13 - "Acquisitions" for further details related to this transaction.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. P2SI is a non-asset based drayage company that arranges for the transportation of freight containers arriving at various ports and rail terminals. It has contracts with independent transportation agents in Port Newark, New Jersey, Charlotte, North Carolina, Charleston, South Carolina and Detroit, Michigan who have relationships with various shipper customers. P2SI matches these shippers' requirements with the transportation assets of approximately 20 owner-operators with whom it has independent contractor's lease agreements.

The accompanying unaudited financial statements for the period ended March 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2006.

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

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

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

Loss Per Common Share
---------------------
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had outstanding options, warrants and shares issuable upon conversion of outstanding convertible debt and preferred stock totaling 106,624,585 and 59,845,278 as of March 31, 2006 and 2005,
respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

The Company previously accounted for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted are presented below for the three and nine months ended March 31, 2006 and 2005 in accordance with the Company's adoption of SFAS 123(R) effective March 31, 2006.

                                          Three Months Ended March 31,              Nine Months Ended March 31,
                                          ----------------------------              ---------------------------
                                            2006              2005                 2006                    2005
                                            ----              ----                 ----                    ----
Loss available to common
shareholders, as reported               $ (1,435,588)       $(2,573,487)        $(3,638,049)          $(4,797,939)

Add: Stock compensation expense to
employees                                          -                  -                   -                     -

Deduct: Total stock compensation
expense to employees with expense
determined under fair value based
method for all awards, net of
related tax effects
                                                   -           (107,454)            (25,908)             (148,967)
                                      ---------------     --------------      --------------       ---------------

Pro forma loss available to common
shareholders                            $ (1,435,588)       $(2,680,941)        $(3,663,957)          $(4,946,906)
                                      ==============      =============       =============        ==============

Loss per share:
Basic and diluted - as reported               ($0.02)            ($0.05)             ($0.05)               ($0.11)

Basic and diluted - pro forma                 ($0.02)            ($0.06)             ($0.05)               ($0.12)

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the quarters ended March 31, 2006 and 2005.

Computer Software and Web Site Development Costs
------------------------------------------------
The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, and Emerging Issues Task Force ("EITF") Consensus #00-2, Accounting for Web Site Development Costs. The type of costs incurred by the Company in developing its internal use software and Web site include, but are not limited to, payroll and payroll-related costs (e.g. fringe benefits) for employees who devote time to the internal use computer software or Web site project, consulting fees, the price of computer software purchased from third parties and travel expenses incurred by employees or consultants in their duties directly associated with developing the software. These costs are either expensed or capitalized depending on the type of cost and the stage of development of the software and Web site. The Company amortizes its capitalized computer software and website development costs over five years. This amortization period was based on management's assessment that its computer software and website were designed and written to enable them to be customized relatively easily for numerous customer applications. SOP 98-1 and EITF #00-2 define three stages of development:

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

       - the application and infrastructure development stage begins immediately upon conclusion of the preliminary or planning stage and includes, but is not limited to, all activities related to designing the software configuration and software interfaces, acquiring or customizing the software necessary to build the application, coding, hardware installation and testing, including parallel processing. Generally, any internal and external costs incurred during the application and infrastructure development stage are capitalized and amortized on a straight-line basis over the estimated economic life of the software of five years. General and administrative costs and overhead costs are not capitalized. Amortization for each module or component of software begins after all substantial testing is completed and it is deemed to be ready for its intended use. The only exception to beginning amortization at that time would be if the functionality of that module or component is entirely dependent on the completion of other modules or component in which case the amortization would begin when both the module and the other modules upon which it is functionally dependent are ready for their intended use.

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

In March and December 2003, the Company completed its preliminary or planning stage and moved into the application and infrastructure development stage with respect to certain components of its software and website and, upon completing all substantial testing and deciding that they were ready for their intended uses, began amortizing over five years $90,665 and $179,799, respectively, in capitalized costs related to the development of these components. Since then, the Company has continued capitalizing internal and external development costs related to various other components of its computer software and website but has not begun amortizing these additional capitalized costs as it has not yet completed the development and testing of these components.

At March 31, 2006 and 2005, the net book value of capitalized software development costs was $966,393 and $645,397, respectively. Amortization expense of capitalized software development costs for the nine months ended March 31, 2006 and 2005 was $40,569 and $40,569, respectively. Management anticipates that sometime during fiscal year 2007 it will commence amortizing over five years a substantial portion of the Company's capitalized software development costs upon completing development of the components of its software and website, performing all substantial testing of the components and deciding that the components are ready for their intended uses.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At March 31, 2006, the Company's cash balances exceeded the insured limits by approximately $112,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at March 31, 2006. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Advertising and marketing
-------------------------
Advertising and marketing is expensed as incurred. Advertising and marketing expenses for the nine months ended March 31, 2006 and 2005 were $9,497 and $153,320, respectively.

NOTE 3 - CONCENTRATIONS

During the quarter ended March 31, 2006, one customer accounted for approximately 54.5% of the Company's revenue and that same customer accounted for 49.1% of accounts receivable as of March 31, 2006. No other customer accounted for more than 10% of revenue or accounts receivable.

NOTE 4 - NOTE RECEIVABLE

In May 2005, the Company loaned $50,000 to an unrelated third party that issued the Company a short-term promissory note with a term of sixty days and an interest rate of 10%. The note was repaid with interest in October 2005.

NOTE 5 - INTANGIBLE ASSETS

In March 2005, the Company allocated $77,374 of the purchase price for certain assets of Commodity Express Transportation, Inc., $12,500 of expenses incurred in the transaction with LTS to provide transportation services for some of its customers and $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer lists of these businesses. These intangible assets are being amortized over their estimated useful lives of 5 years.

In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $38,700 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. Based on this settlement, management assessed the intangible assets purchased from GFC and determined that their net realizable value should be reduced by $113,667 to $220,933. Also in March 2006, management assessed the intangible assets of CXT and determined that its net realizable value should be reduced by $43,949 to $45,925.

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock that was issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements.

The Company recorded amortization expense for the nine months ended March 31, 2006 and 2005 of $101,692 and $75,336, respectively. At March 31, 2006, future amortization expense for these intangible assets is expected to be as follows:

                           2006             $   45,228
                           2007                 66,330
                           2008                 56,921
                           2009                 56,921
                           2010                 39,941
                                            ----------
                                            $  265,341
                                            ==========

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In March 2006, the Company borrowed $100,000 from one accredited investor and issued the investor a short-term 8% unsecured promissory note with a due date of April 30, 2006. In April 2006, the investor exchanged the note for a $100,000 principal amount Series D 8% convertible debenture.

In December 2005, the Company borrowed $400,000 from one accredited investor and issued the investor a $400,000 unsecured debenture having a maturity date of May 15, 2006 at which date a $40,000 transaction fee is due and payable. The lender received a five-year warrant to purchase 1,000,000 shares of common stock for $.07 per share that expires on December 30, 2010. The fair value of this warrant was estimated on its grant date using the Black-Scholes option-pricing model when the market price was $.07 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a five year expected life. The warrant was valued at $68,200 which was recorded as a discount on notes payable and is being amortized as interest expense over the term of the debenture.

In October and November 2005, the Company issued $420,000 of its Series C 10% unsecured, convertible debentures to eight accredited investors in consideration for $320,000 and the forgiveness of a $100,000 unsecured short-term promissory note originally issued to one investor in January 2005. The maturity dates of the debentures are the earlier to occur of the one-year anniversary of the debentures or the date the Company receives at least $5,000,000 in aggregate proceeds from subsequent financings. In addition, the lenders received three-year warrants to purchase an aggregate of 5,600,000 shares of common stock for $0.15 per share. The fair value of these warrants was estimated on their grant dates using the Black-Scholes option-pricing model when the market prices ranged from $.13 to $.15 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a three year expected life. Since these warrants were valued at $700,133, which exceeded the principal amount of the debentures, the discount on notes payable was limited to $420,000 and is being amortized as interest expense over the term of the debentures. The conversion price per share is the greater of i) $0.15 or
ii) 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date. However, in the event the Company sells unregistered shares of its common stock, excluding shares underlying employee options or shares issued in connection with a merger or acquisition, for less than $0.15 per share, then the conversion price for any outstanding debentures automatically changes to the greater of i) 50% of the average closing price of the Common Stock on the Over-the-Counter Bulletin Board or such other quotation system as the Common Stock may be principally quoted for the ten (10) trading days immediately preceding the date that holder provides written notice to Company of their intent to exercise the conversion provision or ii) the lowest price per share paid by any investor for the Company's unregistered shares of common stock at any time between the date of issue of the debenture and the conversion date. Since the Company sold shares of its common stock for $.10 per share in December 2005, a beneficial conversion feature was realized which, in this case, is not recorded since the discount on notes payable associated with the warrants already equaled the principal amount of the debentures. In January 2006, one holder converted $25,000 principal amount of the debentures, and $432 of accrued interest, into 254,316 shares of common stock. In April and May 2006, three holders exchanged $250,000 principal amount of the Series C debentures for $250,000 principal amount of the Series D debentures (see Note 9 - "Subsequent Events").

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $42,000 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. In March 2006, the Company recorded an impairment of intangible assets of $113,667 based on this settlement. As of March 31, 2006, the Company had recorded $18,000 of this obligation as current notes payable and $16,500 as long term notes payable.

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

In June and September 2004, the Company issued a total of $2,000,000 of its Series B 5% secured convertible debentures to one accredited investor. The maturity dates of these debentures are their respective two-year anniversaries. Interest accrues at the rate of 5% per annum during the term of the debentures unless converted or redeemed prior to their maturity dates. The Company paid $225,000 in commissions and expenses related to these debentures that were accounted for as deferred financing costs and are being amortized as interest expense over the term of the debentures. Any portion of the outstanding balance of the debentures may be converted by the holder at any time into common stock at a conversion price per share equal to the lesser of $0.456 or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debentures at any time by providing three days notice and paying a premium of up to 20% of the amount being redeemed in a combination of cash and common stock. The Company has provided the debenture holder with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. The Company may be in default under certain covenants contained in the debenture and agreements related thereto. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the investor under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the investor. Any default would permit the investor, in its sole discretion, to accelerate full repayment of the $2,000,000 in principal and accrued interest thereon, claim an indeterminate amount of penalties and perhaps result in acceleration of other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In January 2006, the investor converted $50,000 of the debenture into 707,214 shares of common stock.

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

In March and April, 2004, the Company issued $1,747,000 of its 14.25% secured convertible debentures to 35 accredited investors and paid commissions and expenses of $227,110 accounted for as deferred financing costs that are being amortized as interest expense over the terms of the debentures. In addition, the Company issued 873,500 warrants valued at $108,160 and 131,025 common shares valued at $55,031 to the lenders accounted for as interest expense. The debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The debentures may be converted by the holders at any time into common stock at a conversion price per share of $0.2673. EITF 98-5 requires that a beneficial conversion feature be recognized when the conversion price is less than the market price at the time the debentures are issued. The Company recognized a beneficial conversion provision of $194,111 that was recorded as a discount on notes payable and is being amortized as interest expense over the remaining terms of the debentures. The Company may redeem the debentures with fifteen days notice at any time, by paying a premium of up to 15% of their original purchase price in a combination of cash and common stock. The Company has provided the debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is subject to a security agreement requiring it to deposit six months of interest on the debentures in a separate account with Newbridge Securities Corporation to be paid to investors in the event of a default. During the quarter ended September 30, 2005, one investor converted $100,000 of their debentures into common stock decreasing the outstanding balance to $1,597,000. The Company may be in default under certain covenants contained in its agreements with the debenture holders. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the debenture holders under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holders. Any default would accelerate the Company's obligations to the debenture holders in the remaining principal amount of $1,597,000 together with all accrued and unpaid interest thereon and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

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

In March 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer upon the forgiveness of $147,520 of accrued salary. During fiscal year 2004, the Company repaid $20,000 of this note decreasing its outstanding balance to $115,000 which remains the outstanding balance as of March 31, 2006. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share.

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock
------------
During the nine months ended March 31, 2006, the Company issued an aggregate of 15,159,935 shares of its common stock consisting of:

- 4,525,000 shares issued upon the sales of 18.1 units for $25,000 per unit to 18 investors for an aggregate of $452,500 between December 2005 and February 2006;

- 5,583,333 shares issued upon the sale of approximately 27.9 units for $30,000 per unit to 21 investors for an aggregate of $837,500, including the forgiveness of a $30,000 unsecured short term promissory note, during the quarter ended September 30, 2005

- 2,797,000 shares valued at $507,060 issued to six consultants for providing various management consulting services

- 707,214 shares issued upon conversion of $50,000 principal amount Series B 5% secured convertible debenture to the sole holder of these debenture;

- 254,316 shares issued upon the conversion of $25,000 Series C 10% unsecured convertible debentures and accrued interest thereon to one investor

- 374,112 shares issued upon the conversion of $100,000 of the Company's 14.25% secured convertible debentures to one investor

- 200,000 shares issued upon the conversion of an aggregate of 10,000 shares of the Company's Series B convertible preferred stock to six shareholders

- 418,960 shares valued at $55,005 issued to two law firms for providing legal services; and

- 300,000 shares valued at $42,000 issued as part of the price paid for a settlement agreement with the entity that sold the Company certain assets of GFC, Inc.

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

The Company adopted SFAS 123(R), "Accounting for Stock-Based Compensation", effective March 31, 2006. Accordingly, the Company now measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the options. This cost is recognized over the vesting period, if any, specified in the stock option agreement. Prior to adopting SFAS 123(R), the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 in which the cost of employee stock options was measured as the excess, if any, of the estimated fair value of the Company's stock on the grant date over the exercise price of the stock options.

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

       Weighted average:                           2006            2005
       -----------------                           ----            ----
       Dividend yield                              None            None
       Expected volatility factor                  172%             94%
       Approximate risk free interest rates       6.88%           4.75%
       Expected lives, in years                      3               3

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

Stock options
-------------

A summary of the stock option activity is as follows:

                                                               Weighted
                                                                Average
                                                                Exercise      Number       Exercise Price
                                                                 Price      of Options       Per Option
                                                                 -----      ----------       ----------
       Outstanding options at June 30, 2005                      $0.37       17,707,517     $0.25 - $1.01
       Granted                                                   $0.15           54,000         $0.15
       Expired                                                   $0.44       (2,684,331)    $0.38 - $0.56
       Cancelled                                                  --              --              --
                                                                             ----------
       Outstanding options at March 31, 2006                     $0.36       15,077,186     $0.25 - $1.01
                                                                             ==========
       Exercisable options at March 31, 2006                     $0.36       15,077,186     $0.25 - $1.01
                                                                             ==========

The following table summarizes information concerning stock options outstanding and exercisable at March 31, 2006:

                                                                    Weighted       Weighted
                                                                     Average        Average
                                             Number of Options     Remaining       Exercise
         Range of Exercise Price                Outstanding      Life in Years       Price
         -----------------------                -----------      -------------       -----
             $ 0.15 - 0.40                       14,652,186          1.44           $0.34
             $ 0.50 - 0.52                          125,000          0.89           $0.50
                 $ 1.01                             300,000          1.54           $1.01
                                                 ----------
                                                 15,077,186
                                                 ==========

Warrants
--------

A summary of the warrant activity is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise     Number of    Exercise Price
                                                                   Price       Warrants       Per Warrant
                                                                   -----       --------       -----------
Outstanding warrants at June 30, 2005                               $0.28      30,483,206    $0.15 - $2.00
Granted                                                             $0.13      19,802,292    $0.07 - $0.15
Cancelled                                                           $0.50      (1,250,000)        $0.50
Expired                                                             $0.68      (1,140,583)   $0.38 - $1.51
                                                                              -----------
Outstanding warrants at March 31, 2006                              $0.21      47,894,915    $0.07 - $2.00
                                                                              ===========
Exercisable warrants at March 31, 2006                              $0.20      47,094,915    $0.07 - $2.00
                                                                              ===========

The following table summarizes information concerning warrants outstanding at March 31, 2006:

                                                                       Weighted         Weighted
                                                                       Average          Average
                                                                      Remaining         Exercise
             Range of Exercise Price       Number of Warrants       Life in Years        Price
             -----------------------       ------------------       -------------        -----
                  $ 0.07 - $0.15               40,684,627                2.30           $  0.14
                  $ 0.20 - $0.74                5,487,934                1.78           $  0.42
                  $ 0.75 - $2.00                1,722,354                0.93           $  1.02
                                               ----------
                                               47,894,915
                                               ==========

The following table summarizes information concerning warrants exercisable at March 31, 2006:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
             Range of Exercise Price       Number of Warrants         Price
             -----------------------       ------------------         -----
                  $ 0.07 - $0.15               40,684,627             $0.14
                  $ 0.20 - $0.74                4,687,934             $0.41
                  $ 0.75 - $2.00                1,722,354             $1.02
                                               ----------
                                               47,094,915
                                               ==========

NOTE 8 - ACQUISITIONS

In March 2005 we purchased certain assets, including customer lists, back-shop equipment, office equipment, telecommunications equipment, certain contracts, five vehicle/trucks, and assumed certain liabilities of Commodity Express Transportation, Inc., a South Carolina company, for a purchase price of $269,208 consisting of $100,000 in cash, 370,370 shares of the Company's common stock valued at $100,000 in satisfaction of the seller's obligation to the business broker involved in the transaction and the assumption of liabilities in the amount of $69,208. See Note 5 "Intangible Assets" for further details related to the allocation of the purchase price and subsequent re-valuation. In addition, we replaced certain deposits and a letter of credit previously made or issued on the seller's behalf with third parties in the aggregate amount of approximately $145,000 related to the operation of the seller's business and agreed to replace additional letters of credit totaling approximately $20,000 on or before June 10, 2005. We also assumed certain leases related to the operation of the seller's business, including tractor leases, owner/operator leases and a warehouse lease. At the closing of this transaction, we entered into a(n):

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

In March 2005, we purchased certain assets, including trucking and brokerage authority permits, contracts with shipping customers, contracts with agents, lease contracts with owner-operators and escrow deposits from owner-operators and agents from GFC, Inc., a South Carolina company, for a purchase price of $300,000, of which $100,000 was paid by canceling the $100,000 secured promissory note made by the seller to the Company, and $200,000 will be paid in twenty-four equal monthly payments of $8,333 subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006 and the assumption of those obligations corresponding to owner-operator and agent escrow deposits. In addition, the Company issued the seller a three-year warrant to purchase 200,000 shares of the Company's common stock for $.30 per share, which vests 50% on the closing date and 50% on the one year anniversary of the closing date which was valued at $34,600 using the fair value estimated on the date of the grant using the Black-Scholes option-pricing model. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $38,700 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. See Note 5 "Intangible Assets" for further details related to the allocation of the purchase price and subsequent re-valuation.

Also, in conjunction with this transaction, we entered into a five year consulting agreement with automatic one-year extensions unless terminated prior thereto, with Michael Allora, the former president of GFC. The agreement provides for Mr. Allora to earn a commission based on the annual increases, if any, in the gross revenue of the acquired business with such commission to be paid in five equal annual installments as well as a three-year stock option at the end of each yearly period during which the annual gross revenue of the acquired business has increased from the prior year and is in excess of $10,000,000. The settlement agreement and mutual release between the Company and the parties that sold it the GFC assets resulted in the termination of this consulting agreement.

The following Pro Forma Combined Financial Statement of Power2Ship, Inc., Commodity Express Transportation, Inc. and GFC, Inc. gives effect to the acquisitions of certain assets of Commodity Express Transportation, Inc. and GFC, Inc. under the purchase method of accounting prescribed by SFAS 141, Business Combinations, as if they had occurred on July 1, 2004. This pro forma statement is presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

Pro Forma Combined Statement of Operations for the Nine Months Ended March 31,
------------------------------------------------------------------------------
2005

                                                                 Commodity                  Pro Forma
                                                 Power2Ship        Express        GFC      Adjustments     Pro Forma
                                                 ----------        -------        ---      -----------     ---------
Revenue:
Freight transportation                          $  2,941,169    $11,865,993  $ 4,117,692      $       -   $18,924,854
Access services                                          180              -            -              -           180
                                                ----------------------------------------------------------------------
                                                                          -            -              -             -
       Total revenue                               2,941,349     11,865,993    4,117,692              -    18,925,034

Operating expenses:
   Freight transportation                          2,517,682      7,353,481    3,441,909              -    13,313,072
   Selling, general and administrative:                    -
        Salaries, benefits and
          consulting fees                          2,989,219      1,668,503      201,705              -     4,859,427
        Other selling, general and
          administrative                           1,300,437      2,631,660      403,501         61,803     4,397,401
                                               -----------------------------------------------------------------------

       Total operating expenses                    6,807,338     11,653,644    4,047,115         61,803    22,569,900
                                               -----------------------------------------------------------------------

       Loss from operations                       (3,865,989)       212,349       70,577        (61,803)   (3,644,866)
                                               -----------------------------------------------------------------------
Other income (expense):
   Interest income                                        28              -            -              -            28
   Interest expense                                 (932,992)      (182,550)     (73,805)             -    (1,189,347)
   Other income                                        1,014              -            -              -         1,014
                                               -----------------------------------------------------------------------
       Total other expense                          (931,950)      (182,550)     (73,805)             -    (1,188,305)
                                               -----------------------------------------------------------------------
Loss available to common shareholders           $ (4,797,939)   $    29,799  $    (3,228)     $ (61,803)  $(4,833,171)
                                               =======================================================================

NOTE 9 - SUBSEQUENT EVENTS

In April and May 2006, the Company issued $940,000 of its Series D 8% unsecured convertible debentures to seven accredited investors, all of whom were existing significant shareholders of our company, in consideration for $690,000 and the exchange of $250,000 principal amount of the Company's Series C 10% unsecured convertible debentures. The maturity date of the debentures is the earlier to occur of June 30, 2008 or the date the Company receives proceeds from a private or public offering of its securities resulting in gross proceeds of at least $5,000,000. The conversion price per share of these debentures will be 80% of the price per common share offered by the Company in any subsequent offering, but in no event less than $0.02 per share or greater than $0.10 per share. This discounted conversion price results in the recognition of a beneficial conversion provision having a value of $235,000. However, after giving affect to the fair value of the warrants granted in conjunction with these debentures, the beneficial conversion provision was limited to the remaining face value of the debentures or $220,161 that was recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. The debenture holders received three-year warrants to purchase an aggregate of 9,400,000 shares of common stock for $0.05 per share. The fair value of these warrants was estimated using the Black-Scholes option-pricing model to be $613,640 and was recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. The key assumptions used in this estimate were the market price of our common stock on the grant date of each warrant, no dividend yield, an expected volatility factor of 192.56%, an approximate risk-free interest rate of 7.25% and a three year expected life. In addition, the Company modified the exercise prices of warrants previously granted to the seven debenture holders to purchase an aggregate of 14,650,000 shares of common stock at prices ranging from $0.10 to $1.00 per share, to an exercise price of $0.05 per share. The increase in value associated with the modified warrants was $106,199 that was determined in accordance with FAS 123R and recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures.

In April 2006, the Company repaid the $400,000 unsecured debenture issued to one accredited investor in December 2005 and paid the $40,000 transaction fee related to the debenture.

In April 2006, one shareholder converted 2,600 shares of Series B preferred stock into 52,000 shares of common stock.

In April and May 2006, the Company issued 2,150,000 shares of common stock valued at $154,980 to two consultants to provide various management consulting services that was recorded as deferred compensation to be amortized over the one year terms of the consulting agreements.

In April 2006, the Company granted three-year warrants to purchase 2,700,000 shares of common stock to three consultants, of which 1,200,000 are exercisable at $0.05 per share, 1,000,000 are exercisable at $0.08 per share and 500,000 are exercisable at $0.10 per share. The fair value of these warrants was estimated using the Black-Scholes option-pricing model to be $175,030 and recorded as deferred compensation to be amortized as consulting expense over the respective terms of the consulting agreements.

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

OVERVIEW

         In March 2005 we acquired certain assets and liabilities of Commodity Express Transportation, Inc., a South Carolina company, and GFC, Inc., a South Carolina company. The consolidated financial statements and accompanying notes thereto included elsewhere in this report reflect the assets, liabilities and results of operations of these two acquisitions from their respective dates of acquisition. These two transactions have substantially increased both our revenues and operating expenses.

         For the fiscal year ended June 30, 2005 and the nine months ended March 31, 2006, virtually all our revenue was generated by providing freight transportation services. Freight transportation services represented approximately 85% of our total revenues for the fiscal year ended June 30, 2004. Revenue from freight transportation services includes the total dollar value of services purchased from us by our customers. We provide freight transportation for our shipper customers using our own transportation equipment (asset based), on transportation equipment of owner-operators which are affiliated with our subsidiary CXT as well as numerous unaffiliated independent carriers located throughout the United States (non-asset based). We are a principal in the transaction to transport the freight. By accepting our customer's order, we accept certain responsibilities for transportation of the load from its origin to its destination. In instances when we arrange for transportation of the load by an unaffiliated independent carrier, the carrier's contract is with our company, not our shipper customer, and we are responsible for prompt payment of carrier charges. We are also generally responsible to our shipper customer for any claims for damage to freight while in transit. The price we charge for these freight transportation services depends largely upon the prices charged by our competitors as well as upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the distance that equipment is from the origin of the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered.

         To a lesser extent, we have historically generated revenues from access services and implementation services. Access services revenue represents revenue generated from the unlimited use of the information available through the P2S MobileMarket(TM) for a fixed monthly fee. Implementation services include design, programming and testing of custom developed interfaces that permit the P2S MobileMarket(TM) to communicate and share data with a customer's existing computer software. The revenue generated from access services and implementation services has declined from 15% of total revenue during the fiscal year ended June 30, 2004 to less than 1% of our total revenue during the fiscal year ended June 30, 2005. For the nine months ended March 31, 2006 we reported less than 1% of our revenue from access services and implementation services. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from either access services or implementation services in any future periods.

         Approximately 40% and 66%, respectively, of our freight transportation revenue for the fiscal year ended June 30, 2005 and the nine months ended March 31, 2006 was generated from one customer. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to potential shipper customer and companies involved in freight security to the maximum extent permitted by our limited sales and marketing budget.

         Our revenue growth during fiscal 2005 and into fiscal 2006 is substantially related to revenue from acquisitions of the assets of two freight transportation companies which now comprise the operations of our CXT and Power2Ship Intermodal subsidiaries. CXT is a freight transportation services provider serving customers located in the southeastern United States. Its freight transportation services are provided by independent truck owner-operators under contract with CXT or by independent drivers that utilize tractors and trailers provided by CXT, as well as by other trucking companies, including Power2Ship, arranged by CXT's freight transportation brokerage. Power2Ship Intermodal is a freight transportation services company serving customers with containers coming in to or out of the ports of Newark, New Jersey and Charleston, South Carolina, as well as to and from the railroad terminal in Charlotte, North Carolina.

         In addition to providing revenue for our company, one of the prime drivers to these acquisitions was the ability to integrate our P2S MobileMarket(TM) into the operations of these subsidiaries. We originally developed the P2S MobileMarket(TM) with the goal of obtaining fee based subscribers to the Internet-based software. We designed our P2S MobileMarket(TM) to help smaller motor carriers compete more effectively with large carriers, while also providing valuable logistics services to both small and large shippers. This information, accessed through a password-protected portion of our website, helps improve the efficiency of the supply chain by enabling carriers to minimize excess transportation capacity, permitting the execution of freight transactions online and letting all participants easily track the movement of loads and/or trucking assets online. We use the P2S MobileMarket(TM) in connection with logistics services for our freight transportation customers.

         During fiscal 2003 and fiscal 2004, we also generated access services revenue and implementation services revenue under an agreement with The Great Atlantic and Pacific Tea Company wherein we provided that company with unlimited use of the P2S MobileMarket(TM) for a fixed monthly fee, as well as a virtual private network (VPN) fee which provided our customer with data encryption and other extra security measures for their data together with software development in the form of the design, programming and testing of a custom developed interface to our P2S MobileMarket(TM). This agreement was terminated in January 2005. In fiscal year 2006 we completed a pilot program with one of International Paper's core carriers that we believe demonstrated the ability of the P2S MobileMarket(TM) to permit carriers to become e-commerce compliant.

         A key component of our business model is developing a significant number of third-party fee-based subscribers to our MobileMarket(TM). This part of our business model is dependent upon building our customer base of shippers and carriers who regularly utilize our P2S MobileMarket(TM) system so that when a shipper customer wants to move a load of freight we can offer one or more carriers with available trucks and trailers that meet their criteria. As of March 31, 2006 and 2005, approximately 4,240 and 2,095 carriers, respectively, had registered as members on our website and approximately 1,647 and 496 of these carriers, respectively, had transported freight for our shipper customers. We presently provide free access to the MobileMarket(TM) to these shipper and carrier customers. We have been able to increase the number of shipper customers from whom we generated revenue from approximately 27 at March 31, 2005 to approximately 65 at March 31, 2006. We have entered into agreements to provide transportation services with some of our shipper customers including International Paper, Nestle Waters, Tyco International, Ltd., Tofutti Brands, Luckey Logistics, Gold Coast Freightways, Associated Grocers, Caruso Foods, Compass Roadmaster, Paper Pak and Valmont Industries.

         We are presently able to identify available capacity among our carrier customers to move only a very small percentage of our shipper's loads. Given the tens of thousand of transportation routes in the U.S., in order to have the P2S MobileMarket(TM) be successful as a standalone revenue base, we must substantially increase the number of our carrier customers in order to capture a greater percentage of our shipper customer's inbound and outbound transportation business. During the nine months ended March 31, 2006 and 2005, we spent $9,497 and $153,320, respectively, in advertising and marketing our services to potential carriers and shippers utilizing trade publications, transportation industry websites and direct mail and an additional $12,645 and $37,127, respectively, participating in industry conventions and trade shows. As a result of our limited financial resources, we have curtailed most of our advertising and marketing expenses during fiscal year 2006 and intend to continue doing so until such time as we have sufficient capital for such expenditures. Our ability to begin charging for access to the P2S MobileMarket(TM) is limited until such time as we have developed a sufficient base of carrier customers. We believe, however, that the use of our P2S MobileMarket(TM) in providing freight transportation services to our customers also helps us market the product to other transportation service companies.

         We also want to leverage our P2S MobileMarket(TM) software to expand our revenue base to include other applications. We believe that our secure, wireless, Internet-based system which uses global positioning satellite technology can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other hardware that could be part of any comprehensive security system. Examples of these technologies may include radio-frequency identification (RFID) tags fastened to containers and/or trailers, smart tags affixed to the goods inside shipping containers and electronic seals applied at the time the container is loaded. In addition, the system could have other security capabilities such as geo-fencing which alerts a truck's owner or authorities if a vehicle deviates from its designated route. In August 2005 we announced our collaboration with L-3 Communications on an end-to-end solution for secure and efficient container transportation worldwide. We are also in discussions with other technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are in the process of developing solutions that address global transportation security issues. There can be no assurances, however, that we will ever enter into any agreement with L-3 Communications or any of the other companies we are in discussions with or, if we do, that we will ever generate any significant revenues or profits from such agreements.

         During the remainder of 2006, our greatest challenge is to raise sufficient additional capital to fund our ongoing operations, pay our obligations as they become due and continue to implement our business model. As of March 31, 2006, we had approximately $3,547,000 of secured debt and $1,098,500 of unsecured debt which becomes due by December 31, 2006. Although we have deferred certain employees' compensation, reduced certain non-essential personnel and eliminated certain administrative costs and have developed plans for further such cost reductions, if we are unable to secure additional capital as needed then we may be unable to satisfy our secured and unsecured debt as it becomes due which could adversely affect our ability to continue our operations as presently conducted, as well as severely limiting our ability to diversify our revenue sources. If we are unable to satisfy the secured debt when it becomes due or arrange waivers and extensions with the holders of this debt, then the holders could foreclose on our assets and we would be forced to cease our operations.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2006 compared to the Nine Months Ended March 31,
2005

Revenue

         Total revenue generated during the nine months ended March 31, 2006 increased by $20,082,771 or 683% as compared with total revenue generated during the nine months ended March 31, 2005. This increase in revenue is attributable to both the revenue generated by our CXT and Power2Ship Intermodal subsidiaries for a full nine-month period in fiscal 2006 as compared to a 13-day period in fiscal 2005 following our acquisitions of those businesses on March 19, 2005, as well as to organic growth of our company's revenue base. The increase in revenue for the nine months ended March 31, 2006 included increases of:

- $17,162,085 to $17,782,978 in revenue generated by CXT during the nine months ended March 31, 2006 versus $620,893 during the period from when we acquired the business on March 19, 2005 through the end of that quarter. While this increase in revenue is primarily attributable to the timing of the acquisition during fiscal 2005, internal growth of 50% by CXT also accounted for approximately $5,900,000 of the revenue increase during the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005;

- $2,579,024 to $2,735,675 in revenue generated by Power2Ship Intermodal, Inc. during the nine months ended March 31, 2006 versus $156,652 during the period from when we acquired the business on March 19, 2005 through the end of that quarter. This increase is attributable to acquisition timing as was the case for CXT but was reduced by a decrease in revenue of approximately $1,380,000, or approximately 34%, for the nine months ended March 31, 2006 revenue compared with the nine months ended March 31, 2005 as a result of losing one of its three independent agents in October 2005;

- $319,805, or approximately 14.8%, to $2,483,429 in revenue from our other operations for the nine months ended March 31, 2006 versus $2,163,624 in the comparable nine months during the prior year as a result of growth of revenue from existing customers and additional revenue from several new shipper customers; and

- $21,858 to $22,038 in revenue from access services and implementation services during the nine months ended March 31, 2006 versus $180 in the comparable nine month during the prior year.

         Management expects revenue during the fourth quarter of fiscal 2006 to be more in line with revenue generated during the first and second quarters of this fiscal year. Based upon preliminary indications, we anticipate that our revenue will continue to increase during fiscal 2007, although at a slower rate of growth than we achieved from fiscal 2005 to fiscal 2006.

Operating Expenses

         Total operating expenses incurred during the nine months ended March 31, 2006 increased by $18,582,233 or approximately 273% compared to the nine months ended March 31, 2005. The increase during the nine months ended March 31, 2006 primarily was attributed to the following:

         - Freight transportation expenses, consisting of direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies we hired to move loads for our shipper customers, increased by $17,934,061 or 712% in the nine months ended March 31, 2006 as compared with the nine months ended March 31, 2005. This percentage increase in freight transportation expense was higher than the percentage increase in revenue reflecting a decrease in the gross margin on freight transportation services from 14.4% to 11.1%. This decrease in gross margin during the nine months ended March 31, 2006 primarily was attributed to the re-allocation of certain expenses incurred by CXT from selling, general and administrative expenses to freight transportation expenses during the nine months ended March 31, 2006. Management expects the gross margin to remain relatively constant at approximately 11% in the fourth quarter of fiscal 2006 and in fiscal 2007.

         - Selling, general and administrative expenses increased by $635,673 or approximately 14.8% during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The increase during the nine months ended March 31, 2006 primarily was attributed to the following:

              - Salaries, benefits and consulting fees increased by $145,544 or approximately 4.9% during the nine months ended March 31, 2006 comprised of:

                  - Salaries and benefits which increased by $861,309 or approximately 61.7% to $2,257,725 in the nine months ended March 31, 2006 from $1,396,416 during the nine months ended March 31, 2005. This increase was attributed primarily to the $843,230 increase in salaries and benefits paid to employees of CXT and Power2Ship Intermodal, Inc. during the nine months ended March 31, 2006 compared to the period from when we acquired the businesses on March 19, 2005 through the end of that quarter.

                  - The increase in salaries and benefits significantly was offset by consulting fees which decreased by $715,764 or approximately 44.9% in the nine months ended March 31, 2006 to $877,039 from $1,592,803 during the nine months ended March 31, 2005. This decrease during the nine months ended March 31, 2006 was a result of a reduction in the number of consultants engaged by the Company as well as to an increase in the average length of the consulting agreements over which the consulting expenses are realized compared to consulting agreements entered into during the nine months ended March 31, 2005.

              Management expects salaries and consulting expenses during the fourth quarter of fiscal 2006 to be comparable to those incurred during the third quarter of this fiscal year and to remain relatively constant during fiscal 2007.

              - Other selling, general and administrative expenses increased by $502,628 or approximately 38.7% during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. This increase consisted of a $621,537 increase by CXT and a $62,615 increase by Power2Ship Intermodal, Inc. that partially was offset by a decrease of $181,524 or approximately 15.0% by the Company's other operations. The decrease by the other operations primarily was attributed to:

                  - Decreased advertising and marketing expenses which declined by $143,823 or approximately 93.8% to $9,497 during the nine months ended March 31, 2006 from $153,320 during the nine months ended March 31, 2005 as a result of management's decision to stop using an outside public relations firm and to temporarily curtail advertising products and services to shippers and carriers in trade publications, transportation industry websites and other media.

                  - Decreased travel expenses which declined by $38,356 or approximately 33.3% to $76,772 during the nine months ended March 31, 2006 from $115,128 during the nine months ended March 31, 2005 primarily as a result of a reduction in travel to conventions and trade shows;

                  - Decreased convention and trade show expenses which declined by $24,482 or approximately 65.9% to $12,645 during the nine months ended March 31, 2006 from $37,127 during the nine months ended March 31, 2005 as a result of attending fewer conventions and trade shows; and

                  - Decreased Web hosting expenses which declined by $24,326 or approximately 21.1% to $91,035 during the nine months ended March 31, 2006 from $115,361 during the nine months ended March 31, 2005 as a result of our hosting the system in-house for a couple of months in early 2006 while we made the switch to a new, lower cost Web hosting company

                  This decrease by the other operations partially was offset by an increase of $54,047 in bank service charges to $55,957 during the nine months ended March 31, 2006 from $1,910 during the nine months ended March 31, 2005 primarily as a result of the increase in transaction fees we incur to electronically pay our carriers. These bank service charges are expected to be reduced substantially as we recently began paying these carriers directly without incurring transaction fees.

              Management expects other selling, general and administrative expenses during the fourth quarter of fiscal 2006 to be comparable to those incurred during the third quarter of this fiscal year and to remain relatively constant during fiscal 2007.

Other Income (Expenses)

         Total other expenses increased by $340,648 or approximately 36.6% during the nine months ended March 31, 2006 as compared with the nine months ended March 31, 2005. This increase primarily resulted from an increase in interest expense, net of interest income, of $343,955 or approximately 36.9%. The higher interest expense primarily was associated with:

         - CXT and Power2Ship Intermodal, Inc. which had interest expense, net of interest income, of $162,439 and $50,608, respectively, compared with no interest expense incurred during the period from when we acquired the businesses on March 19, 2005 through the end of that quarter, and

         - Approximately $155,000 of deferred financing costs that were recorded as interest expense upon termination of the standby equity distribution and related agreements in July 2005.

         Management expects other expenses, primarily interest expense, during the fourth fiscal quarter of 2006 to be comparable to other expenses incurred during the first three quarters of this fiscal year. Interest expense during the first half of fiscal 2007 should be comparable to the interest expense incurred during the second half of fiscal 2006. Interest expense during the second half of fiscal 2007 depends on how we handle our outstanding debt. If this debt is retired or converted to equity, then interest expense would be expected to decline substantially. However, if outstanding debt is re-structured or replaced with other debt, then interest expense would be expected to increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception. As of March 31, 2006, we had an accumulated deficit of

$22,694,142, a stockholders' deficit of $2,266,681, and our independent auditors' report on our financial statements for fiscal year 2005 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

         At March 31, 2006, we had a working capital deficit of $4,570,587 as compared with a working capital deficit of $38,477 at June 30, 2005. This $4,532,110 increase in our working capital deficit during these nine months was attributed to a $2,031,856 increase in current assets which was more than offset by a $6,563,966 increase in current liabilities. The increase in current assets consisted of increases in accounts receivable of $2,549,861 and in prepaid insurance of $15,446 offset by a decrease in cash of $483,451 and short term notes receivable of $50,000. The increase in current liabilities consisted of increases in short term notes payable of $683,000, in the current portion of convertible notes payable of $3,461,937, in the outstanding balances on our lines of credit of $1,763,335, in accounts payable and accrued expenses of $527,438, and in accrued salaries of $128,256.

         During the nine months ended March 31, 2006, our cash balance decreased by $483,451. This decrease was the result of $3,994,705 used in operating activities and $380,581 used in investing activities that partially was offset by $3,891,835 provided by financing activities. This compared with an increase in our cash balance of $55,413 during the nine months ended March 31, 2005 as a result of $2,644,426 used in operating activities and $584,937 used in investing activities that partially were offset by $3,284,776 provided by financing activities.

         During the nine months ended March 31, 2006, we used $3,994,705 in operating activities which was made up of our net loss of $3,638,049 and an increase in cash used for operating assets and liabilities of $2,045,418 that partially was offset by non-cash expenses including depreciation, amortization and an increase in the allowance for doubtful accounts of $1,345,968 and issuances of our common stock, options and warrants as payment for services, interest and compensation of $342,794. This compared with $2,644,426 used in operating activities during the nine months ended March 31, 2005 which consisted of our net loss of $4,797,939 and an increase in cash used for operating assets and liabilities of $112,849 that partially was offset by non-cash expenses including depreciation and amortization of $674,670 and issuances of our common stock, options and warrants as payment for services, interest and compensation of $1,591,692.

         The $380,581 used in investing activities during the nine months ended March 31, 2006 consisted of $281,806 for costs of software development and $98,775 for purchases of property and equipment. This compared with $584,937 used in investing activities during the nine months ended March 31, 2005 which consisted of $268,502 for costs of software development and $316,435 for purchases of property and equipment.

         During the nine months ended March 31, 2006, we generated net cash from financing activities of $3,891,835 which consisted of net proceeds of $820,000 from the issuance of units consisting of unsecured convertible debentures and warrants, a short term loan of $50,000 repaid by an unrelated party, $1,763,333 from revolving lines of credit and $1,260,000 from the issuance of units consisting of common stock and warrants less $1,500 repaid on a promissory note. This compared with net cash provided by financing activities of $3,284,776 during the nine months ended March 31, 2005 which consisted of net proceeds of $900,000 from the issuance of convertible promissory notes, $642,500 from the issuance of short term unsecured promissory notes, $105,426 from our revolving line of credit and $1,831,850 from the issuance of units consisting of common stock and warrants less $195,000 from the repayment of promissory notes.

         We have two revolving lines of credit secured by our accounts receivable. We have a $1,000,000 credit facility with Mercantile Capital, L.P. secured with the accounts receivable of our company, excluding our subsidiaries CXT and Power2Ship Intermodal, and a $2,000,000 credit facility with BB&T Corporation secured with the accounts receivable of CXT. The Mercantile Capital facility, which had a balance on March 31, 2006 of $191,490, is effective until May 31, 2006 and the BB&T facility, which had a balance on March 31, 2006 of $1,688,506, is in effect until February 2007. We do not plan to renew the Mercantile Capital facility on May 31, 2006 as we have made arrangements to utilize the BB&T facility.

         Between May 2006 and September 2006, an aggregate of $3,982,000 of our debentures and notes become due, including the $1,950,000 principal amount Series B 5% secured convertible debentures due between June 2006 and September 2006, and the $1,597,000 principal amount 14.25% secured convertible debentures due on December 31, 2006. We are in the preliminary stages of negotiating to restructure the Series B 5% secured convertible debentures and a portion of the 14.25% secured convertible debentures. We intend to seek to restructure our other financial obligations.

         We estimate that the $354,302 in cash on hand at March 31, 2006 and our receipt since April 1, 2006 of $690,000 in net proceeds from sales of our Series D 8% unsecured convertible debentures, less $440,000 used to repay an unsecured debenture to an unrelated party and our projected cash used in operations and additional borrowings from our revolving credit facilities should fund our operating activities for approximately thirty days from the date of filing this report. Thereafter, we will need additional working capital to fund our operations or may be forced to curtail some or all of our operations.

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

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective and that there are no occurrences during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During April and May 2006, we sold an aggregate of 18.8 units of our securities to seven accredited investors, all of whom were existing significant shareholders of our company, in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) of that act. Each unit consisted of a $50,000 Series D 8% unsecured convertible debenture, currently convertible into 625,000 shares of our common stock, and a warrant to purchase 500,000 shares of our common stock for a total issuance of warrants to purchase 9,400,000 shares of our common stock. Each warrant is exercisable for three years from the date it was granted for an exercise price of $0.05 per share. We paid no sales commissions and received proceeds of $690,000 and the exchange of $250,000 principal amount of our Series C 10% unsecured debentures from these sales. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         During May 2006, we issued 1,000,000 shares of common stock to a consultant to provide various management consulting services valued at $80,000 pursuant to a consulting agreement. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient was an accredited investor. No general solicitation or advertising was used in connection with the transaction, and the certificate evidencing the shares that were issued contained a legend restricting its transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

(a)  Exhibits

     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer

     31.2 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 22, 2006
                               POWER2SHIP, INC.

                               By: /s/ Richard Hersh
                                   -----------------
                                   Richard Hersh
                                   Chief Executive Officer, principal
                                   executive officer and principal financial and accounting officer