Form 10KSB
period 2006-06-30
POWER2SHIP INC
filed 2006-10-13
CIK 1082733

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                   Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended June 30, 2006
                                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                For the transition period from _____ to ________

                         Commission File Number 0-25753

                                POWER2SHIP, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                          87-0449667
                 ------                                          ----------
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

903 Clint Moore Road, Boca Raton, Florida                           33487
-----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (561) 998-7557
                           --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                      -----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes [ ] No [X].

State issuer's revenue for its most recent fiscal year:   $29,995,265

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $3,779,054 as of October 6, 2006.

       State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the most recent practicable date. As of October 6, 2006, 106,152,179 shares of common stock, par value $.001 per share (the "Common Stock") were issued and outstanding.

       Transitional Small Business Disclosure Format (check one):

Yes [  ]      No [X]

                                                  TABLE OF CONTENTS
                                                  -----------------
                                                                                                                Page
                                                                                                                ----
PART I
------

ITEM 1.   DESCRIPTION OF BUSINESS.................................................................................3
ITEM 2.   DESCRIPTION OF PROPERTY ...............................................................................16
ITEM 3.   LEGAL PROCEEDINGS......................................................................................17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................17

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITYAND RELATED STOCKHOLDER MATTERS ...............................................17
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................19
ITEM 7.   FINANCIAL STATEMENTS...................................................................................28
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE..................28
ITEM 8A.  CONTORLS AND PROCEDURES................................................................................28
ITEM 8B.  OTHER INFORMATION......................................................................................28

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT.........................................................................................29
ITEM 10.  EXECUTIVE COMPENSATION.................................................................................32
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................................................35
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................38
ITEM 13.  EXHIBITS...............................................................................................39
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................42

         When used in this annual report, the terms the "Company," "Power2Ship," "we," "our," and "us" refers to Power2Ship, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web site at www.power2ship.com is not part of this annual report.

           Cautionary Statements Regarding Forward Looking Information

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business model, raise sufficient capital to fund our operating losses and pay our ongoing obligations, economic and market conditions and fluctuations, government and industry regulation, competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Power2Ship, Inc. is a technology company that specializes in providing pertinent, real-time information to the worldwide transportation and security industries. Our technological solutions integrate disparate legacy systems, and synthesize historically fragmented inaccessible data. This data is then reformatted into valuable, actionable information, and delivered to appropriate end users across the logistics value chain. Specific applications of our technology include: vehicle tracking, inventory/asset visibility, secure trucking, and matching available freight with available trucks.

         A significant arm of our company is a third party logistics provider designed to be a showcase for our core technology while simultaneously producing significant recurring revenues. This wholly owned subsidiary was added in March 2005 when we acquired the assets of Commodity Express Transportation (CXT). CXT presently serves the southeastern United States from its South Carolina base. CXT is fully licensed by the U.S. Department of Transportation as both a freight carrier and a freight broker. CXT operates a fleet of 92 tractors comprised of 45 owned units and 47 owner-operator units with which it has independent contractor lease agreements. In addition, CXT has 285 trailers, a freight brokerage, and a warehouse operation.

         Power2Ship seeks to acquire additional third party logistics companies with networks of agents and/or sales people located throughout the nation. We specifically seek operations which can both significantly benefit from our technology solutions and compliment our current logistics operations.

         During fiscal year 2006, we handled a substantial portion of the freight transportation requirements to and from particular manufacturing facilities and distribution centers for Amcor PET Packaging and TBC Corporation. Collectively, these customers represented approximately 53% and 11%, respectively, of our gross revenue. Amcor PET Packaging is a leading global packaging company providing PET (polyethylene terephthalate) packaging solutions to the consumer products industry. CXT provides freight transportation services for several of Amcor's 14 United States manufacturing plants and warehousing services for one of Amcor's plants. Our Amcor transportation business is derived from our agreement with TPS Logistics, an independent freight brokerage company. TPS has an annual logistics agreement with Amcor that may be terminated under certain conditions with thirty days advance notification. TBC Corporation, a subsidiary of Sumitomo Corporation of America, is one of the largest wholesalers and retailers of tires in North America. We have no agreements with TBC Corporation.

         Effective June 30, 2006, the operations of Power2Ship Intermodal ceased as it had been unprofitable since its acquisition.

Future revenue sources

         In the future, as we continue to expand our operations, we expect to generate revenue from:

         o    acquired logistics operations;

         o    software licensing, royalty, and transaction fees;

         o    expanding our existing logistics services operation; and

         o    expanding our technology operations into international markets.

         We also are collaborating with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are working to develop solutions that address global transportation security issues. We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that may be part of any comprehensive security system. Examples of these technologies include radio-frequency identification (RFID) tags fastened to the outside of containers and/or trailers, smart tags affixed to the goods inside shipping containers, and electronic seals applied at the time the container is loaded. Further, our system has the ability to alert a truck's owner or authorities if a vehicle deviates from its designated route. Because our application was designed to provide economic benefit to the transportation industry, it is uniquely suited to providing a Homeland Security solution without causing onerous expense to either the private or public sector.

Key customers

         We had two major customers that generated combined revenue equal to approximately 64% and 54% of our total revenue during fiscal years 2006 and 2005, respectively. No other customer accounted for more than 10% of our total revenue.

Sales and Marketing Relationships

         We market our products and services to shippers and carriers, as well as to various third party hardware manufacturers and service providers serving the logistics industry.

Strategic Relationships

        We have a strategic relationship with Emerson Fittipaldi, legendary Formula One and Indy Car champion. Through Emerson's involvement, we plan to expand our domestic and international markets in both transportation and security. We intend to change the name of our company to Fittipaldi Logistics, Inc. We have ongoing relationships with homeland security companies, hardware manufacturers, monitoring systems and marketing agencies.

Competition

         The transportation industry is highly competitive and fragmented. We compete against a large number of other asset-based and non-asset based transportation companies, as well as non-asset based logistics companies, third party freight brokers, carriers offering logistics services and freight forwarders. We believe that our technology, based on an open architecture, provides us with a competitive advantage. Our technology is unique because it integrates into a myriad of legacy systems on both shipper and carrier ends of the supply chain. We believe that while some competitors provide components of our technology, no single competitor provides the same end-to-end, fully integrated solution.

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

         On March 11, 2003, we consummated a merger with Freight Rate, Inc. d/b/a Power2Ship, under which Freight Rate became our wholly owned subsidiary. At the effective time of the merger, the holders of Freight Rate's common and preferred stock, warrants and options exchanged those securities for the following of our securities:

         o        11,907,157 shares of our common stock,
         o        options to acquire an aggregate of 13,986,679 shares of common stock at exercise prices of $.38 to $.75 per share,
         o        common stock purchase warrants to acquire 3,913,204 shares of our common stock at exercise prices of $.75 to $1.75 per share,
         o 100,000 shares of our Series X Preferred Stock which are convertible on March 11, 2004 into shares of common stock based upon the degree to which a one-year funding schedule of up to $2.5 million is met. If the entire $2.5 million of funding is concluded, the Series X Preferred Stock will be cancelled, and
         o 87,000 shares of our Series Y Preferred Stock issued to our CEO in exchange for an equal number of Freight Rate's Series C Convertible Preferred Stock owned by him at the time of the merger.

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

         On February 25, 2005, we formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, CXT, a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans.

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

         At closing we entered into an equipment lease agreement with Commodity Express Transportation to lease commercial trailers used to haul dry commodities. The monthly lease charges range from $170 to $240 per trailer and the lease expiration dates range from March 2006 to March 2010. The agreement contains customary default provisions, requires Commodity Express Transportation to pay for any damage to an individual trailer in excess of $250 and requires lessee to maintain and repair the trailers and tires as needed.

         CXT also entered into an agreement with TPS Logistics, Inc. wherein TPS engaged CXT as its exclusive carrier to perform all of TPS' transportation needs for its customers. The agreement will terminate the earlier of March 20, 2010 or when the agreement between TPS and its current largest customer is no longer effective. As compensation TPS will receive a percentage of all revenue derived from its current largest customer for freight hauled to and from Blythewood, S.C. Mr. W. A. Stokes is vice president and his wife is principal of TPS.

         We deposited the shares of CXT owned by P2S Holdings our wholly owned subsidiary and sole shareholder of CXT, into an escrow account for a period of two years following the closing of the transaction. During this period we retain voting rights over these securities. In the event of a default under the escrow agreement, the seller has the right to assume control of CXT during the period of default. Once the period of default has been cured, control of CXT reverts to us. A default under the escrow agreement would occur if CXT's net worth drops below certain level or if we are delinquent in our payments to Commodity Express Transportation, Stokes Logistics Consulting, LLC or TPS Logistics, Inc. under the respective agreements.

On March 21, 2005, Power2Ship Intermodal acquired certain assets and liabilities representing the business of GFC, Inc., a company in the business of motor carriage specializing in intermodal drayage transportation services. Under the terms of the asset purchase agreement with GFC, Inc., we purchased certain of their assets including trucking and brokerage authority permits, contracts with shipping customers, agents, and truck owner-operators and escrow deposits for a purchase price of $300,000. The purchase price consisted of a $100,000 secured promissory note from the seller that we forgave and $200,000 to be paid $8,333.33 per month on the 24 consecutive monthly anniversaries of the closing date beginning on the first monthly anniversary of the closing date. At the closing we also assumed the obligations corresponding to the escrow deposits. In addition, we issued the seller a warrant to purchase 200,000 shares of our common stock for $.27 per share for the three year period commencing on the closing date. The asset purchase agreement contained customary representations and warranties and cross-indemnification provisions. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $42,000 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. In March 2006, the Company recorded an impairment of intangible assets of $113,667 based on this settlement. As of June 30, 2006, the Company had recorded $18,000 of this obligation as current notes payable and $13,500 as long term notes payable. The operations of Power2Ship Intermodal ceased to exist effective June 30, 2006 and the Company recorded impairments to intangible assets of $185,578 associated with this event.

Government regulation

         We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation ("DOT"). Power2Ship and CXT each has a DOT license to engage in operations, in interstate or foreign commerce, arranging or brokering transportation of freight (except household goods) by motor vehicle. CXT and Power2Ship Intermodal have DOT certificates and permits authorizing them to engage in transportation as a common carrier of property by motor vehicle in interstate or foreign commerce. These DOT licenses remain in effect so long as we maintain adequate insurance coverage for the protection of the public as well as designation of our agents for service of process.

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

         In July 2005, we received Certificates of Registration from the United States Patent and Trademark Office officially registering the service marks "P2S" and "POWER2SHIP" and, in October 2005, we received the Certificate of Registration officially registering the service mark "MOBILEMARKET".

Employees

         As of June 30, 2006, we had 17 full-time employees. None of our employees are subject to collective bargaining agreements, and we believe that we have satisfactory relationships with our employees. In addition, our subsidiary CXT had approximately 80 people leased from a personnel leasing firm as of June 30, 2006.

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

We will require additional capital to fund our ongoing operations and satisfy our debt obligations. If we are unable to raise additional capital, then we will not be able to continue operations.

         While we have been successful in increasing our revenues during fiscal year 2006, our revenue growth has not been significant enough to generate sufficient gross profits to fund our daily operations. We do not presently have sufficient financial resources to fund our ongoing operations beyond October 31, 2006. While we believe that our revenues will continue to increase during fiscal 2007, we cannot accurately predict when or if our revenues and gross profits will increase to the level necessary to sustain our operations. At June 30, 2006 we had a working capital deficit of $4,849,787. As of June 30, 2006, we had $900,000 principal amount Series B 5% secured convertible debentures that were past due, although we have entered into an agreement with the holder that effectively extends the maturity date until December 31, 2006 as long as we satisfy the terms of the agreement, $290,000 principal amount 8% unsecured convertible promissory notes, and accrued interest thereon, that were past due and had an additional $3,813,940 of short and long term debt and accrued interest thereon. As of October 6, 2006, we had $1,750,000 principal amount Series B 5% secured convertible debentures that is past due, although we have entered into an agreement with the holder that effectively extends the maturity date until December 31, 2006 as long as we satisfy the terms of the agreement, $175,000 principal amount 8% unsecured convertible promissory notes, and accrued interest thereon, that is past due and had an additional $2,171,500 of short and long term debt, and accrued interest thereon. In order to provide sufficient working capital to fund our ongoing operations, pay our obligations as they become due and provide additional working capital for the future development of our business model, we will need to raise additional capital. We do not presently have any additional sources of working capital other than our $3 million revolving line of credit secured by our accounts receivable. While we are seeking additional sources of working capital, there are no assurances we will be successful in raising additional capital as needed. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

We have a history of losses and an accumulated deficit. We expect losses to continue for the foreseeable future and we may be unable to continue as a going concern.

         For fiscal years 2006 and 2005 we reported total revenue of $29,995,265 and $9,247,633, respectively, and a loss to common stockholders of $5,675,329 and $6,645,320, respectively. At June 30, 2006 we had an accumulated deficit of $24,731,371. Further, during fiscal years 2006 and 2005, we reported net cash used in operating activities of $3,306,858 and $3,200,848, respectively. Our revenue has not been sufficient to sustain our operations and we cannot predict if or when we will have profitable operations. The independent auditor's report for the fiscal year ended June 30, 2006 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. Because we are subject to all of the business risks inherent in a new company with an unproven market, we cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern.

Our primary assets serve as collateral under our outstanding secured debentures and revolving line of credit. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations.

         We have granted the holders of our 14.25% secured convertible debentures and our Series B 5% secured convertible debentures a blanket security interest in all of our assets and properties. As set forth above, we have $1,750,000 principal amount Series B 5% secured convertible debentures, and accrued interest thereon, that is past due as of October 6, 2006, although we have entered into an agreement with the holder that effectively extends the maturity date until December 31, 2006 as long as we satisfy the terms of the agreement, and $1,597,000 of our 14.25% secured convertible debentures become due on December 31, 2006. We do not presently have sufficient funds to satisfy these obligations. We also have granted a first priority lien on our accounts receivable to the lender providing our $3 million revolving line of credit. We intend to seek to restructure our financial obligations with the various debenture holders. If we should default under the repayment provisions of these obligations, the holders could seek to foreclose on our primary assets in an effort to seek repayment under the obligations. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

Although we have entered into an agreement amending our Series B 5% secured convertible debentures due in June and September 2006, we may be unable to make the payments stipulated in the amendment agreement or, even if we are able to make these payments, we may be unable to repay the balance of these debentures by December 31, 2006, whereupon the holders could foreclose on our assets and we would be unable to continue our business and operations

In September, we reached agreement with the holder of $1,750,000 its 5% Series B secured convertible debentures, which matured in September 2006, and $350,000 of our 14.25% secured convertible debentures due December 31, 2006. The holder has agreed not to exercise its rights of conversion under the aforementioned debentures until November 1, 2006, for which we paid $100,000 in accrued interest, and not to exercise its rights of conversion under the aforementioned debentures from November 1 until January 1, 2007 upon our paying the holder an additional $100,000 on November 1, 2006, to be applied as determined by the holder to accrued interest or principal. In addition, we agreed to amend the conversion price of the $350,000 principal amount of 14.25% secured convertible debenture to make it identical to the conversion provision of the 5% Series B secured convertible debentures which is equal to the lesser of i) $0.456 per share, representing 120% of the closing bid price of our common stock as quoted by Bloomberg, LP on June 28, 2004, or ii) 100% of the average of the three lowest closing bid prices for our common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding any conversion date.

Our Series B 5% secured convertible debentures contain certain covenants prohibiting us from raising capital at less than the market price. These limitations may hamper our ability to raise working capital in future periods which could result in our ability to continue as a going concern.

         The purchase agreement for our Series B 5% secured convertible debentures contains covenants that restrict us from raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance. The existence of these covenants may severely limit our ability to raise capital from the sale of stock or convertible securities because any potential purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock. If the holders of the outstanding debentures should assert one or more events of default, we could be forced to discontinue our operations.

         We may be in default under certain covenants contained in our agreements with the holders of our Series B 5% secured convertible debentures and our 14.25% secured convertible debentures. If we receive notice of noncompliance and potential default, we would have an obligation to rectify these defaults or otherwise obtain a waiver from these holders under the terms of those agreements. While we have not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause our company to be in default under our agreements and obligations to the holders. Any default would permit the holder of the Series B 5% secured convertible debentures, in their sole discretion, to accelerate full repayment of the $1,750,000 in principal and accrued interest thereon, claim an indeterminate amount of penalties and perhaps result in acceleration of other obligations owed to other parties. Any default would accelerate our obligations to the 14.25% secured convertible debenture holders in the remaining principal amount of $1,597,000 together with all accrued and unpaid interest thereon and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. The debentures are collateralized by a blanket security interest in our assets. In the event of a default under either of the series of debentures, the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

Historically we have been dependent on revenue from a limited number of customers. If we were to be deprived of revenue from one or more these key customers, our future revenue and business operations could be materially and adversely effected.

         For fiscal year 2006, revenue from our largest two customers accounted for approximately 53% and 11%, respectively, of our gross revenue and no other customer accounted for more than 10% of our total revenue. We do not have an agreement with one of these customers and our agreement with the other customer may be cancelled upon 30 days notice. We are seeking to expand our customer base in fiscal year 2007 in order to eliminate our dependence upon revenues from a limited number of customers. Because of the significant nature of the revenue from our two largest customers to our results of operations, however, the loss of these customers, prior to our obtaining additional customers, could have a material adverse effect on our business operations and prospects.

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

         Our markets are subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

         o        meet or exceed technological advances in the marketplace;
         o         meet changing customer requirements;
         o        comply with changing industry standards;
         o        achieve market acceptance;
         o        integrate third party software effectively; and
         o        respond to competitive offerings.

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

         Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks. We seek to protect such intellectual property through a combination of confidentiality procedures, contractual provisions, copyright and trade secret laws and intend to apply for patents. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our software or obtain and use information that it regards as proprietary. Policing unauthorized use of our software is difficult, and software piracy could be a problem. Furthermore, potential competitors may independently develop technology similar to ours. While we have applied for a patent for our propriety software with the United States Patent and Trademark Office, we cannot provide any assurance that we will be granted a patent or, if granted, that third parties will not violate these protections. Any such violation of our intellectual property rights could prove costly to defend and funds devoted to these possible efforts would reduce the amount of working capital available to fund our ongoing operations.

Our Chairman and former Chief Executive Officer is the sole holder of our Series Y Convertible Preferred Stock which may give him voting control of our company and the ability to solely influence its business and direction.

         Our voting securities consist of shares of our common stock and our Series Y Convertible Preferred Stock. Holders of shares of our common stock are entitled to one vote per share and holders of shares of our Series Y Convertible Preferred Stock are entitled to 200 votes per share on all matters submitted to a vote of our stockholders, and these classes of our voting securities vote together on all matters submitted to a vote of our stockholders. Mr. Hersh, our Chairman and former Chief Executive Officer, is the sole holder of our Series Y Convertible Preferred Stock which, together with his common stock holdings, gives him voting rights at September 30, 2006 of approximately 14% of our voting securities. As a result of these voting rights, notwithstanding that our common stockholders are entitled to vote on matters submitted to our stockholders, Mr. Hersh may have the power to strongly influence the election of all of our directors and strongly influence the business and direction of our company.

The exercise of outstanding options and warrants, the conversion of shares of our Series B, C, D and Y Convertible Preferred Stock and the conversion of our 14.25% secured convertible debentures, our Series B 5% convertible secured debentures, and our Series C and D unsecured convertible debentures will be dilutive to our existing stockholders.

         As of October 6, 2006 we had the following securities outstanding which were convertible or exercisable into shares of our common stock:

         o options to purchase a total of 41,286,682 shares at prices ranging between $0.025 and $1.01 per share;
         o warrants to purchase a total of 59,412,537 shares at prices ranging between $0.05 and $2.00 per share;
         o 151,600 shares of our Series B Convertible Preferred Stock which are convertible into 3,032,000 shares;
         o 832 shares of our Series C Convertible Preferred Stock which are convertible into 83,200 shares;
         o 40 shares of our Series D Convertible Preferred Stock which are convertible into 40,000,000 shares;
         o 87,000 shares of our Series Y Convertible Preferred Stock which are convertible into 230,405 shares;
         o $1,597,000 of our 14.25% secured convertible debentures which are convertible into 5,974,560 shares;

         o $145,000 of our Series C 10% unsecured convertible debentures which are convertible into 966,667 shares;
         o $365,000 of our Series D 8% unsecured convertible debentures which are convertible into 18,250,000 shares at a current conversion price of $0.02 per share or 80% of the lowest price per common share offered by the Company in a private offering; and
         o $1,750,000 of our Series B 5% secured convertible debentures which are convertible into 80,769,233 shares at a conversion price of $0.02167 per share which was 100% of the average of the three lowest closing bid prices during the 30 trading days immediately preceding October 6, 2006.

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

         We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. We are unable at this time to quantify the amount we will spend to develop the necessary documentation and testing required by SOX 404, but such amount is likely to exceed the $45,000 we spent on audit fees for fiscal 2006. We do not presently have sufficient resources to fund the documentation and testing required by SOX 404, and we do not have available funds to engage qualified staff or consultants to assist us with compliance issues as required in connection with our audit for the fiscal year ending June 30, 2008.

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

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive offices are located in approximately 10,545 square feet of commercial office space at Congress Corporate Plaza, 903 Clint Moore Road, Boca Raton, Florida. We lease these premises from an unaffiliated third party under a lease expiring in May 2007. This lease requires annual payments of base rent during fiscal years 2006 and 2007 of approximately $125,000 and $116,188 respectively, as well as approximately $50,000 per year for our proportionate share of operating costs for the premises. We have provided the landlord with a security deposit of approximately $27,700.

         The principal executive offices of our subsidiary, CXT, are located in approximately 5,000 square feet at 210 Bray Park Road, West Columbia, South Carolina. These premises are leased from CXT for a term of five years commencing March 21, 2005 with a one year extension at our option. Further, we have the right to immediately terminate the lease in the event that the contract between TPS Logistics, Inc. and their largest customer is not renewed. The monthly rent is $4,200 during the five-year initial term and $5,040 during the one-year option period. Also, we agreed to pay, prior to the respective due dates thereof, all insurance premiums, charges, costs, expenses and payment required to be paid in accordance with the lease. The lease agreement contains customary default provisions and requires the prior written consent of the landlord to alter the property or to assign the lease to unaffiliated third parties.

         CXT also leases 123,750 square feet of warehouse space located at 10700 Farrow Road, Blythewood, South Carolina from an unaffiliated third party. This space primarily is used to store inventory manufactured by one of the plants of TPS Logistic's largest customer. This lease terminates in October 2008. The current monthly base rent is $30,766 and it increases on November 1 of 2006 and 2007 to $31,689 and $32,640, respectively. The landlord has been provided with a $32,000 security deposit. Also, the landlord has the right to terminate the lease with respect to 61,875 square feet by providing at least 90 days prior written notice. In the event of such a partial termination, the current monthly base rent for the remaining space would be reduced to $20,780 and it would increase on November 1 of 2006 and 2007 to $22,040 and $22,702, respectively.

ITEM 3. LEGAL PROCEEDINGS

         In October 2005, the Company settled without prejudice a complaint filed in April 2005 in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida (Palm Beach Media Associates, Inc. v. Power2Ship, Inc., Case No. 502005 CA 003494) for an aggregate of $15,000 that was paid $5,000 per month in October, November and December 2005.

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

                                                       High              Low
                                                       ----              ---
Fiscal Year 2007
----------------
July 1 to September 30, 2006                           $0.058            $0.0218

Fiscal Year 2006
----------------
April 1 to June 30, 2006                               $0.115            $0.0413
January 1 to March 31, 2006                            $0.22             $0.065
October 1 to December 31, 2005                         $0.17             $0.0615
July 1 to September 30, 2005                           $0.35             $0.16

Fiscal Year 2005
----------------
April 1 to June 30, 2005                               $0.39             $0.22
January 1 to March 31, 2005                            $0.35             $0.20
October 1 to December 31, 2004                         $0.47             $0.30
July 1 to September 30, 2004                           $0.45             $0.30

         On October 12, 2006 the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.05 per share. As of September 29, 2006, we had approximately 609 shareholders of record. In addition, certain of the shares of our common stock are held in "street" name by numerous beneficial owners that do not permit their ownership to be disclosed.

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

         The holders of our Series B Preferred Stock are entitled to receive a 10% per annum cumulative dividend when, as and if, declared by our board of directors. The dividend, if declared, is payable annually in arrears in cash or in shares of our common stock at our option. If the dividend is paid in shares of common stock, then such shares are valued at the average closing price of our common stock for the 10 trading days immediately preceding the date of such dividend. A 10% dividend was paid in shares of our common stock to shareholders of record of our Series B preferred stock on June 30, 2006 and 2005.

Securities Authorized for Issuance under Equity Compensation Plans

                                    Number of securities        Weighted average         Number of securities
                                    to be issued upon           exercise price of        remaining for future
                                    exercise of                 outstanding              issuance (excluding
                                    outstanding options         options, warrants        securities reflected
Plan Category                       warrants, and rights        and rights               in column (a))
-------------------------------------------------------------------------------------------------------------
2001 Employee Stock
Compensation Plan                   0                            n/a                     319,000

Recent Sales of Unregistered Securities

         From August through October 2006, we completed an offering of 40 shares of our non-voting, non-redeemable Series D convertible preferred stock, par value of $0.01 per share and stated value of $25,000 per share, to 21 accredited investors and 2 non-accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act and Rule 506 of Regulation D. We received an aggregate of $700,000 and exchanged $300,000 of outstanding short term notes and debentures. Each share is convertible into 1,000,000 shares of our common stock for an aggregate of 40,000,000 shares. Although not paying a dividend, each share is entitled to receive a participation interest equal to one-fourth of one percent (0.25%) of the annual net profits, after deducting any participation interest paid to Emerson Fittipaldi or any entities affiliated with Emerson Fittipaldi, generated from any future business activities undertaken by the Company or any of its subsidiaries in Brazil. Also, investors were given a right of first refusal to invest up to 200% of the amount they invested in this offering in the Company's next security offering. We did not pay any commissions in the sale of these securities.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         Richard Hersh, former Chief Executive Officer and Chairman of the Board of Directors, became the beneficial owner of one share of our Series D convertible preferred stock for $25,000 in a private transaction in August 2006.

         Daivd S. Brooks, Chief Executive Officer and a member of our Board of Directors, purchased one share of our Series D convertible preferred stock for $25,000 in a private transaction in August 2006.

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

Critical Accounting Policies

         Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our consolidated financial statements appearing elsewhere herein includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the reported revenue streams of our company:

         Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. We recognize freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

         Access services revenue is recognized in the month that access to our proprietary application is provided to customers. When we provide equipment to customers, in conjunction with providing access services to them, on any basis in which ownership is retained by our company, then we account for equipment provided to the customer as part of the access services agreement and revenue is recognized ratably over the term of the agreement.

         Implementation services revenue, generated pursuant to software development contracts with customers, is recognized on the percentage of completion basis for each deliverable in the contract. Revenue from implementation services is expected to be insignificant as a percentage of total revenue in the foreseeable future.

         We use SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148. In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grand-date fair value of stock options and other equity-based compensation issued to employees. The Company adopted FAS No. 123R in the first quarter of fiscal year 2006.

         Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations are the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows assets are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of June 30, 2006, management expects its long-lived assets to be fully recoverable.

GOING CONCERN

         We had a net loss of $5,597,529 and used cash of $3,775,355 in operating and investing activities during fiscal year 2006. Further, we have accumulated a deficit of $24,731,371 during the period from our inception through June 30, 2006. Our current operations do not provide an adequate source of cash to fund future operations. As described elsewhere herein, we only have sufficient cash on hand to fund our operating activities through October 31, 2006. Also, the report of our independent registered public accounting firm, dated October 11, 2006, on our financial statements for the year ended June 30, 2006 stated that our net loss and cash used in operations for the fiscal year ended June 30, 2006, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

OVERVIEW

         In March 2005 we acquired certain assets and liabilities of Commodity Express Transportation, Inc., a South Carolina company, and GFC, Inc., a South Carolina company. The consolidated financial statements and accompanying notes thereto included elsewhere in this prospectus reflect the assets, liabilities and results of operations of these two acquisitions from their respective dates of acquisition. These two transactions have substantially increased both our revenues and operating expenses.

         For the fiscal years ended June 30, 2006 and 2005, virtually all of our total revenue was generated by providing freight transportation services. Revenue from freight transportation services includes the total dollar value of services purchased from us by our customers. We provide freight transportation for our shipper customers using our own transportation equipment (asset based), on transportation equipment of owner-operators which are affiliated with our subsidiary CXT as well as numerous unaffiliated independent carriers located throughout the United States (non-asset based). We are a principal in the transaction to transport the freight. By accepting our customer's order, we accept certain responsibilities for transportation of the load from its origin to its destination. In instances when we arrange for transportation of the load by an unaffiliated independent carrier, the carrier's contract is with our company, not our shipper customer, and we are responsible for prompt payment of carrier charges. We are also generally responsible to our shipper customer for any claims for damage to freight while in transit. The price we charge for these freight transportation services depends largely upon the prices charged by our competitors as well as upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the distance that equipment is from the origin of the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered.

              To a lesser extent, we have historically generated revenues from access services and implementation services. For the fiscal year ended June 30, 2004, we also generated revenue from access services and implementation services, which represented approximately 14% and approximately 1%, respectively, of our total revenue for that year. For the fiscal year ended June 30, 2005 less than 1% of our total revenue was attributable to revenue from access services and we reported no revenue during that period from implementation services. For the year ended June 30, 2006 we had revenue from access services and implementation services represented less than 0.1% of total revenue. Access services revenue represents revenue generated from the unlimited use of the information available through our proprietary application for a fixed monthly fee. Implementation services include design, programming and testing of custom developed interfaces that permit our proprietary application to communicate and share data with a customer's existing computer software. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from either access services or implementation services in any future periods.

              During fiscal years ended June 30, 2006 and 2005, revenue generated from one customer represented approximately 53% and 40%, respectively, of our freight transportation revenue. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to potential shipper customer and companies involved in freight security to the maximum extent permitted by our limited sales and marketing budget.

              Our revenue growth during fiscal 2007 is substantially related to revenue from the assets of a freight transportation company acquired in March 2005 which now comprise the operations of our CXT subsidiary. CXT is a freight transportation services provider serving customers located in the southeastern United States. Its freight transportation services are provided by independent truck owner-operators under contract with CXT or by independent drivers that utilize tractors and trailers provided by CXT, as well as by other trucking companies, including Power2Ship, arranged by CXT's freight transportation brokerage.

         During fiscal years 2003 through 2005, we also generated access services revenue and implementation services revenue under an agreement with The Great Atlantic and Pacific Tea Company, one of the nation's first supermarket chains which operates 417 stores in 10 states under the trade names A&P, Waldbaum's, The Food Emporium, Super Foodmart, SuperFresh, Farmer Jack, Sav-A-Center and Food Basics. Under this agreement we provided The Great Atlantic and Pacific Tea Company with unlimited use of our proprietary application for a fixed monthly fee, as well as a virtual private network (VPN) fee which provided our customer with data encryption and other extra security measures for their data together with software development in the form of the design, programming and testing of a custom developed interface to our proprietary application This agreement was terminated in January 2005.

         We also are collaborating with several technology and defense companies that, in response to the Homeland Security Act and Operation Safe Commerce, are working to develop solutions that address global transportation security issues.

We believe that our secure, wireless, Internet-based system which uses a combination of global positioning satellite technologies can become a key component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that may be part of any comprehensive security system. Examples of these technologies include radio-frequency identification (RFID) tags fastened to the outside of containers and/or trailers, smart tags affixed to the goods inside shipping containers, and electronic seals applied at the time the container is loaded. Further, our system has the ability to alert a truck's owner or authorities if a vehicle deviates from its designated route. Because our application was designed to provide economic benefit to the transportation industry, it is uniquely suited to providing a Homeland Security solution without causing onerous expense to either the private or public sector.

         During fiscal 2007 our greatest challenge will be raising sufficient additional capital to fund our ongoing operations, pay our obligations as they become due and continue to implement our business model. As of June 30, 2006, we had secured debt of $900,000 and unsecured debt of $290,000 that was due and $2,597,000 of secured debt and $236,280 of unsecured debt which becomes due by June 30, 2007. In September 2006, we entered into an agreement with the lender of $900,000 of secured debt that was due on June 28, 2006 that effectively extended the maturity date of this debt until October 31, 2006 and, upon payment of $100,000 on November 1, 2006, will extend the maturity date until December 31, 2006. The $290,000 of unsecured debt due on June 30, 2006 consisted of i) a $115,000 unsecured promissory note to Richard Hersh, the Company's former Chief Executive Officer, who entered into a separation and severance agreement in September 2006 pursuant to which he agreed to forgive this note and ii) a $175,000 unsecured promissory note that was due on June 30, 2006. While we have deferred certain employees' compensation and reduced or eliminated certain non-essential personnel and administrative costs, if we are unable to secure additional capital as needed we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted, as well as severely limiting our ability to diversify our revenue sources. If we are unable to satisfy the secured debt when it becomes due, the holders could foreclose on our assets and we would be forced to cease our operations.

RESULTS OF OPERATIONS

Revenue

         Total revenue generated during the year ended June 30, 2006 increased by $20,747,632 or approximately 224% as compared with total revenue generated during the year ended June 30, 2005. This increase consisted primarily of freight transportation revenue increasing $20,724,643, or approximately 224%, in fiscal year 2006 from fiscal year 2005. Most of this revenue growth was attributed to consolidating a full year of operating results from our subsidiaries CXT and Power2Ship Intermodal during fiscal year 2006 as compared with consolidating only three and one-third months of operating results during fiscal year 2005. We had two major customers that collectively generated revenue of 64% and 54% of our total revenue during fiscal years 2006 and 2005, respectively.

         We anticipate that our total revenue will continue increasing in fiscal year 2007 though at a much slower rate than achieved in fiscal year 2006. Most of this revenue growth is expected to be freight transportation revenue attributed to the efforts of our corporate sales and marketing personnel and from existing and new transportation agents. In addition, we expect to generate revenue in fiscal year 2007 by providing logistics consulting and implementation services to large shipper customers such as Averitt Express with whom we have an agreement to provide such services. A potential source of revenue in fiscal year 2007 is providing logistics consulting and implementation services related to global transportation security to technology and/or defense companies or United States federal or state government agencies. We have not entered into any agreements related to global transportation security as of the date of this annual report and cannot predict if and when we may do so. Another potential source of revenue in fiscal year 2007 is providing logistics consulting and implementation services to countries outside the United States such as Brazil where we are expecting to begin operations in our second fiscal quarter. Finally, we are seeking, subject to the availability of sufficient financing, to increase our revenue by acquiring one or more logistics and transportation services companies. We have not entered into any acquisition agreements as of the date of this annual report and cannot predict if and when we may do so.

Operating Expenses

         Total operating expenses incurred during fiscal year 2006 increased by $19,217,479 or approximately 132% as compared with total operating expenses incurred during fiscal year 2005. Freight transportation expenses increased by $18,624,885 or approximately 225% in fiscal year 2006 as compared with fiscal year 2005. Most of our freight transportation expenses are variable costs associated with moving freight that increase by relatively the same percentage as freight transportation revenue when gross margins are constant as was the case during fiscal year 2006. We expect freight transportation expenses in fiscal year 2007 to increase proportionately with our increase in freight transportation revenue in fiscal year 2007.

         Selling, general and administrative expenses increased by $592,594 or approximately 9% to $6,872,519 in fiscal year 2006 from $6,279,925 in fiscal year 2005. This increase was attributable to a decrease of $254,626 or approximately 6% in salaries, benefits and consulting expenses offset by an increase of $847,220 or approximately 47% in other selling, general and administrative expenses.

         Salaries, benefits and consulting expenses decreased by $254,626 or approximately 6% in fiscal year 2006. This decrease consisted of a decrease of $1,306,190 or approximately 30% in salaries, benefits and consulting expenses by our Florida-based operations partially offset by an increase of $1,051,564 or 609% in salaries and benefits by our subsidiaries CXT and Power2Ship Intermodal. The decrease by our Florida-based operation primarily consisted of a decrease of $1,220,920 or approximately 49% in consulting expense as we had less of a need for consulting services in fiscal year 2006 than in fiscal year 2005. The increase by our subsidiaries CXT and Power2Ship Intermodal of $846,266 and $205,298, respectively, was a result of reporting twelve months of expense in fiscal year 2006 compared with the period from our date of acquisition of these subsidiaries in March 2005 through June 30, 2005.

         The most significant expenses contributing to the $847,220 increase in other selling, general and administrative expenses were as follows:

         - Increases in other selling, general and administrative expenses incurred by our subsidiaries CXT and Power2Ship Intermodal of $789,084 and $362,667, respectively, for the twelve months ended

               June 30, 2006 compared with the period from our date of acquisition of these subsidiaries in March 2005 through June 30, 2005.

         - Decreases in other selling, general and administrative expenses incurred by our Boca Raton Florida-based operations of $304,531 primarily associated with:

              - Advertising and marketing expenses, including convention and trade show expenses, which decreased by $210,125 or approximately 90% to $22,142 in fiscal year 2006 from $232,267 in fiscal year 2005. This decrease resulted from management's decision to discontinue the marketing strategy to drive carriers and shippers to its website that had been implemented in fiscal year 2005 but had not proven to be effective.

              - Legal and accounting fees which decreased by $96,505 or approximately 29% to $233,584 during fiscal year 2006 from $330,089 during fiscal year 2005. This decrease resulted from lower legal and accounting fees related to public reporting requirements, litigation and other legal matters incurred in the ordinary course of business in fiscal year 2006 compared with fiscal year 2005.

              - Travel and entertainment expenses which decreased by $75,770 or approximately 41% to $110,056 during fiscal year 2006 from $185,826 during fiscal year 2005. This decrease resulted primarily from attending fewer conventions and trade shows.

              - Bank service charges which increased by $64,057 or approximately 790% to $72,142 during fiscal year 2006 from $8,085 during fiscal year 2005. This increase was a result of the higher volume of transaction fees incurred when using the Comdata card to pay carriers as well as to higher service charges associated with our $1,000,000 revolving credit facility.

              - Bad debt expense which increased by $40,019 to $40,702 during fiscal year 2006 from $683 in fiscal year 2005. This increase was based on the reduced likelihood of collecting accounts receivable over 90 days past due which were $103,015 as of June 30, 2006.

                  We expect selling, general and administrative expenses in fiscal year 2007 to remain relatively constant with fiscal year 2006. We anticipate that increases in salaries and fringe benefits associated with annual increases should be offset by the closing of our Power2Ship Intermodal operation.

Other Income (Expense)

         Total other expense increased by $566,462 or approximately 45% in fiscal year 2006 as compared with fiscal year 2005. This increase primarily consisted of an increase of $550,917 or approximately 43% in interest expense. The increase in interest expense for fiscal year 2006 consisted of increases of:

         - $361,908 or approximately 30% from our Florida-based operation as a result of having a higher average balance of outstanding debentures and promissory notes and the higher amount of interest expense as a result of amortization of discounts on notes payable and

         - $189,009 or approximately 247% from our subsidiaries CXT and Power2Ship Intermodal for a full twelve months in fiscal year 2006 compared with the period from our date of acquisition of these subsidiaries in March 2005 through June 30, 2005.

         We expect interest expense to be materially lower in fiscal year 2007 assuming that most of our convertible debentures due by December 31, 2006 are converted to equity securities or repaid with the proceeds from the sale of our equity securities. However, there can be no assurance that acceptable financing to repay our debentures can be obtained on suitable terms, if at all.

         Our net loss available to common shareholders decreased by $969,991 or approximately 15% to $5,675,329 in fiscal year 2006 from $6,645,320 in fiscal year 2005. This decrease was a result of a decrease in our loss from operations of $1,530,153 or approximately 29% to $3,775,124 in fiscal year 2006 versus $5,305,277 in fiscal year 2005 and a decrease in preferred stock dividends of $6,300 that partially were offset by the $566,462 increase in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2006 contains an explanatory paragraph regarding our ability to continue as a going concern. As of June 30, 2006, we had an accumulated deficit of $24,731,371, a stockholders' deficit of $2,973,232, and cash and cash equivalents of $223,525.

         At June 30, 2006 we had a working capital deficit of $4,849,787 as compared with a working capital deficit of $38,477 at June 30, 2005. This $4,811,310 decrease in working capital was attributed to an increase of $1,158,576 in current assets offset by an increase of $5,969,886 in current liabilities. The increase in current assets consisted of a $1,651,592 increase in accounts receivable, net of allowances for doubtful accounts, and a $171,212 increase in prepaid expenses partially offset by a $614,228 decrease in cash and a $50,000 decrease in short term notes receivable. The increase in current liabilities consisted of a $3,672,817 increase in short term notes payable, a $1,291,174 in accounts payable and accrued expenses, a $795,627 increase in the outstanding balance on our line of credit, and a $210,268 increase in accrued salaries.

         During fiscal year 2006 our cash balance decreased by $614,228. This decrease consisted of $3,306,858 used in operating activities and $468,497 used in investing activities which were offset by $3,161,127 provided by financing activities. This compares with an increase in our cash balance of $5,623 during fiscal year 2005 that consisted of $3,200,848 used in operating activities and $647,401 used in investing activities which were offset by $3,853,872 provided by financing activities.

         Net cash of $3,306,858 used in operating activities for fiscal year 2006 consisted of the $5,597,529 net loss and $498,986 used for operating assets and liabilities partially offset by $2,789,657 of non-cash expenses. Non-cash expenses primarily consisted of $2,137,291 of depreciation and amortization, $356,410 of expenses associated with the issuance of our common stock, options and warrants as payment for services, interest, preferred dividends and litigation and note settlement, a $229,527 impairment of intangible assets and a $66,429 increase in our allowance for doubtful accounts receivable.

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

         Net cash used in investing activities in fiscal year 2006 consisted of $106,034 spent on property and equipment and $362,463 in capitalized costs of software development. In fiscal year 2005, net cash used in investing activities consisted of $16,409 spent on property and equipment, $361,784 in capitalized costs of software development and $269,208 associated with the acquisitions of assets by our subsidiaries CXT and Power2Ship Intermodal.

         Net cash provided by financing activities of $3,161,127 in fiscal year 2006 consisted of $1,460,000 from issuances of promissory notes, $1,260,000 received from the issuance of shares of our common stock and warrants, $795,627 received from our line of credit and $50,000 received from notes receivable that partially were offset by $404,500 in repayments of a short term promissory note.

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

         We estimate that our cash on hand at June 30, 2006 of $223,525 plus $710,000 received from the sale of Series D convertible preferred stock from August through October 2006 and $40,000 received from the issuance of short term promissory notes, will fund our operating activities until approximately October 31, 2006. If we are unable to obtain additional working capital before then, we will defer certain employees' compensation and eliminate certain personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the Report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective.

         In addition, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth information on our executive officers and directors as of October 6, 2006.

Name                                         Age         Positions
----------------------------------------     --------    ------------------------------------------------------
Richard Hersh                                63          Chairman of the Board of Directors
David S. Brooks                              35          Chief Executive Officer and Member, Board of Directors
S. Kevin Yates                               41          Chief Operating Officer and Member, Board of Directors

         DAVID S. BROOKS. Mr. Brooks became the Company's Chief Executive Officer, and was elected to its Board of Directors, in September 2006. From 2001 through 2003, Mr. Brooks was Vice President, Business Development for MercuryMD, Inc., a provider of mobile information systems serving the healthcare market. He was Chief Operating Officer for iNTERFACEWARE, Inc., a provider of products and services designed to make exchanging electronic healthcare data easy for healthcare providers and software vendors, from 2003 through 2004. From 2004 to the present, Mr. Brooks founded and became President of bcc: Consulting, LLC, a strategic sales and marketing company. In 2006, he became Chief Operating Officer of PocketMD, LLC, the provider of a mobile information solution targeting the United States Department of Veterans Affairs. Mr. Brooks is working full-time for the Company while also remaining available to PocketMD on a limited basis.

         S. KEVIN YATES. Mr. Yates became the Company's Chief Operating Officer, and was elected to its Board of Directors, in September 2006. During the past five years, Mr. Yates' experience has included sales management positions with the medical imaging business of Millenium Healthcare Solutions in 2001; A4 Health Systems, a provider of software and service solutions for physician practice and hospital settings in 2002; Per-Se Technologies, a provider of connective healthcare solutions to physicians, hospitals, and pharmacies from 2002 to 2003; and from 2004 to 2006 with Cerner Corporation, a supplier of healthcare information technology solutions and Bridge Medical, a leader in the point-of-care software market that was acquired by Cerner in 2005. In 2006, Mr. Yates became President of PocketMD, LLC, the provider of a mobile information solution targeting the United States Department of Veterans Affairs. He is in the process of transitioning from PocketMD to the Company and expects to relinquish most of his PocketMD duties by the end of 2006.

         RICHARD HERSH. Mr. Hersh has been Chairman since March 2003 and from March 2003 until September 2006 he served as our Chief Executive Officer. Mr. Hersh served as Chairman and Chief Executive Officer of Freight Rate, Inc. from August 2001 until March 2003. Mr. Hersh served as Chief Operating Officer of

Freight Rate, Inc. from 1998 until being elected CEO and Chairman in April 2001. Prior to joining Freight Rate, Inc., he held several management positions including Operations Manager of Express Web, Inc., Chief Executive Officer of TRW, Inc. a start-up recycling company, Vice President of Operations for Book Warehouse, a discount bookstore chain, and Director of Operations for Dollar Time. Also, Mr. Hersh founded and was Chief Executive Officer of Helyn Brown's, a retailer of women's apparel with stores in Florida and Louisiana, which he sold after approximately 16 years.

         All directors are elected at each annual meeting and serve for one year and until their successors are elected and qualified. Our officers serve at the pleasure of our board of directors.

Key Employees

         JOHN URBANOWICZ. Mr. Urbanowicz served as our Vice President of Information Technology from January 2003 until September 2006 when he became our Executive Vice President of Information Technology. From June 2002 until January 2003, he provided us with various consulting services in the areas of technology, logistics and operations. During the approximately 20 years prior to joining our company, Mr. Urbanowicz was involved predominantly in the logistics and distribution fields as a distribution manager, general manager, IT manager and, most recently, as a software and business consultant. From January 2002 until April 2002, Mr. Urbanowicz was Director of Application Development for Independent Read360Network, Inc. where he was responsible for application design and development for content delivery to Palm and wireless devices through RF and IR connectivity. From August 2000 until December 2001 he served as Vice President of Information Technology at Healthtrac Corporation where he was responsible for product definition and development of an online health portal and a health risk assessment tool including content management capability, and from April 1999 until June 2000 Mr. Urbanowicz was Vice President of Information Technology for Furkon, Inc. where he was responsible for overseeing day to day business operations along with overseeing in excess of 40 developers in design, testing and implementation of multi-tier browser based application using Java and Oracle.

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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2006, there were no delinquent filings.

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

         Board of Directors Independence. Our board of directors consists of three members, none of which are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. We currently are not subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. As a result of our minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which generally is necessary to attract and retain independent directors. As we grow in the future, our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

         Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

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

         Code of Ethics. We have adopted a Code of Ethics and Business Conduct to provide guiding principles to our principal executive officer, principal financial officer, and principal accounting officer or controller of our company in the performance of their duties. Our Code of Ethics and Business Conduct also strongly recommends that all directors and employees of our company comply with the code in the performance of their duties. Our Code of Ethics and Business Conduct provides that the basic principle that governs all of our officers, directors and employees is that our business should be carried on with loyalty to the interest of our stockholders, customers, suppliers, fellow employees, strategic partners and other business associates. We believe that the philosophy and operating style of our management are essential to the establishment of a proper corporate environment for the conduct of our business.

         Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

         *        conflicts of interest,
         *        financial reporting responsibilities,
         *        insider trading,
         *        inappropriate and irregular conduct,
         *        political contributions, and
         *        compliance with laws.

         A copy of our Code of Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

ITEM 10. EXECUTIVE COMPENSATION

         The table below sets forth information relating to the compensation paid by us during the past three fiscal years to: (i) the Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during the last three completed fiscal years ending June 30, 2006 (the "Named Executive Officers").

Summary Compensation Table

                                                                        Long-Term Compensation
                              Annual Compensation                     Restricted    Securities
Name and Principal   Fiscal   -------------------      Other Annual     Stock       Underlying        All Other
Position              Year    Salary         Bonus     Compensation    Awards      Options SAR (#)    Compensation
--------              ----    ------         -----     ------------    ------      ---------------    ------------
Richard Hersh,        2006    $244,933(1)     $    0      $     0         $0              0              $0

Chief Executive       2005    $205,200(1)     $    0      $     0         $0      2,060,881              $0

Officer               2004    $171,913(1)     $    0      $     0         $0              0              $0

Michael J. Darden,    2006    $240,897(2)     $    0      $     0         $0              0              $0

President             2005    $194,395(2)     $9,304      $     0         $0      1,043,812              $0

                      2004    $148,319        $1,083      $19,200         $0              0              $0

(1) Includes accrued salary that remains unpaid as of the date of this annual report of $134,800, $85,200 and $51,913 at the end of fiscal years 2006, 2005 and 2004, respectively. On March 10, 2003, we issued Mr. Hersh a convertible promissory note in the amount of $135,000 in exchange for his forgiveness of $147,520 of accrued salary. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The outstanding principal balance of the note may be converted at any time into shares of our common stock at a conversion price equal to the lesser of (a) $1.51 per share, or (b) 50% of the average of the closing bid price of the common stock for the five trading days immediately preceding the date of conversion, but not less than $0.75 per share

(2) Includes accrued salary that remains unpaid as of the date of this annual report of $47,640 and $4,391 at the end of fiscal years 2006 and 2005.

Employment Agreements

         Effective September 15, 2006, we entered into an employment agreement with David S. Brooks having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary, which may be deferred until we have raised an aggregate of $3,000,000, will be $150,000 and he received a fully vested option to purchase 9,000,000 shares of our common stock for $0.025 per share that expires in five years.

         Effective September 15, 2006, we entered into an employment agreement with S. Kevin Yates having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary, which may be deferred until we have raised an aggregate of $3,000,000, will be $150,000 and he received a fully vested option to purchase 9,000,000 shares of our common stock for $0.025 per share that expires in five years.

         Effective January 1, 2003, we entered into a five-year employment agreement with Richard Hersh to serve as our Chief Executive Officer. Under the terms of this agreement, Mr. Hersh received a monthly salary based on 75% of the first year base salary in the agreement of $150,000 until the Company received an aggregate of $2 million in funding. He received annual salary increases of 20% per year on each anniversary of the effective date of the agreement. Mr. Hersh had agreed to defer a portion of his salary and, as of June 30, 2006, had an accrued salary of $271,913. In September 2006, Mr. Hersh resigned as Chief Executive Officer of the Company and entered into a Separation and Severance Agreement with the Company that, among other terms and conditions, settled all claims for payment by Mr. Hersh for $20,000 and the issuance of a fully vested option to purchase 11,000,000 shares of our common stock for $0.025 per share that expires in five years (see Note 15 - Subsequent Events in Consolidated Financial Statements for further details of this Employment Agreement).

         Effective September 25, 2006, we entered into an employment agreement with John Urbanowicz having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Urbanowicz' annual base salary is $150,000 and he received a fully vested option to purchase 5,000,000 shares of our common stock for $0.025 per share that expires in five years. Prior to entering into this agreement, Mr. Urbanowicz had agreed to defer a portion of his salary and, as of June 30, 2006, had an accrued salary of $16,156.

                    Option Grants in Year Ended June 30, 2006
                               (individual grants)

         The following table sets forth certain information with respect to stock options granted in fiscal 2006 to the Named Executive Officers.

                     NO. OF SECURITIES      % OF TOTAL OPTIONS/SARs
                    UNDERLYING OPTIONS       GRANTED TO EMPLOYEES            EXERCISE      EXPIRATION
     NAME              SARs GRANTED              IN FISCAL YEAR                PRICE          DATE
     ----            ----------------       -----------------------          --------      -----------
Richard Hersh               --                       --                         --              --
Michael J. Darden           --                       --                         --              --

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

         The following table sets forth certain information with respect to stock options held as of June 30, 2006 by the Named Executive Officers.

                                           NO. OF SECURITIES
                      SHARES               UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                     ACQUIRED              OPTIONS AT                           IN-THE-MONEY OPTIONS AT
                        ON        VALUE    JUNE 30, 2006                        JUNE 30, 2006 (1)
NAME                 EXERCISE    REALIZED  EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                 --------    --------  -----------       -------------      -----------    -------------
Richard Hersh              0        n/a     6,182,642              0                0                0
Michael J. Darden          0        n/a     2,932,811              0                0                0

(1) Based upon the closing bid price of our common stock as reported on the OTC Bulletin Board on June 30, 2006 of $0.059.

         In September 2006, the Company granted its Chairman, Richard Hersh, upon his entering into a Separation and Severance Agreement with the Company, an option to purchase 11,000,000 shares of the Company's common stock for an exercise price of $0.025 per share and an expiration date that is five years from the grant date.

         In September 2006, the Company granted its Chief Executive Officer, David S. Brooks and its Chief Operating Officer, S. Kevin Yates, upon their entering into employment agreements with the Company, an option to purchase 9,000,000 shares of the Company's common stock for an exercise price of $0.025 per share and an expiration date that is five years from their grant date.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information available to us as of October 6, 2006, with respect to the beneficial ownership of the outstanding shares of our common stock by:

         * each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
         *        each director
         *        each executive officer; and
         *        all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 903 Clint Moore Road, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from October 6, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of October 6, 2006, have been exercised or converted.

Name of                                    Amount and Nature of    Percentage    Percent of
Beneficial Owner                           Beneficial Ownership    of Class      Voting Control (1)
----------------                           --------------------    ----------    ------------------
Common Stock:
Richard Hersh (2)                                12,389,528             10.5%        21.9%
David S. Brooks (3)                              10,000,000              8.6%         7.5%
S. Kevin Yates (4)                                9,000,000              7.8%         6.8%
All officers and directors
  as a group (two persons) (2,3,4)               31,389,528             22.9%        31.5%
Chris Bake (5)                                   10,800,000              9.3%         8.1%
Michael Garnick (6)                              17,533,344             16.0%        13.8%
Carmelo Luppino (7)                              20,143,775             17.1%        14.9%
Arthur Notini (8)                                 6,333,333              5.7%         4.9%
The Amber Capital Fund Ltd. (9)                  11,000,000              9.6%         8.4%
John Geuting (10)                                 9,266,667              8.1%         7.0%

Series D Convertible Preferred Stock:
Richard Hersh (2)                                         1              2.5%        21.9%
David S. Brooks (3)                                       1              2.5%         7.5%
S. Kevin Yates (4)                                       --               --          6.8%
All officers and directors as a
   group (three persons) (2)(3)(4)                        2              5.0%        31.5%

Series Y Convertible Preferred Stock:
Richard Hersh (2)                                    87,000              100%        21.9%
David S. Brooks (3)                                      --               --          7.5%
S. Kevin Yates (4)                                       --               --          6.8%
All officers and directors as a
   group (three persons) (2)(3)(4)                   87,000              100%        31.5%

*   represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on October 6, 2006. On that date we had 106,331,068 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 123,731,068 votes.

(2) Includes 11,000,000 shares of common stock underlying an option exercisable at $0.025 per share which expires on September 15, 2011 and 1,000,000 shares of common stock underlying Series D convertible preferred stock convertible at $0.025 per share owned my Mr. Hersh's wife.

(3) Includes 9,000,000 shares of common stock underlying an option exercisable at $0.025 per share which expires on September 15, 2011 and 1,000,000 shares of common stock underlying Series D convertible preferred stock convertible at $0.025 per share.

(4) Includes 9,000,000 shares of common stock underlying an option exercisable at $0.025 per share which expires on September 15, 2011.

(5) Mr. Bake's address is 10300 W. Charleston, Suite 131, #381, Las Vegas, Nevada 89135. Includes 1,700,000 shares of common stock underlying warrants of which 250,000 are exercisable at $0.05 per share expiring on January 1, 2009, 250,000 are exercisable at $0.05 per share expiring on February 1, 2009 and 1,200,000 are exercisable at $0.05 per share expiring on April 3, 2009. Mr. Bake also is a control person of both C & J Services SW and World Internet Trade Expeditors. C & J Services owns 700,000 shares of common stock and 200,000 shares underlying a warrant exercisable at $0.05 per share expiring on February 28, 2008, 500,000 shares underlying warrants exercisable at $0.05 per share of which 250,000 expire on December 23, 2008, 125,000 expire on January 4, 2009, 50,000 expire on January 20, 2009 and 75,000 expire on February 7, 2009, 1,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on March 31, 2009, 150,000 shares underlying a warrant exercisable at $0.05 per share expiring on April 14, 2009 and 5,750,000 underlying $115,000 principal amount of our Series D 8% unsecured convertible debentures assuming a current conversion price of $0.02 per share. World Internet Trade Expeditors owns 400,000 shares of common stock and 400,000 shares of common stock underlying a warrant exercisable at $.15 per share expiring on February 28, 2008.

(6) Mr. Garnick's address is 1590 Stockton Road, Meadowbrook, Pennsylvania 19046. Includes 1,000,000 shares of common stock underlying a warrant exercisable at $0.05 per share which expires on February 28, 2008 and 2,000,000 shares of common stock underlying a warrant exercisable at $0.05 per share which expires on April 28, 2009.

(7) Mr. Luppino's address is 77 Sheather Road, Mt. Kisko, New York 10549. Includes 700,000 shares of our common stock underlying a warrant exercisable at $0.05 per share expiring on February 2, 2008, 350,000 shares underlying a warrant exercisable at $0.05 per share expiring on May 10, 2008, 1,500,000 shares underlying a warrant exercisable at $0.05 per share expiring on November 10, 2008, 1,333,333 shares underlying a warrant exercisable at $0.05 per share expiring on November 15, 2008, 2,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on April 26, 2009 and 4,000,000 shares underlying $100,000 of our Series D convertible preferred stock. Mr. Luppino is the control person of both Luppino Landscaping & Masonry, LLC and Triple L Concrete, LLC. The number of shares owned by Mr. Luppino includes 666,667 shares underlying a warrant exercisable at $0.05 per share expiring on May 20, 2008 which is held by Luppino Landscaping & Masonry, LLC and 666,667 shares underlying a warrant exercisable at $0.05 per share expiring on May 20, 2008 which is held by Triple L Concrete, LLC.

(8) Mr. Notini's address is 1055 Mammoth Road, Dracut, Massachusetts 01826. Includes 2,333,333 shares underlying warrants exercisable at $0.05 per share, of which 1,000,000 shares expire on February 28, 2008 and 1,333,333 shares expire on October 31, 2008, and 2,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on May 12, 2009.

(9) Michael B. Collins is a control person of The Amber Capital Fund Ltd. which is located at 5 Park Road, Hamilton, Bermuda HM09. Includes 2,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on February 28, 2008, 1,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on May 3, 2009 and 5,000,000 underlying $100,000 principal amount of our Series D convertible debentures assuming a current conversion price of $0.02 per share.

(10) John Geuting's address is 4005 Byron Road, Wilmington, Delaware 19802. Includes 800,000 shares underlying a warrant exercisable at $0.05 per share expiring on February 28, 2008, 666,667 shares underlying a warrant exercisable at $0.05 per share expiring on November 18, 2008 and 6,000,000 shares underlying $150,000 principal amount Series D convertible preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 2006, we engaged Chris Bake, a principal shareholder of the Company, as a consultant to provide us with various business advisory services for one year for which we granted him a three-year warrant to purchase 500,000 shares of common stock exercisable at $0.10 per share valued at $32,200. In April 2006, we amended the consulting agreement with Mr. Bake and granted him another three-year warrant to purchase 1,200,000 shares of common stock exercisable at $0.10 valued at $71,640.

         In May 2006, we engaged The Amber Capital Fund, Ltd., a principal shareholder of the Company, as a consultant to provide us with various business advisory services for one year for which we issued 1,000,000 shares of common stock valued at $80,000.

         In April 2005, Richard Hersh, our Chief Executive Officer and Michael
J. Darden, our President, were granted options providing each with the right to purchase 10% of the shares of common stock of CXT for an exercise price of $60,000 expiring three years from the date these options were granted. In September 2006, Mr. Hersh entered into a Separation and Severance Agreement that, among other terms and conditions, cancelled his CXT option.

         In February 2005, we engaged Carmelo Luppino, a principal shareholder of the Company, as a consultant to provide us with various business advisory services for one year. During fiscal year 2005, we issued Mr. Luppino 700,000 shares of common stock valued at $203,000 and warrants to purchase 1,050,000 shares of common stock for $0.15 per share and 221,755 shares for $0.38 per share valued at $273,301. During fiscal year 2006, we issued Mr. Luppino a three-year warrant to purchase 1,500,000 shares exercisable at $0.15 per share valued at $169,200.

         In October 2004, we engaged Michael Garnick, a principal shareholder of the Company, as a consultant to provide us with various business advisory services, particularly related to legal matters, for one year. During fiscal year 2005, we issued Mr. Garnick 450,000 shares of common stock valued at $151,500. During fiscal year 2006, we issued Mr. Garnick 1,150,000 shares of common stock valued at $74,980.

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

ITEM 13. EXHIBITS

(a)      Exhibits

Exhibit
No.      Description of Document
---      -----------------------

2.1 Merger Agreement between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)
3.1      Articles of Incorporation (2)
3.2      Certificate of Amendment to Articles of Incorporation (3)
3.3      Certificate of Amendment to the Articles of Incorporation (4)
3.4 Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)
3.5 Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)
3.6 Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)
3.7 Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)
3.8 Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)
3.9 Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10     Bylaws (2)
3.11     Amended Bylaws dated March 31, 2003 (5)
3.12 Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock **
4.1 Form of Common Stock Purchase to Newbridge Securities Corporation for Business Advisory Agreement (10)
4.2      $ 1,747,000 principal amount 14.25% secured convertible debenture (10)
4.3      $2,000,000 principal amount Series B 5% secured convertible debenture
         (6)
4.4      Form of non-plan option agreement (10)
4.5      Form of common stock purchase warrant (10)
4.6 Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)
4.7 Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)
4.8      Form of Warrant for 2005 Unit Offering (17)
4.9      Form of Series C 10% unsecured convertible debenture*
4.10     Form of Warrant for Series C 10% unsecured convertible debenture offering*
4.11     Form of Series D 8% unsecured convertible debenture *
4.12     Form of Warrant for Series D 8% unsecured convertible debenture*
5        Opinion of Schneider Weinberger & Beilly, LLP*
10.1     Securities Purchase Agreement (6)
10.2     Investor Registration Rights Agreement (6)
10.3     Placement Agent Agreement with Newbridge Securities Corporation (6)
10.4     2001 Employee Stock Compensation Plan (3)
10.5 Form of Registration Rights Agreement dated as of December 21, 2001, by and between Jaguar Investments, Inc. and certain shareholders of Jaguar Investments, Inc. (7)
10.6     Employment Agreement with Richard Hersh (8)
10.7     Employment Agreement with Michael J. Darden (8)
10.8     Employment Agreement with John Urbanowicz (8)
10.9     Business Advisory Agreement with Newbridge Securities Corporation (10)
10.10 Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz
         (10)
10.11    Security Agreements for 14.25% secured convertible debentures (10)
10.12    Registration Rights Agreement for 14.25% secured convertible debentures
         (10)
10.13    Consulting Agreement with Michael Garnick (11)
10.14    Form of Motor Carrier Transportation Agreement (11)
10.15    Asset Purchase Agreement with GFC, Inc. (14)
10.16    Commission Sales Agreement with Associated Warehouses, Inc. (12)
10.17    Mutual Agreement with Commodity Express Transportation, Inc. (15)
10.18    Loan and Security Agreement with Mercantile Capital, LP (12)
10.19    Escrow Agreement with Commodity Express Transportation, Inc. (15)
10.20    Equipment Lease Agreement with Commodity Express Transportation, Inc.
         (15)
10.21    Commercial Lease with Commodity Express Transportation, Inc. (15)
10.22    Commodity Express Transportation, Inc. - TPS Logistics, Inc. Agreement
         (15)
10.23    Consulting Agreement with Stokes Logistics Consulting, LLC (15)
10.24    Employment Agreement with W.A. Stokes (15)
10.25    Fee Assumption Agreement (15)

10.26    Asset Purchase Agreement with GFC, Inc. (16)
10.27    Consulting Agreement with Michael Allora (16)
10.28    Form of Unsecured Promissory Note (13)
10.29    Agreement with Welley Shipping (China) Company, Limited (18)
10.30    Termination Agreement with Cornell Capital Partners, LP (19)
10.31    Form of shipper agreement*
10.32    Form of carrier agreement*
10.33    Letter of Engagement Between Power2Ship, Inc. and Averitt Express (20)
10.34    Separation and Severance Agreement with Richard Hersh **
10.35    Consulting Agreement with Richard Hersh **
10.36    Employment Agreement with David S. Brooks **
10.37    Employment Agreement with S. Kevin Yates **
10.38 Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) **
10.39 Agreement to Amend Debentures Held by Cornell Capital Partners, LP and/or its Affiliate, Montgomery Equity Partners, Ltd. **
14.1     Code of Ethics (11)
21.1     Subsidiaries of Registrant *
23.1     Consent of Sherb & Co., LLP*
23.2 Consent of Schneider Weinberger & Beilly, LLP (included in Exhibit 5 hereto*)
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of Principal financial and accounting officer *
32.1 Section 906 Certificate of Chief Executive Officer and Principal financial and accounting officer *

*        Previously filed
**       Filed herewith

(1) Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.
(2) Incorporated by reference to registration statement on Form 10-SB, as amended.
(3) Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.
(4) Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)      Incorporated by reference to Current Report on Form 8-K filed on July
         8, 2004.
(7) Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.
(8) Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.
(9)      Incorporated by reference to Preliminary Information Statement on
         Schedule 14C filed on July 8, 2004.
(10) Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.
(11) Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.
(12) Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.
(13) Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.
(14) Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15) Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.
(16) Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.
(17) Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(18) Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.
(19) Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.
(20) Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The financial statements for our fiscal years 2006 and 2005 have been audited by Sherb & Co. LLP. The following table shows the fees that we paid or accrued for the audit and tax services provided by Sherb & Co. LLP for fiscal years 2006 and 2005.

                                    Fiscal 2006            Fiscal 2005
                                    -----------            -----------
Audit Fees                            $ 66,000               $72,500
Audit-Related Fees                           0                     0
Tax Fees                                11,000                 6,000
All Other Fees                           3,500                 6,000
                                      ---------            ---------
Total                                 $ 79,500               $84,500

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

         The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co. LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co. LLP with respect to fiscal year 2006 were pre-approved by the entire board of directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2006
                                       POWER2SHIP, INC.

                                       By:      /s/ David S. Brooks
                                                -------------------
                                       Name:    David S. Brooks
                                       Title:   Chief Executive Officer,
                                                principal executive officer
                                                and principal financial
                                                and accounting officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                                                Date
    ---------                          -----                                                ----
/s/ David S. Brooks
-------------------                 Chief Executive Officer, principal
David S. Brooks                     executive officer, principal financial officer       October 13, 2006

/s/ S. Kevin Yates
------------------
S. Kevin Yates                      Chief Operating Officer, director                    October 13, 2006

/s/ Richard Hersh                   Director                                             October 13, 2006
-----------------
Richard Hersh

                        POWER2SHIP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS




                                                                                                Page
                                                                                                ----
         Report of Independent Registered Public Accounting Firm                                 F-2

         Consolidated Balance Sheet, June 30, 2006                                               F-3

         Consolidated Statements of Operations, Years Ended
         June 30, 2006 and 2005                                                                  F-4

         Consolidated Statement of Changes in Stockholders' Deficit for the
         Period from July 1, 2004 through June 30, 2006                                          F-5

         Consolidated Statements of Cash Flows, Years Ended
         June 30, 2006 and 2005                                                                  F-6

         Notes to Consolidated Financial Statements                                              F-8


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Power2Ship, Inc.

We have audited the accompanying consolidated balance sheet of Power2Ship, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Power2Ship, Inc. and subsidiaries as of June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had net losses and cash used in operations of $5,597,529 and $3,306,858 respectively, for the year ended June 30, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Sherb & Co., LLP
                                         --------------------
                                            Sherb & Co., LLP
                                            Certified Public Accountants

Boca Raton, Florida
October 11, 2006

                        POWER2SHIP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006

ASSETS
Current assets:
   Cash and cash equivalents                                            $     223,525
   Accounts receivable, net of allowance of $97,287                         2,773,019
   Prepaid expenses                                                           270,807
                                                                        --------------
        Total current assets                                                3,267,351

Property and equipment                                                        636,542
     Less: accumulated depreciation                                          (253,627)
                                                                        --------------
        Net property and equipment                                            382,915

Software development costs, net of accumulated amortization
     of $153,339                                                            1,033,526
Deferred financing costs                                                       69,475
Intangible asset, net of accumulated amortization of $229,106                  42,819
Restricted cash for interest on debentures                                      2,367
Other assets                                                                  453,256
                                                                        --------------

Total assets                                                            $   5,251,709
                                                                        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                           $     236,280
   Convertible notes payable less discount of $120,463                      3,551,537
   Convertible note payable to related party                                  115,000
   Lines of credit                                                            912,287
   Accounts payable                                                         1,977,647
   Accrued expenses                                                           965,891
   Accrued salaries                                                           358,496
                                                                        --------------
       Total current liabilities                                            8,117,138

Long term debt:
   Long term notes payable                                                     40,660
   Convertible notes payable less discount of $872,857                         67,143
                                                                        --------------
       Total liabilities                                                    8,224,941

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 155,600  shares issued and outstanding                 1,556
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 832 shares issued and outstanding                          8
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000 shares issued and outstanding                     870
   Common stock, $.001 par value, 250,000,000 shares
      authorized; 84,347,750 issued and outstanding                            84,348
   Deferred compensation                                                     (408,896)
   Additional paid-in capital                                              22,080,253
   Accumulated deficit                                                    (24,731,371)
                                                                        --------------

       Total stockholders' deficit                                         (2,973,232)
                                                                        --------------

Total liabilities and stockholders' deficit                             $   5,251,709
                                                                        ==============

                             See accompanying notes

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years ended June 30,
                                                                        --------------------
                                                                  2006                         2005
                                                           --------------------         -------------------
Revenue:
Freight transportation                                     $        29,972,096          $        9,247,453
Access services                                                          1,833                         180
Implementation services                                                 21,336                           -
                                                           --------------------         -------------------

       Total revenue                                                29,995,265                   9,247,633

Operating expenses:
   Freight transportation                                           26,897,870                   8,272,985
   Selling, general and administrative:
        Salaries, benefits and consulting fees                       4,211,734                   4,466,360
        Other selling, general and administrative                    2,660,785                   1,813,565
                                                           --------------------         -------------------

       Total operating expenses                                     33,770,389                  14,552,910
                                                           --------------------         -------------------

       Loss from operations                                         (3,775,124)                 (5,305,277)
                                                           --------------------         -------------------

Other income (expense):
   Gain on asset disposal                                                1,415                           -
   Forgiveness of debt                                                       -                      18,111
   Interest expense, net                                            (1,826,726)                 (1,275,809)
   Other income                                                          2,906                       1,755
                                                           --------------------         -------------------

       Total other expense                                          (1,822,405)                 (1,255,943)
                                                           --------------------         -------------------

Net loss                                                            (5,597,529)                 (6,561,220)
Less: Preferred stock dividend                                         (77,800)                    (84,100)
                                                           --------------------         -------------------

Loss available to common shareholders                      $        (5,675,329)         $       (6,645,320)
                                                           ====================         ===================


Loss per share-basic and diluted                           $             (0.09)         $            (0.14)
                                                           ====================         ===================

Weighted average shares outstanding
      - basic and diluted                                           60,007,425                  46,698,677
                                                           ====================         ===================

                             See accompanying notes

                                               POWER2SHIP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE PERIOD JULY 1, 2004 THROUGH JUNE 30, 2006



                  Series B Stock  Series C Stock Series Y Stock   Common Stock                 Additional
                  --------------- -------------- --------------- ---------------    Deferred    Paid-in     Accumulated
                  Shares   Amount Shares Amount  Shares  Amount  Shares   Amount  Compensation  Capital      Deficit        Total
                  --------------- ------------- ---------------  ------  -------  ------------  --------     --------       -----
Balance,
  June 30, 2004   198,000  $1,980  10,832  $108  87,000  $870 38,248,146 $38,248 $(208,410)  $11,969,765  $(12,410,722)   $(608,161)

Common stock
  cancelled for
  services -
  financial
  consultant                                                    (300,000)   (300)  150,000      (149,700)                         -
Warrants
  cancelled for
  services -
  financial
  consultant                                                                        58,410       (58,410)                         -
Conversion of
  Series B
  preferred
  stock
  to common
  stock           (29,800)   (298)                               596,000     596                    (298)                         -
Conversion
  of Series C
  preferred
  stock to
  common stock                    (10,000) (100)               1,000,000   1,000                    (900)                         -
Sale of units
  of common
  stock and
  warrants                                                    16,629,000  16,629               2,476,721                  2,493,350
Conversion of
  notes and
  accrued
  interest to
  common stock                                                 2,590,823   2,591                 409,909                    412,500
Common stock
  issued
  for Series B
  preferred
  dividend                                                       339,661     340                  83,760       (84,100)           -
Common stock
  issued
  for services                                                 5,380,396   5,380               1,516,129                  1,521,509
Common stock
  issued for
  intellectual
  property                                                       600,000     600                 225,400                    226,000
Common stock
  issued
  for services -
  financial
  consultants                                                  1,050,000   1,050  (338,000)      336,950                          -
Warrants issued
  for acquisition
  GFC/P2SI                                                                                        34,600                     34,600
Options and
  warrants
  issued for
  services                                                                                       759,738                    759,738
Beneficial
  conversion
  for convertible
  notes payable                                                                                  194,111                    194,111
Amortization of
  deferred
  compensation                                                                      194,405                                 194,405
Net loss                -       -       -     -       -     -          -       -          -            -    (6,561,220)  (6,561,220)
                  -------  ------   ----- -----  ------ -----  ---------  ------  ---------  -----------  ------------- -----------
Balance,
  June 30, 2005   168,200  $1,682     832    $8  87,000 $ 870 66,134,026 $66,134  $(143,595) $17,797,775  $(19,056,042) $(1,333,168)

Conversion of
  Series B
  preferred stock
  to common       (12,600)  (126)                                252,000     252                    (126)                         -
Sale of units
  of common
  stock and
  warrants                                                     9,908,333   9,908                1,250,092                 1,260,000
Conversion of
  notes and
  accrued interest
  to common stock                                              2,387,431   2,387                  253,044                   255,431
Common stock issued
  for services and
  note settlement                                              1,515,960   1,517                  239,048                   240,565
Common stock issued
  for services -
  financial
  consultants                                                  4,150,000   4,150   (518,480)      514,330                         -
Options and
  warrants
  issued for
  services                                                                         (440,045)      597,890                   157,845
Amortization of
  deferred
  compensation                                                                      693,224                                 693,224
Warrants issued for
  discount on
  notes payable                                                                                 1,428,200                 1,428,200
Accrual of
  value of
  common stock
  for Series B
  preferred
  dividend                                                                                                     (77,800)     (77,800)
Net loss                -       -       -     -       -     -          -       -          -             -   (5,597,529)  (5,597,529)
                  ------- -------  ------ -----  ------ ----- ---------- -------  ---------  ------------ ------------  -----------
Balance,
  June 30, 2006   155,600 $ 1,556     832   $ 8  87,000  $870 84,347,750 $84,348  $(408,896)  $22,080,253 $(24,731,371) $(2,973,232)
                  ======= =======  ====== =====  ====== ===== ========== =======  =========  ============ ============  ===========

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended June 30,
                                                                           ----------------------------------------
                                                                                2006                     2005
                                                                           ----------------         ---------------
Cash flows from operating activities:
   Net loss                                                                $    (5,597,529)         $   (6,561,220)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                               117,048                  63,779
        Amortization of software development costs                                  54,093                  54,092
        Amortization of intangible asset                                           138,636                 113,325
        Amortization of deferred compensation                                      693,224                 194,405
        Amortization of deferred financing costs                                   417,052                 420,387
        Amortization of discount on notes payable                                  717,238                 112,633
        Impairment of intangible asset                                             229,527                       -
        Increase in allowance for doubtful accounts                                 66,429                  27,895
        Gain on forgiveness of debt                                                      -                 (18,110)
        Issuance of stock options and warrants
          for services and conversion                                              157,845                 759,738
        Issuance of stock for services, interest and litigation settlement         198,565               1,421,509
        Changes in operating assets and liabilities:
            Increase in accounts receivables                                    (1,717,970)               (830,233)
            Decrease (increase) in prepaid expenses                               (171,212)                 64,486
            Increase in other assets                                               (84,317)               (208,040)
            Increase in accounts payable and accrued expenses                    1,474,513               1,184,506
                                                                           ----------------         ---------------

               Net cash used in operating activities                            (3,306,858)             (3,200,848)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (106,034)                (16,409)
   Cash used in acquisitions                                                             -                (269,208)
   Capitalized costs of software development                                      (362,463)               (361,784)
                                                                           ----------------         ---------------

               Net cash used in investing activities                              (468,497)               (647,401)
                                                                           ----------------         ---------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $0
       and $100,000, respectively                                                  910,000                 900,000
   Proceeds from promissory notes                                                  550,000                 642,500
   Proceeds from notes receivable                                                   50,000                       -
   Repayments of promissory notes                                                 (404,500)               (208,333)
   Issuance of note receivable                                                           -                 (50,000)
   Proceeds from line of credit net of costs of $0 and $40,305, respectively       795,627                  76,355
   Proceeds from sale of common stock and warrants net of costs of $0
      and $428,847 respectively                                                  1,260,000               2,493,350
                                                                           ----------------         ---------------

               Net cash provided by financing activities                         3,161,127               3,853,872
                                                                           ----------------         ---------------

               Net increase (decrease) in cash and cash equivalents               (614,228)                  5,623

Cash and cash equivalents, beginning of period                                     837,753                 832,130
                                                                           ----------------         ---------------

Cash and cash equivalents, end of period                                   $       223,525          $      837,753
                                                                           ================         ===============

                        POWER2SHIP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended June 30,
                                                                           ----------------------------------------
                                                                                2006                     2005
                                                                           ----------------         ---------------
Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                                $       461,515          $      239,574
                                                                           ================         ===============

   Cash paid for income taxes during the period                            $         8,760          $            -
                                                                           ================         ===============

Non-cash transactions affecting investing and financing activities:

       Conversion of notes and accrued interest to common stock            $       255,431          $      412,500
                                                                           ================         ===============

       Common stock and warrants for services to be rendered in future     $       958,525          $      338,000
                                                                           ================         ===============

       Conversion of Series B preferred stock to common stock              $           252          $          596
                                                                           ================         ===============

       Common stock issued for note settlement                             $        42,000          $            -
                                                                           ================         ===============

       Warrants issued for discount on notes payable                       $     1,428,200          $            -
                                                                           ================         ===============

       Common stock issued for intellectual property                       $             -          $      226,000
                                                                           ================         ===============

       Common stock and warrants cancelled                                 $             -          $     (208,410)
                                                                           ================         ===============

       Warrants issued for acquisition                                     $             -          $       34,600
                                                                           ================         ===============

       Conversion of Series C to common stock                              $             -          $        1,000
                                                                           ================         ===============

       Beneficial conversion for convertible notes payable                 $             -          $      194,111
                                                                           ================         ===============

       Acquisition details GFC:
            Fair value of assets acquired                                  $             -          $      234,600
                                                                           ================         ===============
            Liabilities assumed                                            $             -          $     (200,000)
                                                                           ================         ===============
            Warrants issued for acquisitions                               $             -          $      (34,600)
                                                                           ================         ===============

       Acquisition details CXT:
            Fair value of assets acquired                                  $             -          $      169,208
                                                                           ================         ===============
            Liabilities assumed                                            $             -          $      (69,208)
                                                                           ================         ===============
            Common stock issued for acquisitions                           $             -          $     (100,000)
                                                                           ================         ===============

                             See accompanying notes
                                      F-7

                        POWER2SHIP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE FISCAL YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
------------
Power2Ship, Inc. (the "Company"), formerly Jaguar Investments, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is a technology company that specializes in providing pertinent, real-time information to the worldwide transportation and security industries. Its technological solutions integrate disparate legacy systems, and synthesize historically fragmented inaccessible data. This data is then reformatted into valuable, actionable information, and delivered to appropriate end users across the logistics value chain. Specific applications of our technology include: vehicle tracking, inventory/asset visibility, secure trucking, and matching available freight with available trucks. The Company is licensed by the United States Department of Transportation as a broker, arranging for transportation of freight (except household goods) by motor carriers. The Company has a patent pending solution for providing freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers with supply chain, tracking and other logistics information.

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. ("CXT"), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT presently serves the southeastern United States from its South Carolina base with a fleet of 92 tractors comprised of 45 owned units and 47 owner-operator units with which it has independent contractor lease agreements and 285 trailers. In addition, CXT rents a 137,000 square foot warehouse facility in South Carolina to service its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. See Note 13 - "Acquisitions" for further details related to this transaction.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It is a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. Effective June 30, 2006, the operations of P2SI ceased to exist. See Note 8 - "Notes Payable and Convertible Notes Payable" and Note 13 - "Acquisitions" and for further details).

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

Loss Per Common Share
---------------------
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had 125,110,006 and 67,893,863 outstanding options, warrants and shares issuable upon conversion of outstanding convertible debt and preferred stock as of June 30, 2006 and 2005, respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

Stock-Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We were required to adopt SFAS 123(R) effective March 31, 2006.

The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS 123(R), while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company adopted SFAS 123(R) on March 31, 2006 and elected to use the modified prospective transition method.

SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. There is little experience and guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income.

The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The Company previously accounted for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted are presented below for the years ended June 30, 2006 and 2005 in accordance with the Company's adoption of SFAS 123(R) effective March 31, 2006.

                                                                                Year Ended         Year Ended
                                                                               June 30, 2006      June 30, 2005
                                                                               ---------------    ---------------
Loss available to common shareholders, as reported                               $  (5,389,138)      $ (6,645,320)

Add: Stock-based employee compensation expense
       included in reported net loss, net of related tax effects                            --                 --

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax
          effects                                                                      (22,861)          (988,876)
                                                                               ---------------    ---------------

Pro forma loss available to common shareholders                                  $  (5,411,999)      $ (7,634,196)
                                                                               ===============    ===============

Loss per share:
  Basic and diluted - as                                                         $       (0.09)      $      (0.14)
reported
                                                                               ===============    ===============

  Basic and diluted - pro forma                                                  $       (0.09)      $      (0.16)
                                                                               ===============    ===============

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

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At June 30, 2006, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the years ended June 30, 2006 and 2005.

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

At June 30, 2006, the net book value of capitalized software was $1,033,526. Amortization expense for the years ended June 30, 2006 and 2005 was $54,093 and $40,621, respectively.

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

Concentrations of Credit Risk and Accounts Receivable
-----------------------------------------------------
Financial assets that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investments.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At June 30, 2006, the Company's cash balances exceeded the insured limits by approximately $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at June 30, 2006. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Additionally, the Company had factored accounts receivable of approximately $296,000 at June 30, 2006 with a corresponding liability of $296,000 as amounts due to the factoring company, which is included in accounts payable on the balance sheet. Also, the Company has a deposit of approximately $70,000 with the factoring company that may be used to cover potential credit losses that is included in other assets on the balance sheet. As of July 1, 2006, the Company no longer factors its accounts receivable.

Advertising
-----------
Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2006 and 2005 totaled approximately $64,000 and $193,000, respectively.

Recent accounting pronouncements
--------------------------------
In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company has adopted FAS No. 123R in the first quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAF 153 is effective for fiscal periods beginning after December 15, 2005. The adoption of this pronouncement is not expected to have any significant effect on the Company's financial position or results of operations.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 also requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No.154 on July 1, 2006, which we do not expect SFAS No. 154 to have a significant impact on our consolidated financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended June 30, 2006 and 2005, the Company incurred losses from operations of $3,775,124 and $5,305,277, respectively and, for the same periods, had negative cash flows from operations of $3,306,858 and $3,200,848, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

During fiscal years 2006 and 2005, our largest customer represented approximately 53% and 40%, respectively, of our total revenue. During fiscal years 2006 and 2005, our second largest customer accounted for approximately 11% and 14%, respectively, of our total revenue. No other customer accounted for more than 10% of our total revenue during fiscal years 2006 and 2005. As of June 30, 2006, our two largest customers accounted for 18% and 6%, respectively, of our accounts receivable.

NOTE 5 - INTANGIBLE ASSETS

In March 2005, the Company allocated $89,874 of the purchase price for the assets acquired by Commodity Express Transportation, Inc. and $334,600 of the purchase price for the assets of GFC, Inc. acquired by Power2Ship Intermodal, Inc. to intangible assets attributable to the customer lists of these businesses which are being amortized over their estimated useful lives of 5 years. The Company recorded amortization expense for the year ended June 30, 2006 of $ 25,632 and, recorded impairments to intangible assets of $185,578 associated the operations of P2SI ceasing to exist effective June 30, 2006 and $43,949 associated with Commodity Express Transportation.

At June 30, 2006, future amortization was as follows:

                           2007             $  8,909
                           2008                8,909
                           2009                8,909
                           2010                6,683
                                           ---------
                                            $ 33,410
                                           =========

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which is being amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The Company recorded amortization expense associated with the intellectual property of $113,004 for the year ended June 30, 2006. The net book value of the Intellectual Property Assignment Agreements was $9,409 at June 30, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

In April 2005, Richard Hersh, our Chief Executive Officer and Michael J. Darden, our President, were granted options providing each of them with the right to purchase ten percent of the shares of common stock of Commodity Express Transportation, Inc., our wholly owned subsidiary, for an exercise price of $60,000 expiring three years from the date these options were granted. In September 2006, Mr. Hersh entered into a Separation and Severance Agreement that, among other terms and conditions, cancelled his option to purchase shares of Commodity Express Transportation, Inc. (see Note 15 - Subsequent Events).

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

NOTE 7 - PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consisted of the following:

                                                                              Estimated
                                                                              Useful lives
                                                                              ------------
Computer hardware and software                            $ 210,853           5 years
Vehicles                                                     25,000           5 years
Machinery and equipment                                     317,369           3 to 5 years
Furniture and fixtures                                       80,292           7 years
Leasehold improvements                                        3,028           4 years
                                                         ----------
   Less:  Accumulated depreciation                         (253,627)
                                                         ----------
                                                          $ 382,915
                                                         ==========

Depreciation expense was $117,048 and $63,779 for the years ended June 30, 2006 and 2005, respectively.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of June 30, 2006, the balances on the Company's revolving lines of credit with Branch Banking and Trust Company and Mercantile Business Credit, LP were $875,751 and $36,536, respectively. The $1,000,000 line of credit with Mercantile Business Credit, LP matured on May 31, 2006. The Company was unable to pay all sums due and owing to Mercantile on or before the maturity date and, on June 1, 2006, the lender notified the Company that it was in default under the loan documents and demanded immediate payment of $206,208. In August 2006, the Company cured the default by paying the remaining sums due and owing to Mercantile.

As of June 30, 2006, the Company owed $50,440 to a vendor for software maintenance services of which $23,280 were recorded as short term and $27,160 as long term notes payable.

In June 2006, the Company issued a $50,000 short-term promissory note to one accredited investor. The note had an interest rate of 10% and a maturity date of September 25, 2006. In September, the holder exchanged this note for $50,000 of the Series D convertible preferred stock (see Note 15 - Subsequent Events).

In April and May 2006, the Company issued $940,000 of its Series D 8% unsecured convertible debentures to seven accredited investors, all of whom were existing significant shareholders of our company, in consideration for $690,000 and the exchange of $250,000 principal amount of the Company's unsecured short term promissory notes and convertible debentures. The maturity date of the Series D debentures is the earlier to occur of June 30, 2008 or the date the Company receives proceeds from a private or public offering of its securities resulting in gross proceeds of at least $5,000,000. The debenture holders received three-year warrants to purchase an aggregate of 9,400,000 shares of common stock for $0.05 per share. The fair value of these warrants, estimated using the Black-Scholes option-pricing model, was $613,640 and recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. In addition, the Company modified the exercise prices of warrants previously granted to the seven debenture holders to purchase an aggregate of 14,650,000 shares of common stock at prices ranging from $0.10 to $1.00 per share, to an exercise price of $0.05 per share. The increase in value associated with the modified warrants, estimated using the Black-Scholes option-pricing model, was $106,199 and recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. The key assumptions used in this estimate were the market price of our common stock on the grant date of each warrant, no dividend yield, an expected volatility factor of 192.56%, an approximate risk-free interest rate of 7.25% and a three year expected life. Finally, the conversion price per share of these debentures equal to 80% of the price per common share offered by the Company in any subsequent offering, but in no event less than $0.02 per share or greater than $0.10 per share, results in recognition of a beneficial conversion provision having a value of $235,000. However, after giving affect to the fair value of the warrants granted in conjunction with these debentures, the beneficial conversion provision was limited to the remaining face value of the debentures or $220,161 that was recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures.

In March 2006, the Company borrowed $100,000 from one accredited investor and issued the investor a short-term 8% unsecured promissory note with a due date of April 30, 2006. In April 2006, the investor exchanged the note for a $100,000 principal amount Series D 8% convertible debenture.

In December 2005, the Company borrowed $400,000 from one accredited investor and issued the investor a $400,000 unsecured debenture having a maturity date of May 15, 2006 at which date a $40,000 transaction fee is due and payable. The lender received a five-year warrant to purchase 1,000,000 shares of common stock for $.07 per share that expires on December 30, 2010. The fair value of this warrant was estimated on its grant date using the Black-Scholes option-pricing model when the market price was $.07 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a five year expected life. The warrant was valued at $68,200 which was recorded as a discount on notes payable and is being amortized as interest expense over the term of the debenture. The principal amount of the note and associated transaction fee were paid to the investor prior to the maturity date in May 2006.

In October and November 2005, the Company issued $420,000 of its Series C 10% unsecured, convertible debentures to eight accredited investors in consideration for $320,000 and the forgiveness of a $100,000 unsecured short-term promissory note originally issued to one investor in January 2005. The maturity dates of the debentures are the earlier to occur of the one-year anniversary of the debentures or the date the Company receives at least $5,000,000 in aggregate proceeds from subsequent financings. In addition, the lenders received three-year warrants to purchase an aggregate of 5,600,000 shares of common stock for $0.15 per share. The fair value of these warrants was estimated on their grant dates using the Black-Scholes option-pricing model when the market prices ranged from $.13 to $.15 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a three year expected life. Since these warrants were valued at $700,133, which exceeded the principal amount of the debentures, the discount on notes payable was limited to $420,000 and is being amortized as interest expense over the term of the debentures. The conversion price per share is the greater of i) $0.15 or
ii) 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date. However, in the event the Company sells unregistered shares of its common stock, excluding shares underlying employee options or shares issued in connection with a merger or acquisition, for less than $0.15 per share, then the conversion price for any outstanding debentures automatically changes to the greater of i) 50% of the average closing price of the Common Stock on the Over-the-Counter Bulletin Board or such other quotation system as the Common Stock may be principally quoted for the ten (10) trading days immediately preceding the date that holder provides written notice to Company of their intent to exercise the conversion provision or ii) the lowest price per share paid by any investor for the Company's unregistered shares of common stock at any time between the date of issue of the debenture and the conversion date. Since the Company sold shares of its common stock for $.10 per share in December 2005, a beneficial conversion feature was realized which, in this case, is not recorded since the discount on notes payable associated with the warrants already equaled the principal amount of the debentures. In January 2006, one holder converted $25,000 principal amount of the debentures, and $432 of accrued interest, into 254,316 shares of common stock. In April and May 2006, three holders exchanged $250,000 principal amount of the Series C debentures for $250,000 principal amount of the Series D debentures leaving a balance of $145,000 at June 30, 2006.

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $42,000 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. In March 2006, the Company recorded an impairment of intangible assets of $113,667 based on this settlement. As of June 30, 2006, the Company had recorded $18,000 of this obligation as current notes payable and $13,500 as long term notes payable. Effective June 30, 2006, the operations of Power2Ship Intermodal ceased to exist.

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

In June and September 2004, the Company issued $1,000,000 and $1,000,000, respectively, of its Series B 5% secured convertible debentures to one accredited investor. In January 2006, the investor converted $50,000 into 707,214 shares of common stock and, in June 2006, converted $50,000 into 851,789 shares of common stock. The maturity date for $900,000 of these debentures was June 2006 and $1,000,000 matures in September 2006. See Note 15 - Subsequent Events for details of an agreement with the investor in September 2006. Interest accrues at the rate of 5% per annum during the term of the debentures unless converted or redeemed prior to their maturity dates. The Company paid $225,000 in commissions and expenses related to these debentures that were accounted for as deferred financing costs and are being amortized as interest expense over the term of the debentures. Any portion of the outstanding balance of the debentures may be converted by the holder at any time into common stock at a conversion price per share equal to the lesser of $0.456 or 100% of the average of the three lowest closing bid prices of the common stock for the thirty trading days immediately preceding the conversion date. The Company may redeem the debentures at any time by providing three days notice and paying a premium of up to 20% of the amount being redeemed in a combination of cash and common stock. The Company has provided the debenture holder with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal.

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

In March and April, 2004, the Company issued $1,747,000 of its 14.25% secured convertible debentures to 35 accredited investors and paid commissions and expenses of $227,110 accounted for as deferred financing costs that are being amortized as interest expense over the terms of the debentures. In addition, the Company issued 873,500 warrants valued at $108,160 and 131,025 common shares valued at $55,031 to the lenders accounted for as interest expense. The debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The debentures may be converted by the holders at any time into common stock at a conversion price per share of $0.2673. EITF 98-5 requires that a beneficial conversion feature be recognized when the conversion price is less than the market price at the time the debentures are issued. The Company recognized a beneficial conversion provision of $194,111 that was recorded as a discount on notes payable and is being amortized as interest expense over the remaining terms of the debentures. The Company may redeem the debentures with fifteen days notice at any time, by paying a premium of up to 15% of their original purchase price in a combination of cash and common stock. The Company has provided the debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is subject to a security agreement requiring it to deposit six months of interest on the debentures in a separate account with Newbridge Securities Corporation to be paid to investors in the event of a default. During the quarter ended September 30, 2005, one investor converted $100,000 of their debentures into common stock decreasing the outstanding balance to $1,597,000. The Company may be in default under certain covenants contained in its agreements with the debenture holders. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the debenture holders under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holders. Any default could accelerate the Company's obligations to the debenture holders in the remaining principal amount of $1,597,000 together with all accrued and unpaid interest thereon and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

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

In March 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. Given this type of conversion provision, EITF 98-5 specifies that a beneficial conversion feature be recognized based upon the five days preceding the commitment date. This resulted in a beneficial conversion of $175,000 which was treated as a discount on notes payable which is being amortized as interest expense over the term of the debt. The note is in default and the holder has notified the Company that it is seeking to accelerate full repayment of the $175,000 in principal and accrued interest thereon, and perhaps result in acceleration of other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations.

In March 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer upon the forgiveness of $147,520 of accrued salary. During fiscal year 2004, the Company repaid $20,000 of this note decreasing its outstanding balance to $115,000 which remains the outstanding balance as of March 31, 2006. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share. In September 2006, the Company entered into a Separation and Severance Agreement with the Company's Chief Executive Officer in which he settled all outstanding claims with the Company including this note and accrued interest thereon.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases tractor and trailers under operating leases with terms ranging from two to six years. At June 30, 2006, minimum future lease commitments were as follows:

                           2007               $  715,980
                           2008                  530,852
                           2009                  507,840
                           2010 and beyond       651,265
                                             -----------
                                              $2,405,937
                                             ===========

The Company leases office space under an operating lease commencing May 15, 2003. The lease terminates on May 31, 2007.

At June 30, 2006, minimum future rental commitments were as follows:

                           2007             $116,188

For the years ended June 30, 2006 and 2005, rent expense was $191,962 and $198,528, respectively.

The Company leases terminal transportation space under an operating lease commencing March 21, 2005 and terminating on March 20, 2010.

At June 30, 2006, minimum future rental commitments were as follows:

                           2007             $      50,400
                           2008                    50,400
                           2009                    50,400
                           2010                    37,800
                                            -------------
                                            $     189,000
                                            =============

For the years ended June 30, 2006 and 2005, rent expense was $52,513 and $14,523, respectively.

In addition, the Company leases a copier with minimum future rental commitments through November 3, 2006 as follows:

                           2007               $1,596

Total amounts expensed for the years ended June 30, 2006 and 2005, were $11,093 and $11,162, respectively.

License Agreement
-----------------
The Company has an agreement with a vendor of GPS devices which requires the Company to pay the vendor a monthly royalty fee on each device once it is activated. For the years ended June 30, 2006 and 2005, the Company paid $9,075 and $10,004 in connection with this agreement.

Contingencies
-------------
The Company regularly assesses the potential impact of pending litigation on its financial statements. As of June 30, 2006, the Company's pending litigation is expected to have a negligible, if any, impact on its financial statements.

NOTE 10 - EMPLOYMENT AGREEMENTS

Effective January 1, 2003, the Company commenced a five-year employment agreement with its Chief Executive Officer, Richard Hersh. The term of employment may be automatically renewed for successive one year terms beginning on the five-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Hersh elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Hersh will receive a base salary and became eligible to receive a bonus based on the financial performance of the Company. In September 2006, Mr. Hersh resigned as Chief Executive Officer of the Company and entered into a Separation and Severance Agreement with the Company that, among other terms and conditions, settled all claims for payment by Mr. Hersh for $20,000 and the issuance of a fully vested option to purchase 11,000,000 shares of our common stock for $0.025 per share that expires in five years (see Note 15 - Subsequent Events for further details of this Employment Agreement).

Effective January 1, 2003, the Company commenced a four-year employment agreement with its Vice President of Technology, John Urbanowicz. The term of employment may be automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Urbanowicz elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Urbanowicz will receive a base salary and became eligible to receive a discretionary bonus based on performance. Effective September 25, 2006, we entered into an employment agreement with John Urbanowicz that replaced the prior agreement (see Note 15 - Subsequent Events for further details).

Effective April 15, 2003, the Company commenced a four-year employment agreement with its President, Michael J. Darden. The term of employment may be automatically renewed for successive one year terms beginning on the four-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Darden elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Under the terms of this agreement, Darden will receive a base salary, be granted a certain number of stock options subject to a specified vesting period and became eligible to receive a bonus based on the financial performance of the Company. In September 2006, Mr. Darden was terminated by the Company and his employment agreement was cancelled (see Note 15 - Subsequent Events for further details).

At June 30, 2006, the aggregate commitments pursuant to the employment agreements with our executive officers were as follows:

                           2007              $513,111
                           2008               155,520
                                            ---------
                                             $668,631
                                            =========

NOTE 11 - INCOME TAXES

The Company had available at June 30, 2006, operating loss carryforwards for federal and state taxes of approximately $19,700,000, which could be applied against taxable income in subsequent years through 2025. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                  2006            Percent            2005            Percent
                                                  ----            -------            ----            -------
  Income tax benefit computed at
     Federal statutory tax rate              $ 1,862,000            34.0%         $ 2,231,000          34.0%
  State tax, net of
     Federal benefits                            192,000             3.5%                               3.6%
                                                                                      230,000
  Non-deductible non-cash
     expenses                                   (203,000)          (10.9)%                            (16.9)%
                                                                                     (374,000)
  Reinstatement/change in deferred tax
  asset valuation allowance                   (1,851,000)          (26.6)%         (2,087,000)        (20.7)%

  Provision for income taxes                 $         -               -%         $         -             -%
                                             ===========         =======          ===========       ========

Temporary differences that give rise to significant deferred tax assets are as follows:

                                               2006              2005
                                               ----              ----
Net operating loss carryforward             $ 7,204,000    $   5,353,000
                                            ===========    =============

Total deferred tax assets                     7,204,000        5,353,000
                                            -----------    -------------

Valuation allowance                          (7,204,000)      (5,353,000)
                                            -----------    -------------
Net deferred tax asset                      $         -    $           -
                                            ===========    =============

NOTE 12 - STOCKHOLDERS' DEFICIT

Series B Convertible Preferred Stock
------------------------------------
During the year ended June 30, 2006, 12,600 shares of Series B preferred stock were converted to 252,000 shares of common stock. The Company's board of directors declared a 10% dividend for holders of record on June 30, 2006 to be paid by the issuance of 1,462,687 shares of common stock. The dividend was recorded at its fair market value of $77,800 as a dividend payable and included in accrued expenses at June 30, 2006.

During the year ended June 30, 2005, 29,800 shares of Series B preferred stock were converted to 596,000 shares of common stock. On June 30, 2005, the Company issued 339,661 shares of common stock as a 10% dividend to the holders of the preferred stock as of that date which were recorded at their fair market value of $84,100.

Series C Convertible Preferred Stock
------------------------------------
No shares of Series C preferred stock were converted to common stock during fiscal year 2006.

During fiscal year 2005, 10,000 shares of Series C preferred stock were converted to 1,000,000 shares of common stock.

Series Y Convertible Preferred Stock
------------------------------------
In connection with the reverse merger of Freight Rate, Inc. with the Company in March 2003, the Company issued 87,000 shares of Series Y preferred stock to the Chief Executive Officer of Freight Rate, Inc., who became the Company's Chief Executive Officer upon the merger. The preferred stock has a stated value and par value of $.01, pays no dividends and has no liquidity preference. Each share of Series Y convertible preferred stock has 200 votes per share and has the right to vote with the common shareholders in all matters. As of June 30, 2006, these voting rights provided the holder with voting control of approximately 14.9% of the Company's shares. The shares are convertible into 230,405 shares of the Company's common stock at the holder's option.

Common Stock
------------
During the year ended June 30, 2006, the Company issued an aggregate of 18,213,724 shares of its common stock consisting of:

     - 4,525,000 shares issued upon the sales of 18.1 units for $25,000 per unit to 18 investors for an aggregate of $452,500 between December 2005 and February 2006;

     - 5,583,333 shares issued upon the sale of approximately 27.9 units for $30,000 per unit to 21 investors for an aggregate of $837,500, including the forgiveness of a $30,000 unsecured short term promissory note, during the quarter ended September 30, 2005;

     - 4,947,000 shares issued to nine consultants for providing various management consulting services of which 4,150,000 shares valued at $519,980 were issued to five consultants and were recorded as deferred compensation and are being expensed as consulting expense over the respective terms of the consulting agreements and 797,000 shares valued at $143,560 were issued to four consultants and were recorded as consulting expense during fiscal year 2006;

     - 1,559,003 shares issued upon conversion of $100,000 principal amount Series B 5% secured convertible debenture to the sole holder of these debenture;

     - 254,316 shares issued upon the conversion of $25,000 Series C 10% unsecured convertible debentures and accrued interest thereon to one investor;

     - 374,112 shares issued upon the conversion of $100,000 of the Company's 14.25% secured convertible debentures to one investor;

     - 252,000 shares issued upon the conversion of an aggregate of 12,600 shares of the Company's Series B convertible preferred stock to seven shareholders;

     - 418,960 shares valued at $55,005 issued to two law firms for providing legal services; and

     - 300,000 shares valued at $42,000 issued as part of the price paid for a settlement agreement with the entity that sold the Company certain assets of GFC, Inc.

During the year ended June 30, 2005, the Company issued an aggregate of 25,469,212 shares of its common stock consisting of:

     - 16,629,000 shares, and warrants to purchase 16,629,000 shares of common stock for $0.15 per share, issued upon the sale of approximately 95.2 of its units, to 72 investors including 65 who paid $2,494,350 and seven who forgave $362,500 of promissory notes for 2,416,668 shares of common stock. The Company paid commissions of $106,250 to one placement agent related to these sales;

     - 5,380,396 shares issued to 15 individuals and entities pursuant to various consulting and other types of agreements that were recorded during the year as consulting expense of $1,520,509, the fair market value of the shares at the date of issuance;

     - 1,050,000 shares issued pursuant to consulting agreements with three consultants valued at $338,000 that were recorded as deferred compensation and are being expensed over the respective terms of the consulting agreements;

     - 174,155 shares issued upon the conversion of $50,000 of the Company's 14.25% secured convertible debentures by one lender and recorded interest expense of $1,714 to account for the unamortized portion of deferred financing costs associated with the converted debentures;

     - an aggregate of 600,000 shares, valued at $226,000, the fair market value of the shares at the date of issuance, issued to three of the Company's executives in consideration for their assigning to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past;

     - 596,000 issued to four shareholders upon the conversion of 29,600 shares of their Series B preferred stock;

     - 1,000,000 shares issued to one shareholder upon the conversion of 10,000 shares of their Series C preferred stock;

     - 339,661 shares valued at $84,100 issued as preferred dividends to the holders of the Company's Series B preferred stock and

     - 300,000 shares valued at $150,000 cancelled upon termination of a consulting agreement with one consulting company and the elimination of the deferred compensation recorded upon the original issuance of these shares.

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

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                                       2006             2005
                                                                       ----             ----
                           Dividend yield                              None             None
                           Expected volatility factor                   207%              94%
                           Approximate risk free interest rates        7.44%            4.75%
                           Expected lives, in years                     3.3                3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

Stock options
-------------
In December 2005, the Company granted two-year stock options to purchase 54,000 shares of common stock to the Company's employees for $0.15 per share, which was equal to or above the fair values of the common stock at the respective grant dates, and accordingly, under APB 25, no compensation was recognized

Also, stock options to purchase 4,160,776 shares of common stock expired during the year ended June 30, 2006.

During the year ended June 30, 2005, the Company:

     Granted three-year stock options to purchase 5,585,505 shares of common stock to the Company's employees for prices ranging from $0.25 to $0.38 per share, which were equal to or above the fair values of the common stock at the respective grant dates, and accordingly, under APB 25, no compensation was recognized and

     Cancelled stock options to purchase 221,755 shares of common stock owned by the Company's former Chief Executive Officer.

Also, stock options to purchase 2,409,982 shares of common stock expired during the year ended June 30, 2005.

A summary of the stock option activity is as follows:

-----------------------------------------------------------------------------------------------------
                                           Weighted Average        Number of        Exercise Price
                                            Exercise Price          Options           Per Option
-----------------------------------------------------------------------------------------------------
Outstanding options at June 30, 2004             $0.40            14,753,749         $0.31 - $1.01
  Granted................................        $0.29             5,585,505         $0.25 - $0.38
  Cancelled..............................        $0.38              (221,755)        $0.38
  Exercised..............................                                  0
  Expired................................        $0.38            (2,409,982)        $0.38
                                                                  ----------

Outstanding options at June 30, 2005             $0.32            17,707,517         $0.25 - $1.01
  Granted................................        $0.15                54,000         $0.15
  Cancelled..............................                                  0
  Exercised..............................                                  0
  Expired................................        $0.42            (4,160,776)        $0.38 - $0.56
                                                                  ----------

Outstanding options at June 30, 2006             $0.35            13,600,741         $0.15 - $1.01
Exercisable options at June 30, 2006             $0.35            13,600,741         $0.15 - $1.01
-----------------------------------------------------------------------------------------------------

The following table summarizes information concerning stock options outstanding at June 30, 2006:

-----------------------------------------------------------------------------------------------------------------
                                                                           Weighted                      Weighted
                                                                            average                       average
                                           Number of Options               remaining                     exercise
         Range of Exercise Price                  Outstanding            life in years                     price
-----------------------------------------------------------------------------------------------------------------
                 $0.15 - 0.40                  13,175,741                    1.34                          $0.34
                 $0.50 - 0.56                     125,000                    0.64                          $0.50
                 $1.01                            300,000                    1.29                          $1.01
                                               ----------
                                               13,600,741
-----------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning stock options exercisable at June 30, 2006:

         ------------------------------------------------------------------------
                                                            Weighted Average
         Range of Exercise Price     Number of Options         Exercise Price
         ------------------------------------------------------------------------
                 $0.15 - 0.40            13,175,741                $0.34
                 $0.50 - 0.56               125,000                $0.50
                 $1.01                      300,000                $1.01
                                         ----------
                                         13,600,741
         ------------------------------------------------------------------------

For the fiscal years ended June 30, 2006 and 2005, the following tables show the weighted average exercise prices and corresponding weighted average grant-date fair values of options granted classified separately for options whose exercise price is less than, equals or exceeds the price of the stock on the grant date.

---------------------------------------------------------------------------------------------
                                                 Weighted Average        Weighted Average
                                                   Exercise Price            Fair Value
---------------------------------------------------------------------------------------------
For the fiscal year ended June 30, 2006
---------------------------------------
Exercise price is less than price on grant date          N/A                     N/A
Exercise price equals price on grant date                N/A                     N/A
Exercise price exceeds price on grant date              $0.15                   $0.08

For the fiscal year ended June 30, 2005
---------------------------------------
Exercise price is less than price on grant date          N/A                     N/A
Exercise price equals price on grant date               $0.26                   $0.26
Exercise price exceeds price on grant date              $0.38                   $0.29
---------------------------------------------------------------------------------------------

Warrants
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

During the year ended June 30, 2006, the Company granted common stock purchase warrants for:

     5,583,333 shares exercisable at $0.15 per share expiring on July 31, 2008 to 21 individual investors. No value is attributed to these warrants since they were related to financing transactions;

     5,600,000 shares at $0.15 per share expiring from October to November 2008 to eight individual lenders. No value is attributed to these warrants since they were related to financing transactions;

     4,525,000 shares at $0.10 per share expiring from December 2008 to February 2009 to eight individual lenders. No value is attributed to these warrants since they were related to financing transactions;

     9,400,000 shares at $0.05 per share expiring from April to May 2009 to seven individual lenders. No value is attributed to these warrants since they were related to financing transactions;

     5,793,960 shares exercisable at prices ranging from $0.05 to $0.15 per share expiring three years from their respective grant dates to vendors and consultants. The warrants were valued at $597,890 of which $157,845 was expensed as consulting and legal fees and $440,045 was recorded as deferred compensation to be expensed as consulting expense over the respective terms of the consulting agreements ; and

     1,000,000 shares exercisable at $0.07 per share expiring five years from its grant date to 1 lender.

Also, during the year ended June 30, 2006, warrants to purchase 1,222,962 shares of common stock expired and a warrant to one consultant to purchase 1,250,000 shares of common stock was cancelled.

During the year ended June 30, 2005, the Company granted common stock purchase warrants for:

     19,045,667 shares at $0.15 per share expiring on February 28, 2008 to 65 individual investors and seven individual lenders. There is no value attributed to these warrants since they were related to financing transactions;

     5,988,737 shares at prices ranging from $0.15 to $0.50 per share expiring three years from their respective grant dates to vendors and consultants. The warrants were valued at $759,738 and expensed as consulting and legal fees; and

     200,000 shares at $0.27 per share expiring three years from their grant date to GFC, Inc. upon the closing of a transaction to purchase of certain assets from GFC, Inc. that were valued at $34,600.

During the year ended June 30, 2005, the Company cancelled 300,000 warrants to purchase shares of common stock at $0.75 per share expiring on March 31, 2007, granted to a consulting company for providing the Company with financial services for a period of one year, upon early termination of the consulting agreement. The previously recorded deferred compensation was eliminated.

Also, during the year ended June 30, 2005, warrants to purchase 2,523,608 shares of common stock expired.

A summary of the warrant activity is as follows:

-------------------------------------------------------------------------------------------------
                                            Weighted Average       Number of       Exercise Price
                                             Exercise Price          Warrants        Per Warrant
-------------------------------------------------------------------------------------------------
Outstanding warrants at June 30, 2004             $0.73             8,271,039      $0.38 - 2.00
  Granted...................................      $0.19            25,234,400      $0.15 - 0.38
  Expired...................................      $0.79            (2,523,608)     $0.75 - 1.13
  Cancelled................................       $0.75              (498,625)     $0.75
                                                                 ------------

Outstanding warrants at June 30, 2005             $0.28            30,483,206      $0.15 - 2.00
  Granted...................................      $0.10            31,902,292      $0.05 - 0.15
  Expired...................................      $0.75            (1,222,962)     $0.38 - 2.00
  Cancelled................................       $0.50            (1,250,000)     $0.50
                                                                 ------------

Outstanding warrants at June 30, 2006             $0.13            59,912,536      $0.05 - 2.00

Exercisable warrants at June 30, 2006             $0.13            58,195,870      $0.05 - 2.00
-------------------------------------------------------------------------------------------------

The following table summarizes information concerning warrants outstanding at June 30, 2006:

-----------------------------------------------------------------------------------------------------------
                                                                    Weighted Average
                                                                     Remaining Life        Weighted Average
             Range of Exercise Price         Number of Warrants          (in years)          Exercise Price
-----------------------------------------------------------------------------------------------------------
                   $0.05 - 0.20                    53,284,627             2.24                   $0.10
                   $0.25 - 0.74                     5,487,934             1.53                   $0.42
                   $0.75 - 2.00                     1,139,975             1.02                   $0.98
                                                   ----------
                                                   59,912,536
                                                   ==========
-----------------------------------------------------------------------------------------------------------

The following table summarizes information concerning warrants exercisable at June 30, 2006:

--------------------------------------------------------------------------------
                                                                Weighted Average
         Range of Exercise Price       Number of Warrants         Exercise Price
--------------------------------------------------------------------------------
                   $0.05 - 0.20                52,367,961             $0.10
                   $0.25 - 0.74                 4,687,934             $0.41
                   $0.75 - 2.00                 1,139,975             $0.97
                                               ----------
                                               58,195,870
                                               ==========
--------------------------------------------------------------------------------

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

In March 2005, a wholly owned subsidiary of the Company, Power2Ship Intermodal, Inc., purchased certain assets, including trucking and brokerage authority permits, contracts with shipping customers, contracts with agents, lease contracts with owner-operators and escrow deposits from owner-operators and agents from GFC, Inc., a South Carolina company, for a purchase price of $300,000, of which $100,000 was paid by canceling the $100,000 secured promissory note made by the seller to the Company, and $200,000 is to be paid in twenty-four equal monthly payments of $8,333.33 subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006 and the assumption of those obligations corresponding to owner-operator and agent escrow deposits. In addition, the Company issued the seller a three-year warrant to purchase 200,000 shares of the Company's common stock for $.30 per share, which vests 50% on the closing date and 50% on the one year anniversary of the closing date which was valued at $34,600 using the fair value estimated on the date of the grant using the Black-Scholes option-pricing model. In March 2006, the Company entered into a Settlement Agreement and Mutual General Release that, among other terms and conditions, the $191,667 outstanding balance of the promissory note made by the Company to the seller was settled for $30,000, payable $1,500 per month over consecutive 24 months, and 300,000 shares of the Company's common stock valued at its fair market value of $42,000. Effective

June 30, 2006, the operations of Power2Ship Intermodal, Inc. ceased to exist. See Note 5 "Intangible Assets" and Note 15 - "Subsequent Events" for further details).

Also, in conjunction with the acquisition of certain assets from GFC, the Company entered into a consulting agreement with Michael Allora, the former president of GFC, with a term of five years and automatic one-year extensions unless terminated prior thereto. The agreement provides for Mr. Allora to earn a commission based on the annual increases, if any, in the gross revenue of the acquired business with such commission to be paid in five equal annual installments as well as a three-year stock option at the end of each yearly period during which the annual gross revenue of the acquired business has increased from the prior year and is in excess of $10,000,000. This agreement was terminated in September 2005 due to certain breaches by Mr. Allora.

NOTE 14 - PROFORMA FINANCIAL STATEMENTS (UNAUDITED)

The following Pro Forma Combined Statement of Operations of Power2Ship, Inc. and its wholly owned subsidiaries Commodity Express Transportation, Inc. and Power2Ship Intermodal, Inc., gives effect to the acquisitions of certain assets of Commodity Express Transportation, Inc., a South Carolina company and GFC, Inc., a South Carolina company, under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations, as if such acquisitions had occurred on July 1, 2004. This pro forma statement is presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

                                                                   Commodity                    Pro Forma
                                                   Power2Ship        Express           GFC    Adjustments      Pro Forma
                                                   ----------        -------           ---    -----------      ---------
    Revenue:
     Freight transportation                      $  9,247,453    $11,245,098    $4,117,692     $        -   $ 24,610,243
     Access services                                      180              -             -              -            180
     Implementation services                                -              -             -              -              -
                                                 ------------    -----------    ----------     ----------   ------------
               Total revenue                        9,247,633     11,245,098     4,117,692              -     24,610,423

         Operating expenses:
         Freight transportation                     8,272,985      6,949,303     3,441,909              -     18,664,197
         Selling, general and administrative:
                Salaries, benefits and
           consulting fees                          4,466,360      1,656,301       201,705              -      6,324,366
               Other selling, general &
           administrative                           1,813,565      2,490,441       403,501         82,404      4,789,911
                                                 ------------    -----------    ----------     ----------   ------------
        Total operating expenses                   14,552,910     11,096,045     4,047,115         82,404     29,778,474
                                                 ------------    -----------    ----------     ----------   ------------
            Loss from operations                  (5,305,277)        149,053        70,577       (82,404)    (5,168,051)
                                                 ------------    -----------    ----------     ----------   ------------

         Other income (expense):
           Forgiveness of debt                         18,111              -             -              -         18,111
           Interest income                              1,560              -             -              -          1,560
           Interest expense                       (1,277,369)      (182,550)      (73,805)              -    (1,533,724)
           Other income                                 1,755              -             -              -          1,755
                                                 ------------    -----------    ----------     ----------   ------------
             Total other expense                  (1,255,943)      (182,550)      (73,805)              -    (1,512,298)
                                                 ------------    -----------    ----------     ----------   ------------

        Loss available to common shareholders    $(6,561,220)    $  (33,497)    $  (3,228)     $ (82,404)   $(6,680,349)
                                                 ===========     ==========     =========      =========    ===========

NOTE 15 - SUBSEQUENT EVENTS

In July and August, the holder of Series B 5% secured convertible debentures converted $150,000 of the debentures into 4,166,245 shares of common stock.

In July, the Company issued unsecured promissory notes to 5 investors for an aggregate investment of $36,000. The notes accrue 10% interest per annum and mature in October 2006.

From August through October, the Company issued 40 shares of Series D convertible preferred stock, with a par value $0.01 and a stated value of $25,000, to 23 investors in consideration for $700,000 and the exchange of $300,000 of unsecured debentures and promissory notes.

In July and August, two investors converted an aggregate of $225,000 of Series D unsecured convertible debentures, and $5,321 of accrued interest thereon, into an aggregate of 10,558,185 shares of common stock.

In August, David S. Brooks and Kevin Yates, the Company's current Chief Executive Officer and Chief Operating Officer, respectively, entered into a consulting agreement to provide the Company with business advisory services including strategic evaluation, planning and advice, fund-raising support, sales and marketing support, contract negotiation and business development. The term of the agreement was 12 months with an optional six-month extension. Subject to the successful completion of various financing activities the Company is pursuing, the Company agreed to pay each of them an annual fee of $100,000.

In August, David S. Brooks and Kevin Yates unanimously were elected directors of the board at a special meeting of the board of directors of the Company attended by all members of the board.

In September, the Company reached agreement with the holder of $1,750,000 of its 5% Series B secured convertible debentures, which matured in September 2006, and $350,000 of its 14.25% secured convertible debentures due December 31, 2006. The holder has agreed not to exercise its rights of conversion under the aforementioned debentures until November 1, 2006, for which the Company paid $100,000 in accrued interest, and not to exercise its rights of conversion under the aforementioned debentures from November 1 until January 1, 2007 upon the Company paying the holder an additional $100,000 on November 1, 2006, to be applied as determined by the holder to accrued interest or principal. In addition, the Company agreed to amend the conversion price of the $350,000 principal amount of 14.25% secured convertible debenture to make it identical to the conversion provision of the 5% Series B secured convertible debentures which is equal to the lesser of i) $0.456 per share, representing 120% of the closing bid price of our common stock as quoted by Bloomberg, LP on June 28, 2004, or
ii) 100% of the average of the three lowest closing bid prices for our common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding any conversion date.

In September, Richard Hersh resigned as Chief Executive Officer of the Company and entered into a separation and severance agreement in which he agreed to the cancellation of all his outstanding options, including options to purchase an aggregate of 6,182,642 shares of the Company's common stock exercisable at prices ranging from $0.25 to $0.38 per share and an option to purchase 10% of the common stock of the Company's subsidiary Commodity Express Transportation, Inc. for $60,000, to forgive a convertible promissory note with a principal balance of $115,000 and accrued interest of $32,241, to forego $313,201 in accrued compensation, and to settle any other claims with, or obligations by, the Company, in consideration for $20,000 and a warrant to purchase 11,000,000 shares of common stock for $0.025 per share that expires in five years. In addition, Mr. Hersh entered into a consulting agreement with the Company that has a term of five years and a monthly consulting fee of $10,000. He will advise the Company's management and board of directors on various business matters including identifying and introducing the Company to prospective investors, lenders, strategic partners, acquisition and merger candidates and joint venture partners.

In September, the Company's Board of Directors elected David S. Brooks Chief Executive Officer of the Company. Mr. Brooks entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction in August 2006.

In September, the Company's Board of Directors elected the Company's Board of Directors elected S. Kevin Yates Chief Operating Officer of the Company. Mr. Yates entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years.

In September 2006, the Company terminated for cause its employment agreement with Michael Darden, its President. Thereafter, Mr. Darden resigned as a Director from the Company and its subsidiaries. Mr. Darden has asserted that the

Company has violated its employment agreement with him and has expressed his intention to initiate litigation. The Company believes that it has substantial and meritorious defenses and counterclaims in the event of litigation by Mr. Darden, and has retained counsel in that eventuality. Prior to his termination, Mr. Darden wrongfully withdrew $50,000 from the Company's bank account, where he was a signatory, and deposited it in an account controlled by him. The Company is pursuing various remedies to recover these funds which were wrongfully misappropriated from the Company's account.

In October, one investor converted 2 shares of Series D convertible preferred stock into 2,000,000 shares of common stock.

In October, one investor converted $100,000 principal amount of Series D unsecured convertible debentures, and $3,578 of accrued interest thereon, into 5,178,889 shares of common stock.