Form 10QSB
period 2006-09-30
Fittipaldi Logistics, Inc.
filed 2006-11-14
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM______ TO _____

                         Commission File Number 0-25753
                               ___________________

                           FITTIPALDI LOGISTICS, INC.
                           --------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, the number of outstanding shares of the issuer's common stock was 106,454,220.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]
 ______________________________________________________________________________

                                TABLE OF CONTENTS
                                -----------------



                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, September 30, 2006                                                      4

         Consolidated Statements of Operations, Three Months Ended
            September 30, 2006 and 2005                                                                      5

         Consolidated Statements of Cash Flows, Three Months Ended
            September 30, 2006 and 2005                                                                      6

         Notes to Consolidated Financial Statements                                                          7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                          26

Item 3.  Controls and Procedures                                                                            34

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                                                  35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                        35

Item 3.  Defaults Upon Senior Securities                                                                    36

Item 4.  Submission of Matters to a Vote of Security Holders                                                36

Item 5.  Other Information                                                                                  36

Item 6.  Exhibits                                                                                           36

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    251,000
   Accounts receivable, net of allowance of $97,287                                1,971,489
   Prepaid expenses                                                                  193,110
                                                                                ------------
        Total current assets                                                       2,415,599

Property and equipment                                                               650,733
     Less: accumulated depreciation                                                 (286,306)
                                                                                ------------
        Net property and equipment                                                   364,427

Software development costs, net of accumulated amortization
     of $166,862                                                                   1,089,449
Deferred financing costs                                                              27,101
Intangible asset, net of accumulated amortization of $241,546                         30,379
Restricted cash for interest on debentures                                             2,395
Other assets                                                                         392,165
                                                                                ------------

Total assets                                                                    $  4,321,515
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                                   $    272,280
   Convertible notes payable less discount of $44,809                              3,477,191
   Lines of credit                                                                   861,053
   Accounts payable                                                                  995,392
   Accrued expenses                                                                  850,166
   Accrued salaries                                                                  179,604
                                                                                ------------
       Total current liabilities                                                   6,635,686

Long term debt:
   Long term notes payable                                                            40,660
   Convertible notes payable less discount of $382,018                                82,982
                                                                                ------------
       Total liabilities                                                           6,759,328

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series B convertible preferred stock, $.01 par value, 200,000
      shares authorized; 151,600  shares issued and outstanding                        1,516
   Series C convertible preferred stock, $.01 par value, 20,000
      shares authorized; 832 shares issued and outstanding                                 8
   Series D convertible preferred stock, $.01 par value, 40
      shares authorized; 38 shares issued and outstanding                                 --
   Series Y convertible preferred stock, $.01 par value, 87,000
      shares authorized; 87,000  shares issued and outstanding                           870
   Common stock, $.001 par value, 250,000,000 shares
      authorized; 99,152,180 issued and outstanding                                   99,152
   Deferred compensation                                                          (1,345,104)
   Additional paid-in capital                                                     25,048,209
   Accumulated deficit                                                           (26,242,464)
                                                                                ------------

       Total stockholders' deficit                                                (2,437,813)
                                                                                ------------

Total liabilities and stockholders' deficit                                     $  4,321,515
                                                                                ============

                             See accompanying notes

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three months ended September 30,
                                                  -------------------------------
                                                       2006             2005
                                                    ------------      ----------
Revenue:
Freight transportation                              $  6,387,696    $  8,199,598
Access services                                               --           5,668
                                                    ------------    ------------

       Total revenue                                   6,387,696       8,205,266

Operating expenses:
   Freight transportation                              5,762,524       7,320,256
   Selling, general and administrative:
        Salaries, benefits and consulting fees           744,969       1,000,828
        Other selling, general and administrative        523,773         574,633
                                                    ------------    ------------

       Total operating expenses                        7,031,266       8,895,717
                                                    ------------    ------------

       Loss from operations                             (643,570)       (690,451)
                                                    ------------    ------------

Other income (expense):
   Gain on asset disposal                                     --           1,415
   Forgiveness of debt                                   (94,864)             --
   Interest expense, net                                (772,659)       (471,581)
   Other income                                               --           2,906
                                                    ------------    ------------

       Total other expense                              (867,523)       (467,260)
                                                    ------------    ------------

Net loss                                              (1,511,093)     (1,157,711)
                                                    ============    ============

Loss per share-basic and diluted                    $      (0.02)   $      (0.02)
                                                    ============    ============

Weighted average shares outstanding
      - basic and diluted                             92,444,796      69,327,258
                                                    ============    ============






                             See accompanying notes

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                               Three months ended September 30,
                                                                            ----------------------------------------
                                                                                 2006                     2005
                                                                            ----------------         ---------------
Cash flows from operating activities:
   Net loss                                                                  $(1,511,093)              $(1,157,711)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                              32,679                    26,334
        Amortization of software development costs                                13,523                    13,523
        Amortization of intangible asset                                          12,440                    41,262
        Amortization of deferred compensation                                    181,592                    45,875
        Amortization of deferred financing costs                                  42,374                   235,618
        Amortization of discount on notes payable                                571,813                    62,278
        Increase (decrease) in allowance for doubtful accounts                        --                   (17,997)
        Loss on forgiveness of debt                                               94,864                        --
        Issuance of stock options and warrants
          for services and conversion                                                 --                    28,581
        Issuance of stock for services, interest and litigation settlement            --                   104,700
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                           801,530                  (319,480)
            Decrease (increase) in prepaid expenses                               77,697                    (8,790)
            Decrease (increase) in other assets                                   61,063                  (131,256)
            (Decrease) increase in accounts payable and accrued expenses        (952,136)                  360,703
                                                                             -----------               -----------
               Net cash used in operating activities                            (573,654)                 (716,360)
                                                                             -----------               -----------
Cash flows from investing activities:
   Purchases of property and equipment                                           (14,191)                  (31,167)
   Capitalized costs of software development                                     (69,446)                  (93,328)
                                                                             -----------               -----------
               Net cash used in investing activities                             (83,637)                 (124,495)
                                                                             -----------               -----------
Cash flows from financing activities:
   Proceeds from promissory notes                                                 76,000                        --
   Proceeds from line of credit net of costs of $0 and $0, respectively               --                   125,171
   Repayments of line of credit                                                  (51,234)
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0, respectively                                                       660,000
   Proceeds from sale of common stock and warrants net of costs of $0
      and $0, respectively                                                            --                   807,500
                                                                             -----------               -----------
               Net cash provided by financing activities                         684,766                   932,671
                                                                             -----------               -----------

               Net increase in cash and cash equivalents                          27,475                    91,816

Cash and cash equivalents, beginning of period                                   223,525                   837,753
                                                                             -----------               -----------
Cash and cash equivalents, end of period                                     $   251,000               $   929,569
                                                                             ===========               ===========







                             See accompanying notes

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
------------
Fittipaldi Logistics, Inc. (the "Company"), formerly Power2Ship, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is a technology company that specializes in providing pertinent, real-time information to the worldwide transportation and security industries. Its technological solutions integrate disparate legacy systems, and synthesize historically fragmented inaccessible data. This data is then reformatted into valuable, actionable information, and delivered to appropriate end users across the logistics value chain. Specific applications of our technology include: vehicle tracking, inventory/asset visibility, secure trucking, and matching available freight with available trucks. The Company is licensed by the United States Department of Transportation as a broker, arranging for transportation of freight (except household goods) by motor carriers. The Company has a patent pending solution for providing freight carriers (currently trucking companies), shippers (companies sending or receiving freight) and their customers with supply chain, tracking and other logistics information.

On February 25, 2005, the Company formed P2S Holdings, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. ("CXT"), a wholly owned subsidiary of P2S Holdings formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina based company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans (see Note 8 - "Acquisitions" for further details). CXT presently serves the southeastern United States from its South Carolina base with a fleet of 92 tractors comprised of 45 owned units and 47 owner-operator units with which it has independent contractor lease agreements and 285 trailers. In addition, CXT rents a 137,000 square foot warehouse facility in South Carolina to service its largest customer and provides freight transportation brokerage services through its wholly owned subsidiary, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It is a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. Effective June 30, 2006, the operations of P2SI ceased to exist (see Note 8 - "Acquisitions" for further details).

The accompanying unaudited financial statements for the period ended September 30, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2007.

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS, continued

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

Stock-Based Compensation
------------------------
The Company previously accounted for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted are presented below for the three months ended September 30, 2005 and the actual net loss and per share amounts are presented below for the three months ended September 30, 2006 in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended September 30, 2006: no dividend yield; expected volatility of 174%; risk free interest rate of 4.5%; and the actual term of options granted. Had the compensation cost for the three months ended September 30, 2005 been determined based on the fair value at the grant dates, our net loss and basic and diluted loss per share would have been reduced to the pro forma amount for that period indicated in the table below. For the three months ended September 30, 2006, the net loss and loss per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS, continued

                                                                     Three Months Ended       Three Months Ended
                                                                     September 30, 2006       September 30, 2005
                                                                     ------------------       ------------------
Loss available to common shareholders, as reported                       $(1,511,093)               $(1,157,711)

Less: Stock-based employee compensation expense
      determined under fair value based method, net of                             -                    (18,120)
      related tax effects

Net loss                                                                 $(1,511,093)               $(1,175,831)

Loss per share:
  Basic and diluted - as reported                                              $(.02)                     $(.02)


  Basic and diluted - pro forma                                                $(.02)                     $(.02)

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

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At September 30, 2006, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the three months ended September 30, 2006 and 2005.


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

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS, continued

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

At September 30, 2006, the net book value of capitalized software was $1,089,449. Amortization expense for the three months ended September 30, 2006 and 2005 was $13,523 and $13,523, respectively.

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

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS, continued

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At September 30, 2006, the Company's cash balances exceeded the insured limits by approximately $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at September 30, 2006. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

The Company has a deposit of approximately $28,000 with a factoring company that may be used to cover potential credit losses that is included in other assets on the balance sheet. The Company no longer factors its accounts receivable.

Advertising
-----------
Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2006 and 2005 totaled approximately $10,506 and $25,167, respectively.

NOTE 3 - CONCENTRATIONS

During the quarter ended September 30, 2006, one customer accounted for $3,975,719 or approximately 62% of the Company's quarterly revenue and that same customer accounted for $284,386 or approximately 14% of accounts receivable as of September 30, 2006. No other customer accounted for more than 10% of revenue or accounts receivable.

NOTE 4 - NOTE RECEIVABLE

In May 2005, the Company loaned $50,000 to an unrelated third party that issued the Company a short-term promissory note with a term of sixty days and an interest rate of 10%. The note was repaid with interest in October 2005.

NOTE 5 - INTANGIBLE ASSETS

In March 2005, the Company allocated $89,874 of the purchase price for certain assets of Commodity Express Transportation, Inc. These intangible assets are being amortized over their estimated useful lives of 5 years. In March 2006, the Company determined that the net realizable value of the intangible assets of Commodity Express Transportation, Inc. should be reduced to $45,925 and recorded $43,949 of impairments to intangible assets.

Also, in March 2005, the Company allocated $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - INTANGIBLE ASSETS, continued

lists of these businesses. These intangible assets were being amortized over their estimated useful lives of 5 years. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $38,700 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. Based on this settlement, the Company determined that the net realizable value of the intangible assets purchased from GFC should be reduced to $220,933 and recorded a $113,667 impairment to intangible assets. Power2Ship Intermodal ceased operations effective June 30, 2006 and the Company recorded a $185,578 impairment to reduce the intangible assets to $0.

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock that was issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which was amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements.

The Company recorded amortization expense for its intangible assets for the three months ended September 30, 2006 and 2005 of $12,440 and $41,262, respectively. At September 30, 2006, future amortization expense for these intangible assets was as follows:

                           2007             $   5,878
                           2008                 8,909
                           2009                 8,909
                           2010                 6,683
                                            ---------
                                            $  30,379
                                            =========

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of September 30, 2006, the balance on the Company's revolving line of credit with Branch Banking and Trust Company was $861,053.

As of September 30, 2006, the Company owed $50,440 to a vendor for software maintenance services of which $23,280 were recorded as short term and $27,160 as long term notes payable.

In August 2006, the Company issued a $40,000 short-term promissory note to one accredited investor. The note has an interest rate of 10% and a maturity date in November 2006. In October, the holder exchanged the $40,000 note for 1.6 shares of the Series D convertible preferred stock.

In July 2006, the Company issued $36,000 short-term promissory notes to five accredited investors. The notes have an interest rate of 10% and maturity dates

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

in October 2006. In October, one holder exchanged a $10,000 note for 0.4 shares of the Series D convertible preferred stock and the other four holders exchanged $26,000 of these notes for 5.2 shares of Series F convertible preferred stock.

In June 2006, the Company issued a $50,000 short-term promissory note to one accredited investor. The note had an interest rate of 10% and a maturity date of September 25, 2006. In September, the holder exchanged this note for two shares of the Series D convertible preferred stock.

In April and May 2006, the Company issued $940,000 of its Series D 8% unsecured convertible debentures to seven accredited investors, all of whom were existing significant shareholders of our company, in consideration for $690,000 and the exchange of $250,000 principal amount of the Company's unsecured short term promissory notes and convertible debentures. The maturity date of the Series D debentures is the earlier to occur of June 30, 2008 or the date the Company receives proceeds from a private or public offering of its securities resulting in gross proceeds of at least $5,000,000. The debenture holders received three-year warrants to purchase an aggregate of 9,400,000 shares of common stock for $0.05 per share. The fair value of these warrants, estimated using the Black-Scholes option-pricing model, was $613,640 and recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. In addition, the Company modified the exercise prices of warrants previously granted to the seven debenture holders to purchase an aggregate of 14,650,000 shares of common stock at prices ranging from $0.10 to $1.00 per share, to an exercise price of $0.05 per share. The increase in value associated with the modified warrants, estimated using the Black-Scholes option-pricing model, was $106,199 and recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. The key assumptions used in this estimate were the market price of our common stock on the grant date of each warrant, no dividend yield, an expected volatility factor of 192.56%, an approximate risk-free interest rate of 7.25% and a three year expected life. Finally, the conversion price per share of these debentures equal to 80% of the price per common share offered by the Company in any subsequent offering, but in no event less than $0.02 per share or greater than $0.10 per share, results in recognition of a beneficial conversion provision having a value of $235,000. However, after giving affect to the fair value of the warrants granted in conjunction with these debentures, the beneficial conversion provision was limited to the remaining face value of the debentures or $220,161 that was recorded as discounts on notes payable to be amortized as interest expense over the term of the debentures. During the three months ended September 30, 2006, two holders converted an aggregate of $225,000 into 10,558,185 shares of common stock and three holders exchanged an aggregate of $250,000 into 10 shares of the Company's Series D convertible preferred stock.

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

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

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

In October and November 2005, the Company issued $420,000 of its Series C 10% unsecured, convertible debentures to eight accredited investors in consideration for $320,000 and the forgiveness of a $100,000 unsecured short-term promissory note originally issued to one investor in January 2005. The maturity dates of the debentures are the earlier to occur of the one-year anniversary of the debentures or the date the Company receives at least $5,000,000 in aggregate proceeds from subsequent financings. In addition, the lenders received three-year warrants to purchase an aggregate of 5,600,000 shares of common stock for $0.15 per share. The fair value of these warrants was estimated on their grant dates using the Black-Scholes option-pricing model when the market prices ranged from $.13 to $.15 per share and assuming no dividend yield, an expected volatility factor of 193%, an approximate risk-free interest rate of 7.25% and a three year expected life. Since these warrants were valued at $700,133, which exceeded the principal amount of the debentures, the discount on notes payable was limited to $420,000 and is being amortized as interest expense over the term of the debentures. The conversion price per share is the greater of i) $0.15 or
ii) 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date. However, in the event the Company sells unregistered shares of its common stock, excluding shares underlying employee options or shares issued in connection with a merger or acquisition, for less than $0.15 per share, then the conversion price for any outstanding debentures automatically changes to the greater of i) 50% of the average closing price of the Common Stock on the Over-the-Counter Bulletin Board or such other quotation system as the Common Stock may be principally quoted for the ten (10) trading days immediately preceding the date that holder provides written notice to Company of their intent to exercise the conversion provision or ii) the lowest price per share paid by any investor for the Company's unregistered shares of common stock at any time between the date of issue of the debenture and the conversion date. Since the Company sold shares of its common stock for $.10 per share in December 2005, a beneficial conversion feature was realized which, in this case, is not recorded since the discount on notes payable associated with the warrants already equaled the principal amount of the debentures. In January 2006, one holder converted $25,000 principal amount of the debentures, and $432 of accrued interest, into 254,316 shares of common stock. In April and May 2006, three holders exchanged an aggregate of $250,000 of the debentures for $250,000 of the Series D debentures and in September 2006 two holders exchanged an aggregate of $40,000 for $40,000 of the Series D convertible preferred stock leaving a balance of $105,000 at September 30, 2006.

In March 2005, pursuant to its asset purchase agreement with GFC, Inc., the Company agreed to pay GFC a total of $200,000 in twenty-four equal payments of $8,333 per month without interest commencing on April 21, 2005 and continuing for the next twenty-three consecutive months subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

seller 300,000 shares of its common stock valued at $42,000 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. In March 2006, the Company recorded an impairment of intangible assets of $113,667 based on this settlement. As of September 30, 2006, the Company had recorded $18,000 of this obligation as current notes payable and $13,500 as long term notes payable. Effective June 30, 2006, Power2Ship Intermodal ceased operations.

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

As of September 30, 2006, the Series B 5% secured convertible debenture holder had converted $250,000 of the debentures into 5,725,248 shares of common stock leaving an outstanding balance of $1,750,000. These debentures were not repaid when due. In September 2006, the Company reached agreement with the investor with respect to these debentures and $350,000 of its 14.25% secured convertible debentures due December 31, 2006 also held by this investor. The investor agreed not to exercise its rights of conversion under the aforementioned debentures until November 1, 2006, for which the Company paid $100,000 in accrued interest, and not to exercise its rights of conversion under the aforementioned debentures from November 1 until January 1, 2007 upon the Company paying the holder an additional $100,000 in accrued interest by November 1, 2006 (see Note 10 - "Subsequent Events" for further details). In addition, the Company agreed to amend the conversion price of the $350,000 principal amount of 14.25% secured convertible debenture to make it identical to the conversion price of the 5% Series B secured convertible debentures which is the lesser of i) $0.456 per share or ii) 100% of the average of the three lowest closing bid prices for our common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding any conversion date.

Also in June 2004, the Company issued the Series B 5% secured convertible debenture holder and a placement agent an aggregate of 816,260 shares of its

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

common stock valued at $310,179 upon entering into a Standby Equity Distribution Agreement and related agreements with the investor. The value of these shares was accounted for as deferred financing costs that are being amortized as interest expense over a two-year term. In July 2005, the Standby Equity Distribution Agreement and related agreements were terminated and the unamortized deferred financing costs of $155,090 were amortized as interest expense.

In March and April, 2004, the Company issued $1,747,000 of its 14.25% secured convertible debentures to 35 accredited investors and paid commissions and expenses of $227,110 accounted for as deferred financing costs that are being amortized as interest expense over the terms of the debentures. In addition, the Company issued 873,500 warrants valued at $108,160 and 131,025 common shares valued at $55,031 to the lenders accounted for as interest expense. The debentures mature on December 31, 2006, and earn interest of 14.25% per annum payable semi-annually in arrears on June 30 and December 31. The debentures may be converted by the holders at any time into common stock at a conversion price per share of $0.2673. EITF 98-5 requires that a beneficial conversion feature be recognized when the conversion price is less than the market price at the time the debentures are issued. The Company recognized a beneficial conversion provision of $194,111 that was recorded as a discount on notes payable and is being amortized as interest expense over the remaining terms of the debentures. The Company may redeem the debentures with fifteen days notice at any time, by paying a premium of up to 15% of their original purchase price in a combination of cash and common stock. The Company has provided the debenture holders with a security interest in its tangible and intangible assets, subject to automatic subordination to most traditional asset-based loans, to secure the prompt payment of principal. In addition, the Company is subject to a security agreement requiring it to deposit six months of interest on the debentures in a separate account with Newbridge Securities Corporation to be paid to investors in the event of a default. As of September 30, 2006, one investor had converted $150,000 of their debentures into common stock decreasing the outstanding balance to $1,597,000 (see Note 10 - "Subsequent Events" for further details). In September 2006, the Company reached agreement with one of the investors with respect to $350,000 of these debentures in which the Company agreed to amend the conversion price to the lesser of i) $0.456 per share or ii) 100% of the average of the three lowest closing bid prices for our common stock, as quoted by Bloomberg, LP, for the 30 trading days immediately preceding any conversion date. The Company may be in default under certain covenants contained in its agreements with the debenture holders. If the Company receives notice of noncompliance and potential default, the Company would have an obligation to rectify or otherwise receive a waiver from the debenture holders under the terms of those agreements. While the Company has not received any such notice to date, it is possible that notice could be provided in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holders. Any default could accelerate the Company's obligations to the debenture holders in the remaining principal amount of $1,597,000 together with all accrued and unpaid interest thereon and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

In July 2003, the Company issued a promissory note in the amount of $170,000 to a software vendor for licenses to use certain logistics software. The note

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, continued

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

In March 2003, the Company issued a convertible promissory note in the amount of $175,000 to an unaffiliated Company shareholder. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.25 per share. Given this type of conversion provision, EITF 98-5 specifies that a beneficial conversion feature be recognized based upon the five days preceding the commitment date. This resulted in a beneficial conversion of $175,000 which was treated as a discount on notes payable which is being amortized as interest expense over the term of the debt. The note is in default and the holder has notified the Company that it is seeking to accelerate full repayment of the $175,000 in principal and accrued interest thereon, and such default may result in acceleration of other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations.

In March 2003, the Company issued a convertible promissory note in the amount of $135,000 to its Chief Executive Officer upon the forgiveness of $147,520 of accrued salary. During fiscal year 2004, the Company repaid $20,000 of this note decreasing its outstanding balance to $115,000 which remains the outstanding balance as of March 31, 2006. The interest rate of the note is 8% per annum and it has a maturity date of June 30, 2006. The holder of the note has the right to convert the outstanding principal balance of the note into the Company's common stock at any time prior to its maturity date at a conversion price equal to the lesser of 1) $1.51 per share or 2) 50% of the average of the closing bid prices of the common stock for the five trading days immediately preceding the date of conversion but no less than $0.75 per share. In September 2006, the Company entered into a Separation and Severance Agreement with the Company's Chief Executive Officer in which he settled all outstanding claims with the Company, including this note and accrued interest thereon, and agreed to the cancellation of all options previously granted to him in consideration for $20,000 and a warrant to purchase 11,000,000 shares of common stock for $0.025 per share that expires in five years.

NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock
------------
During the three months ended September 30, 2006, the Company issued an aggregate of 14,804,430 shares of its common stock consisting of:

         - 10,558,185 shares issued upon the conversion of $225,000 Series D 8% unsecured convertible debentures and accrued interest thereon to two investors;

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' DEFICIT, continued

         - 4,166,245 shares issued upon the conversion of $150,000 Series B 5% secured convertible debentures to its sole debenture holder; and

         - 80,000 shares issued upon the conversion of 4,000 shares of Series B convertible preferred stock by two investors.

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

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                    Weighted average:                        2006         2005
                    -----------------                        ----         ----
                    Dividend yield                           None         None
                    Expected volatility factor               174%         152%
                    Approximate risk free interest rates     4.5%        2.75%
                    Expected lives, in years                   3            3

The determination of fair values for all stock options and warrants is based on the assumptions described in the preceding paragraph, and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' DEFICIT, continued

Stock options
-------------

A summary of the stock option activity is as follows:

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise      Number      Exercise Price
                                                                                     Price      of Options      Per Option
                                                                                     -----      ----------      ----------
       Outstanding options at June 30, 2006                                          $0.35       13,600,741   $0.15 - $1.01
       Granted.........................................................              $0.025      23,000,000       $0.025
       Expired.........................................................              $0.19         (265,520)  $0.38  - $0.50
       Cancelled.......................................................              $0.33       (5,785,391)  $0.25  - $0.38
                                                                                                 ----------
       Outstanding options at September 30, 2006                                     $0.11       30,549,830   $0.025 - $1.01
                                                                                                 ==========

       Exercisable options at September 30, 2006                                     $0.36       30,549,830   $0.025 - $1.01
                                                                                                 ==========

The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2006:

                                                                         Weighted                      Weighted
                                                                          Average                       Average
                                             Number of Options           Remaining                     Exercise
         Range of Exercise Price                Outstanding            Life in Years                     Price
         -----------------------                -----------            -------------                     -----
                  $0.025                        23,000,000                 4.97                          $0.025
               $0.15 - $0.40                     7,224,830                 0.90                          $0.34
               $0.52 - $1.01                       325,000                 1.13                          $0.97
                                                ----------
                                                30,549,830
                                                ==========

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCKHOLDERS' DEFICIT, continued

Warrants
--------
A summary of the warrant activity is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise    Number of   Exercise Price
                                                                          Price     Warrants      Per Warrant
                                                                          -----     --------      -----------
Outstanding warrants at June 30, 2006                                    $0.13     59,912,536    $0.05  - $2.00
Granted............................................                      $0.025    11,000,000        $0.025
Cancelled..........................................                         --             --           --
Expired............................................                      $0.47       (859,250)   $0.05  - $2.00
                                                                                   ----------
Outstanding warrants at September 30, 2006                               $0.12     70,053,286    $0.025 - $2.00
                                                                                   ----------
Exercisable warrants at September 30, 2006                               $0.12     68,419,954    $0.025 - $2.00
                                                                                   ==========

The following table summarizes information concerning warrants outstanding at September 30, 2006:

                                                                          Weighted               Weighted
                                                                          Average                Average
                                                                         Remaining               Exercise
             Range of Exercise Price       Number of Warrants          Life in Years              Price
             -----------------------       ------------------          -------------              -----
                 $ 0.025 - $0.15               63,784,627                   2.52                 $  0.09
                  $ 0.20 - $0.74                5,228,684                   1.34                 $  0.41
                  $ 0.75 - $2.00                1,039,975                   0.86                 $  0.88
                                              -----------
                                               70,053,286
                                              ===========

The following table summarizes information concerning warrants exercisable at September 30, 2006:

                                                                          Weighted
                                                                          Average
                                                                          Exercise
             Range of Exercise Price       Number of Warrants              Price
             -----------------------       ------------------              -----
                  $ 0.025 - 0.15               62,951,295                  $0.09
                  $ 0.20 - $0.74                4,428,684                  $0.39
                  $ 0.75 - $2.00                1,039,975                  $0.12
                                               ----------
                                               68,419,954
                                               ==========

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - ACQUISITIONS

In March 2005, a wholly owned subsidiary of the Company, Commodity Express Transportation, Inc., purchased certain assets, including customer lists, maintenance equipment, office equipment, telecommunications equipment, certain contracts, five vehicles/trucks, and assumed certain liabilities of Commodity Express Transportation, Inc., a South Carolina company, for a purchase price of $100,000 in cash and the assumption of liabilities in the amount of $193,655 (see Note 5 "Intangible Assets" for further details). In addition, upon closing this transaction, the Company replaced certain deposits and a letter of credit previously made or issued on the seller's behalf with third parties in the aggregate amount of approximately $145,000 related to the operation of the seller's business and, after closing, replaced approximately $20,000 of additional letters of credit. The Company also assumed certain leases related to the operation of the seller's business, including tractor leases, owner/operator leases and a warehouse lease. At the closing of this transaction, the Company entered into a(n):

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

         - escrow agreement pursuant to which the Company deposited all the shares of its wholly owned subsidiary that acquired the assets of Commodity Express Transportation into an escrow account until March 21, 2007 during which period the Company retains voting rights over these securities except in the event of a default under the escrow agreement, which would occur if the net worth of Commodity Express Transportation dropped below certain levels or if the Company was delinquent in its payments under the equipment or commercial lease agreements, consulting agreement or agreement with TPS Logistics, Inc. described above, in which case(s) the seller would have the right to assume control of

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - ACQUISITIONS

Commodity Express Transportation until such default(s) had been cured; and

         - fee assumption agreement pursuant to which the Company agreed to assume the seller's liability to pay the business broker involved with this transaction $100,000 which the Company paid at the closing with the issuance of 370,370 shares of our common stock.

In March 2005, a wholly owned subsidiary of the Company, Power2Ship Intermodal, Inc., purchased certain assets, including trucking and brokerage authority permits, contracts with shipping customers, contracts with agents, lease contracts with owner-operators and escrow deposits from owner-operators and agents from GFC, Inc., a South Carolina company, for a purchase price of $300,000, of which $100,000 was paid by canceling the $100,000 secured promissory note made by the seller to the Company, and $200,000 is to be paid in twenty-four equal monthly payments of $8,333.33 subject to partial or full acceleration based on the gross freight revenue of Power2Ship Intermodal generated during the one month period commencing on March 21, 2006 and the assumption of those obligations corresponding to owner-operator and agent escrow deposits. In addition, the Company issued the seller a three-year warrant to purchase 200,000 shares of the Company's common stock for $.30 per share, which vests 50% on the closing date and 50% on the one year anniversary of the closing date which was valued at $34,600 using the fair value estimated on the date of the grant using the Black-Scholes option-pricing model. In March 2006, the Company entered into a Settlement Agreement and Mutual General Release that, among other terms and conditions, the $191,667 outstanding balance of the promissory note made by the Company to the seller was settled for $30,000, payable $1,500 per month over consecutive 24 months, and 300,000 shares of the Company's common stock valued at its fair market value of $42,000. Effective June 30, 2006, the operations of Power2Ship Intermodal, Inc. ceased to exist (see Note 5 "Intangible Assets" for further details).

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In September, Richard Hersh resigned as Chief Executive Officer of the Company and entered into a separation and severance agreement in which he agreed to the cancellation of all his outstanding options, including options to purchase an aggregate of 6,182,642 shares of the Company's common stock exercisable at prices ranging from $0.25 to $0.38 per share and an option to purchase 10% of the common stock of the Company's subsidiary Commodity Express Transportation, Inc. for $60,000, to forgive a convertible promissory note with a principal balance of $115,000 and accrued interest of $32,241, to forego $313,201 in accrued compensation, and to settle any other claims with, or obligations by, the Company, in consideration for $20,000 and a warrant to purchase 11,000,000 shares of common stock for $0.025 per share that expires in five years. In

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - RELATED PARTY TRANSACTIONS, continued

addition, Mr. Hersh entered into a consulting agreement with the Company that has a term of five years and a monthly consulting fee of $10,000. He will advise the Company's management and board of directors on various business matters including identifying and introducing the Company to prospective investors, lenders, strategic partners, acquisition and merger candidates and joint venture partners.

In September, the Company's Board of Directors elected David S. Brooks Chief Executive Officer of the Company. Mr. Brooks entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction.

In September, the Company's Board of Directors elected S. Kevin Yates Chief Operating Officer of the Company. Mr. Yates entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years.

In September 2006, the Company terminated for cause its employment agreement with Michael Darden, its President. Thereafter, Mr. Darden resigned as a Director from the Company and its subsidiaries. In October 2006, Mr. Darden filed a lawsuit in Broward County, Florida naming as defendant Freight Rate, Inc. d/b/a Power2Ship, Inc. and alleging breach of his employment agreement. The complaint states that Mr. Darden was damaged pursuant to the termination of his employment agreement in the amount of $306,427.64. The Company believes it has substantial defenses and counterclaims against Mr. Darden, including wrongful appropriation of funds of the Company.

In August, David S. Brooks and Kevin Yates, the Company's current Chief Executive Officer and Chief Operating Officer, respectively, entered into a consulting agreement to provide the Company with business advisory services including strategic evaluation, planning and advice, fund-raising support, sales and marketing support, contract negotiation and business development. The term of the agreement was 12 months with an optional six-month extension. Subject to the successful completion of various financing activities the Company is pursuing, the Company agreed to pay each of them a fee of $100,000.

NOTE 10 - SUBSEQUENT EVENTS

In October and November 2006, the Company issued 293 shares of its Series E convertible preferred stock to 6 accredited investors in consideration for the exchange of $280,000 principal amount of the Company's 14.25% secured convertible debentures and $12,684 of accrued interest thereon. The preferred stock is convertible into the Company's common stock at 100% of the average of the three lowest closing bid prices of the Company's common stock, as quoted by
                                       24

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS, continued

Bloomberg, LP, for the ten (10) trading days immediately preceding the date the Company receives a conversion notice from the preferred stockholder. In October, one holder converted $5,000 of the Series E convertible preferred stock into 123,152 shares of common stock.

In October and November 2006, the Company issued approximately 70 shares of its Series F convertible preferred stock to 18 accredited investors, all of whom were existing shareholders of our company, in consideration for $222,500 and the exchange of $126,000 principal amount of the Company's short term unsecured promissory notes. The preferred stock is convertible into the Company's common stock at $0.025 per share.

On October 11, 2006, the Company entered into an Amendment to the License Agreement dated March 1, 2005 with EF Marketing, LLC and Emerson Fittipaldi. The Amendment includes provisions providing the Company with the exclusive right to use the property licensed from EF Marketing globally rather than solely in the United States and its territories and the right to change its corporate name to include the name Fittipaldi. Also, the term of the License Agreement was changed from 5 years to an ongoing basis. In consideration for these and other amendments, the Company agreed to provide EF Marketing with a percentage of the net operating cash (as defined in the Amendment) generated by the Company's operations, a five-year warrant to purchase 8,000,000 shares of its common stock for $0.025 per share valued using the Black-Scholes Option Pricing Model at $387,200 and the right to designate one member to the Company's board of directors. No such director has been designated as of the filing of this current report.

In October 2006, the Company granted options to its employees to purchase an aggregate of 9,900,000 shares of its common stock for $0.025 per share expiring in October 2011. These options were valued using the Black Scholes Option Pricing model at $529,650 and recorded as salary expense. Simultaneously with granting these options, the Company cancelled options to its employees to purchase an aggregate of 6,207,694 shares of its common stock for prices ranging from $0.15 to $0.52 per share expiring from 2006 through 2008.

In October 2006, the Company made the second of two interest payments of $100,000 to the holder of $1,750,000 of its 5% Series B secured convertible debentures, which matured in June and September 2006. This payment, specified in an agreement with the holder entered into in September 2006, precludes the holder from exercising its rights of conversion under all debentures held by it through December 31, 2006.

In October 2006, the Company issued $100,000 of 10% short-term unsecured promissory notes to two accredited investors with maturity dates in January 2007.

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

         For the fiscal years ended June 30, 2006 and 2005 and the three months ended September 30, 2006 and 2005, virtually all of our revenue was generated by providing freight transportation services. Revenue from freight transportation services includes the total dollar value of services purchased from us by our customers. We provide freight transportation for our shipper customers using our own transportation equipment (asset based), on transportation equipment of owner-operators which are affiliated with our subsidiary CXT as well as numerous unaffiliated independent carriers located throughout the United States (non-asset based). We are a principal in the transaction to transport the freight. By accepting our customer's order, we accept certain responsibilities for transportation of the load from its origin to its destination. In instances when we arrange for transportation of the load by an unaffiliated independent carrier, the carrier's contract is with our company, not our shipper customer, and we are responsible for prompt payment of carrier charges. We are also generally responsible to our shipper customer for any claims for damage to freight while in transit. The price we charge for these freight transportation services depends largely upon the prices charged by our competitors as well as upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the distance that equipment is from the origin of the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered.

         To a lesser extent, we have historically generated revenues from access services and implementation services. For the fiscal year ended June 30, 2004, revenue from access services and implementation services represented approximately 14% and approximately 1%, respectively, of our total revenue for that year. For the fiscal year ended June 30, 2005 less than 1% of our total revenue was attributable to revenue from access services and we reported no revenue during that period from implementation services. For the year ended June 30, 2006 revenue from access services and implementation services represented less than 0.1% of total revenue. For the three months ended September 30, 2006, we reported no revenue from access or implementation services Access services revenue represents revenue generated from the unlimited use of the information available through our proprietary application for a fixed monthly fee. Implementation services include design, programming and testing of custom developed interfaces that permit our proprietary application to communicate and share data with a customer's existing computer software. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from either access services or implementation services in any future periods.

         During fiscal years ended June 30, 2006 and 2005, revenue generated from one customer represented approximately 53% and 40%, respectively, of our freight transportation revenue. For the three months ended September 30, 2006, this same customer accounted for approximately 62% of our revenue. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to potential shipper customer and companies involved in freight security to the maximum extent permitted by our limited sales and marketing budget.

         Effective June 30, 2006, management decided to cease the operations of Power2Ship Intermodal as it had been unprofitable since its acquisition. Excluding changes in revenue and costs by our other operations, we expect this event to result in freight transportation revenue and expenses for fiscal year 2007 decreasing by approximately $3,200,000, selling, general and administrative expenses being reduced by approximately $60,000 and our interest expense declining by approximately $60,000.

         Most of our revenue during fiscal year 2007 is expected to be generated by the assets of a freight transportation company we acquired in March 2005 which now comprise the operations of our CXT subsidiary. CXT is a freight transportation services provider serving customers located in the southeastern United States. Its freight transportation services are provided by independent truck owner-operators under contract with CXT or by independent drivers that utilize tractors and trailers provided by CXT, as well as by other trucking companies, including Power2Ship, arranged by CXT's freight transportation brokerage.

         Another potential source of revenue may be generated for incorporating our secure, wireless, Internet-based system as a component in the security solutions being developed by other companies to counteract the threat of terrorism. Our system is capable of capturing and processing data transmitted wirelessly from other technologies that may be part of any comprehensive security system. Examples of these technologies include radio-frequency identification (RFID) tags fastened to the outside of containers and/or trailers, smart tags affixed to the goods inside shipping containers, and electronic seals applied at the time the container is loaded. Further, our system has the ability to alert a truck's owner or authorities if a vehicle deviates from its designated route. Because our application was designed to provide economic benefit to the transportation industry, we believe that it is uniquely suited to providing a Homeland Security solution without causing onerous expense to either the private or public sector.

         During the remainder of fiscal year 2007, our greatest challenge will be raising sufficient additional capital to fund our ongoing operations, pay our past due obligations and other obligations as they become due and continue to implement our business model. As of October 31, 2006, we had $1,750,000 of Series B 5% secured convertible debentures and a $175,000 unsecured convertible promissory note that were past due, $1,317,000 of 14.25% secured convertible debentures which becomes due December 31, 2006 and $168,000 of unsecured debt which becomes due by June 30, 2007. In September 2006, we entered into an agreement with the holder of $1,750,000 of our Series B secured convertible debentures that were past due pursuant to which we paid $200,000 of accrued interest in September and October, effectively extending the maturity date of this debt until December 31, 2006. While we have deferred certain employees' compensation and reduced or eliminated certain non-essential personnel and administrative costs, if we are unable to secure additional capital as needed we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted, as well as severely limiting our ability to diversify our revenue sources. If we are unable to satisfy the secured debt when it becomes due, the holders could foreclose on our assets and we would be forced to cease our operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Revenue

         Total revenue generated during the three months ended September 30, 2006 decreased by $1,811,570 or 22% as compared with total revenue generated during the three months ended September 30, 2005. The decrease in revenue for the three months ended September 30, 2006 included decreases of:

         - $1,095,396 or approximately 93% in freight transportation revenue generated by Power2Ship Intermodal, Inc. due to its operations ceasing on June 30, 2006;

         - $716,506 or approximately a 10% decrease in freight transportation revenue generated by Commodity Express Transportation, Inc. and the Company's Florida-based freight brokerage operation due to a decrease in freight rates from the rates charged during the three months ended September 30, 2005 in the aftermath of Hurricane Katrina as well as a reduction in the number of freight brokerage employees who were not generating sufficient revenue with acceptable gross margins to justify their positions; and

         - $5,668 or 100% in revenue from access services during the three months ended September 30, 2006 compared with the three months ended September 30, 2005.

         Management expects revenue to increase in the second and third fiscal quarters of fiscal year 2007 versus the first fiscal quarter due to normal seasonal increases in demand and then to decline in the fourth fiscal quarter as demand softens. Most of our revenue is expected to be generated from providing freight transportation services using our fleet of tractors and trailers and from our freight brokerage operations. In addition, we expect to generate revenue in fiscal year 2007 by providing logistics consulting and implementation services to large shipper customers such as Averitt Express. Another source of revenue projected for the latter half of fiscal year 2007 is providing logistics consulting and implementation services to countries outside the United States such as Brazil where we are expecting to begin operations in our second fiscal quarter. Finally, we are seeking, subject to the availability of sufficient financing, to increase our revenue by acquiring one or more trucking or third party logistics companies. We have not entered into any acquisition agreements as of the date of this quarterly report and cannot predict if and when we may do so.

Operating Expenses

         Total operating expenses incurred during the three months ended September 30, 2006 decreased by $1,864,451 or approximately 21% compared with the three months ended September 30, 2005. The decrease during the three months ended September 30, 2006 primarily was attributed to decreases of:

         - $1,557,732 or approximately 21% in freight transportation expenses, consisting of direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies we hired to move loads for our shipper customers, as compared with the three months ended September 30, 2005. This decrease was attributed to a $1,075,297 or approximately a 93% decrease by Power2Ship Intermodal, Inc. due to its operations ceasing on June 30, 2006 and a $482,435 or approximately an 8% decrease by Commodity Express Transportation, Inc. associated with its lower revenue. This percentage decrease in freight transportation expense was approximately 1% lower than the percentage decrease in revenue reflecting a decrease in the gross margin on freight transportation services to 9.8% for the three months ended September 30, 2006 versus 10.7% for the three months ended September 30, 2005. This decrease in gross margin during the three months ended September 30, 2006 primarily was attributed to the decrease in freight rates from the rates charged during the three months ended September 30, 2005 in the aftermath of Hurricane Katrina.

         - $306,719 or approximately 19.5% in selling, general and administrative expenses as compared with the three months ended September 30, 2005 primarily was attributed to decreases of:

              - $255,859 or approximately 26% in salaries, benefits and consulting fees consisting of:

                  - Salaries and benefits which decreased by $131,247 or approximately 20% to $509,985 in the three months ended September 30, 2006 from $641,232 during the three months ended September 30, 2005. This decrease was attributed primarily to a decrease in the number of employees to 16 as of September 30, 2006 from 28 as of September 30, 2005 due to the elimination of certain non-essential administrative and support personnel and certain freight brokers that were not generating sufficient revenue with acceptable gross margins to justify their positions; and

                  - Consulting fees which decreased by $70,862 or approximately 23% in the three months ended September 30, 2006 to $231,944 from $302,806 during the three months ended September 30, 2005. This decrease was a result of a reduction in the number of consultants engaged by the Company as well as to an increase in the average length of the consulting agreements over which the consulting expenses are realized compared to consulting agreements entered into during the three months ended September 30, 2005.

                  Management expects salaries and consulting expenses during the remaining quarters of fiscal year 2007 to be comparable to those incurred during the first quarter.

              - Other selling, general and administrative expenses decreased by $50,860 or approximately 9% during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. This decrease consisted of an:

                  - $89,758 decrease by the Company's Florida-based operation primarily attributed to a:

                      - $28,552 reduction in accounting expenses which, in 2005, included the one-time audit upon the acquisition of CXT;

                      - $14,625 decrease in travel, meals and entertainment expenses and a $9,339 decrease in advertising, convention and trade show expenses as a result of management's decision to stop advertising our products and services to shippers and carriers in trade publications, transportation industry websites and other media and not to attend conventions and trade shows;

                      - $16,990 decrease in Web hosting expenses as a result of our hosting the system in-house;

                      - $18,842 decrease in amortization of our intellectual property as the amortization period ended in July and August 2006;

                      - $8,047 decrease in bank service charges primarily as a result of reducing the transaction fees we incurred to electronically pay our carriers by paying these carriers directly and

                      -    $14,956 increase in legal fees.

                  - $30,207 decrease by Power2Ship Intermodal, Inc. due to it ceasing operations on June 30, 2006; that partially was offset by an increase of

                  - $69,105 by Commodity Express Transportation, Inc. primarily attributed to a:

                      - $17,749 increase in taxes and licenses for tractors and trailers;

                      - $14,115 increase in administrative expenses primarily due to hiring of one additional administrative employee; and a

                      -    $21,290 increase in South Carolina income tax expense

         Management expects other selling, general and administrative expenses during the remaining quarters of fiscal year 2007 to be comparable to those incurred during the first quarter.

Other Income (Expenses)

         Total other expenses increased by $400,263 or approximately 86% during the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. This increase primarily resulted from an increase in interest expense, net of interest income, of $301,078 or approximately 64% and a loss of $94,864 on forgiveness of debt related to the severance and settlement agreement entered into with the Company's former Chief Executive Officer. The increase in interest expense primarily was associated with the issuance and re-pricing of warrants to the purchasers of $940,000 principal amount of our Series D convertible debentures in the fourth quarter of fiscal year 2006 and to the conversion of $475,000 of these debentures in the first quarter of fiscal year 2007 resulting in the acceleration of interest expense associated with these debentures.

         Management expects other expenses, primarily interest expense, during the second quarter of fiscal 2007 to be comparable to the interest expense incurred during the first quarter of fiscal 2006. Interest expense during the second half of fiscal 2007 will depend on how we handle our outstanding debt. If this debt is retired or converted to equity, then interest expense would be expected to decline substantially. However, if outstanding debt is re-structured or replaced with other debt, then interest expense would be expected to increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees. We currently are offering to exchange our $1,317,000 principal amount of our 14.25% secured convertible debentures for our Series E convertible preferred stock. Also, we are negotiating with the holder of $175,000 principal amount of our 8% unsecured convertible promissory note to exchange the holder's debenture for our equity securities. Finally, we are seeking to repay $1,750,000 of our 5% secured convertible debentures with the proceeds from the sale of our equity securities.

However, we currently have no commitments for converting any of these debentures and there can be no assurance that acceptable financing to repay our debentures can be obtained on suitable terms, if at all.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception. As of September 30, 2006, we had an accumulated deficit of $26,242,464, a stockholders' deficit of $2,437,813, and our independent auditors' report on our financial statements for fiscal year 2006 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

         At September 30, 2006, we had a working capital deficit of $4,220,087 as compared with a working capital deficit of $4,849,787 at June 30, 2006. This $629,700 reduction of our working capital deficit during these three months was attributed to an $851,752 decrease in current assets which was more than offset by a $1,481,452 decrease in current liabilities. The decrease in current assets consisted of decreases in accounts receivable of $801,530 primarily due to our decrease in revenue and in prepaid insurance of $77,697 partially offset by an increase in cash of $27,475. The decrease in current liabilities consisted of decreases in the current portion of convertible notes payable of $74,346, in convertible note payable to related party of $115,00, in the outstanding balance on our line of credit of $51,234, in accounts payable and accrued expenses of $1,097,980 primarily due to our decrease in revenue and the $100,000 interest payment to the holder of our Series B 5% convertible debentures, and in accrued salaries of $178,892 primarily associated with the forgiveness by Richard Hersh pursuant to his Separation and Severance Agreement, partially offset by an increase in short term notes payable of $36,000,

         During the three months ended September 30, 2006, our cash balance increased by $27,475. This increase was the result of $573,654 used in operating activities and $83,637 used in investing activities that was more than offset by $684,766 provided by financing activities. This compares with an increase in our cash balance of $91,816 during the three months ended September 30, 2005 as a result of $716,360 used in operating activities and $124,495 used in investing activities that was more than offset by $932,671 provided by financing activities.

         During the three months ended September 30, 2006, we used $573,654 in operating activities which was made up of our net loss of $1,511,093 and an increase in cash used for operating assets and liabilities of $11,846 that partially was offset by non-cash expenses including depreciation, amortization and a loss on forgiveness of debt of $949,285. This compared with $716,360 used in operating activities during the three months ended September 30, 2005 which consisted of our net loss of $1,157,711 and an increase in cash used for operating assets and liabilities of $98,823 that partially was offset by non-cash expenses including depreciation, amortization and a change in the allowance for doubtful accounts of $406,893 and issuances of our common stock, options and warrants as payment for services, interest and compensation of $133,281.

         The $83,637 used in investing activities during the three months ended September 30, 2006 consisted of $69,446 of software development costs and $14,191 for purchases of property and equipment. This compared with $124,495 used in investing activities during the three months ended September 30, 2005 which consisted of $93,328 of costs of software development and $31,167 for purchases of property and equipment. The software developments costs primarily are the salaries of our information technology employees who are continually enhancing and making modifications to our internal use software. These costs are expected to remain relatively constant for the remainder of fiscal year 2007.

         During the three months ended September 30, 2006, we generated net cash from financing activities of $684,766 which consisted of net proceeds of $660,000 from the issuance of 26.4 shares of our Series D convertible preferred stock and $76,000 from the issuance of unsecured short term promissory notes less $51,234 repaid on our line of credit. This compared with net cash provided by financing activities of $932,671 during the three months ended September 30, 2005 which consisted of net proceeds of $807,500 from the issuance of approximately 27 units of our common stock and warrants and $125,171 borrowed from our revolving line of credit.

         We have a $3,000,000 revolving line of credit secured by our accounts receivable with BB&T Corporation. This facility had a balance on September 30, 2006 of $861,053 and is in effect until February 2007.

            As of September 30, 2006, the Company was past due on the repayment of principal and interest with respect to $1,750,000 principal amount of Series B 5% secured convertible debentures and $175,000 principal amount of 8% unsecured convertible promissory note. In September 2006, the Company reached agreement with the sole holder of the Series B secured convertible debentures. The investor agreed not to exercise its rights of conversion under the aforementioned debenture until January 1, 2007, for which the Company paid $100,000 in accrued interest in September and an additional $100,000 in accrued interest in October. We intend to repay these debentures with the proceeds from the sale of our equity securities. However, we currently have no commitments for such financing and there can be no assurance that acceptable financing to repay our debentures can be obtained on suitable terms, if at all.

         We are negotiating with the sole holder of $175,000 principal amount of an 8% unsecured convertible promissory note that is past due to convert or exchange some or all of this note for our equity securities or extend its maturity date. However, we currently have no commitment for converting, exchanging or extending the maturity date of this note and there can be no assurance that, in the event the holder does not convert, exchange or extend the maturity date of the note, that acceptable financing to repay this note can be obtained on suitable terms, if at all.

         We estimate that our cash on hand at September 30, 2006 and our receipt since then of $222,500 in net proceeds from sales of shares of our Series F convertible preferred stock, $100,000 from issuances of short-term unsecured promissory notes, the proceeds expected from verbal commitments made by accredited investors to purchase shares of our Series F convertible preferred stock and additional borrowings from our revolving credit facility, should fund our operating activities for approximately ninety days from the date of filing this report. Thereafter, we will need additional working capital to fund our operations or may be forced to curtail some or all of our operations. Management expects to raise approximately $2,000,000 through the sale of our equity securities by December 31, 2006. However, we currently have no written commitments to purchase these shares and there can be no assurance that such commitments will be obtained and, if not, if alternative financing can be obtained on a timely basis on suitable terms, if at all.

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

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 17, 2006, Michael J. Darden, former President and Director of the Company, filed a lawsuit in the Circuit Court in Broward County, Florida (Case No. 0616408) naming as defendant Freight Rate, Inc. d/b/a Power2Ship, Inc. alleging breach of his employment agreement. The lawsuit was served on October 23, 2006. The complaint states that Mr. Darden was damaged pursuant to the termination of his employment agreement in the amount of $306,427.64. The Company terminated Mr. Darden's employment agreement for cause and believes it has substantial defenses and counterclaims against Mr. Darden, including wrongful appropriation of funds of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In October and November 2006, we sold an aggregate of approximately 293 shares of Series E convertible preferred stock to six accredited investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) of that act. We paid no sales commissions for these sales. We exchanged $280,000 principal amount of our 14.25% secured convertible debentures and $12,684 in accrued interest thereon previously issued to these investors. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         In October and November 2006, we sold an aggregate of approximately 70 shares of Series F convertible preferred stock to 18 accredited investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) of that act. We paid no sales commissions for these sales. We received net proceeds of $222,500 and exchanged $126,000 principal amount of our short term promissory notes issued to these investors. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         In July and August 2006, we issued an aggregate of 10,558,185 shares of our common stock to two accredited investors upon conversion of an aggregate of $225,000 Series D 8% unsecured convertible debentures, and accrued interest thereon, held by those debenture holders. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by
Section 4(2) of that act.

         In July and August 2006, we issued an aggregate of 4,166,245 shares of our common stock to one accredited investor upon conversions of an aggregate of $150,000 principal amount of our Series B 5% secured convertible debentures. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In July and September 2006, we issued an aggregate of 80,000 shares of our common stock to two accredited investors upon conversion of an aggregate of 4,000 shares of our Series B convertible preferred stock held by those stockholders. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

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


Date:  November 14, 2006
                                     FITTIPALDI LOGISTICS, INC.

                                     By: /s/ David S. Brooks
                                         -------------------
                                         David S. Brooks
                                         Chief Executive Officer, principal
                                         executive officer and principal
                                         financial and accounting officer