Form 10QSB
period 2006-12-31
Fittipaldi Logistics, Inc.
filed 2007-02-20
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

         902 Clint Moore Road, Suite 204, Boca Raton, Florida 33487-2802
         ---------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 20, 2007, the number of outstanding shares of the issuer's common stock was 132,779,438.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]
------------------------------------------------------------------------------

                                          TABLE OF CONTENTS
                                          -----------------



                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION
------   ---------------------
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet, December 31, 2006                                                       3

         Consolidated Statements of Operations, Three and Six Months Ended
            December 31, 2006 and 2005                                                                       4

         Consolidated Statements of Cash Flows, Six Months Ended
            December 31, 2006 and 2005                                                                       5

         Notes to Consolidated Financial Statements                                                          6

Item 2.  Management's Discussion and Analysis or Plan of Operation                                          23

Item 3.  Controls and Procedures                                                                            31

PART II. OTHER INFORMATION                                                                                  32
-------  -----------------
Item 1.  Legal Proceedings                                                                                  32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                        32

Item 3.  Defaults Upon Senior Securities                                                                    32

Item 4.  Submission of Matters to a Vote of Security Holders                                                32

Item 5.  Other Information                                                                                  32

Item 6.  Exhibits                                                                                           33

           Cautionary Statements Regarding Forward Looking Information

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business model, raise sufficient capital to fund our operating losses and pay our ongoing obligations, economic and market conditions and fluctuations, government and industry regulation, competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2006
                                   (UNAUDITED)
     ASSETS
     Current assets:
        Cash and cash equivalents                                                          $    323,329
        Accounts receivable, net of allowance of $97,287                                      1,517,029
        Prepaid expenses                                                                        220,866
                                                                                           ------------
             Total current assets                                                             2,061,224

     Property and equipment                                                                     620,409
          Less: accumulated depreciation                                                       (306,768)
                                                                                           ------------
             Net property and equipment                                                         313,641

     Software development costs, net of accumulated amortization
          of $180,385                                                                         1,156,451
     Intangible asset, net of accumulated amortization of $34,221                               404,801
     Restricted cash for interest on debentures                                                   2,395
     Other assets                                                                               324,846
                                                                                           ------------
     Total assets                                                                          $  4,263,358
                                                                                           ============
     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
        Notes payable - short term                                                         $     41,280
        Convertible notes payable                                                             3,522,000
        Lines of credit                                                                         708,191
        Accounts payable                                                                        974,501
        Accrued expenses                                                                        638,988
        Accrued salaries                                                                        270,646
                                                                                           ------------
            Total current liabilities                                                         6,155,606

     Long term debt:
        Long term notes payable                                                                  40,660
        Convertible notes payable less discount of $260,768                                     104,217
                                                                                           ------------
            Total liabilities                                                                 6,300,483

     Stockholders' deficit :
     Preferred stock, $.01 par value, 1,000,000 shares authorized:
        Series B convertible preferred stock, $.01 par value, 200,000
           shares authorized; 151,600 shares issued and outstanding                               1,516
        Series C convertible preferred stock, $.01 par value, 20,000
           shares authorized; 832 shares issued and outstanding                                       8
        Series D convertible preferred stock, $.01 par value, 40
           shares authorized; 38 shares issued and outstanding                                        -
        Series E convertible preferred stock, $.01 par value, 1,600
           shares authorized; 0 shares issued and outstanding                                         -
        Series F convertible preferred stock, $.01 par value, 500,000
           shares authorized; 140 shares issued and outstanding                                       1
        Series G convertible preferred stock, $.01 par value, 6
           shares authorized; 2 shares issued and outstanding                                         -
        Series Y convertible preferred stock, $.01 par value, 87,000
           shares authorized; 87,000  shares issued and outstanding                                 870
        Common stock, $.001 par value, 250,000,000 shares
           authorized; 116,781,661 issued and outstanding                                       116,782
        Deferred compensation                                                                  (144,322)
        Additional paid-in capital                                                           25,810,861
        Accumulated deficit                                                                 (27,822,841)
                                                                                           ------------
            Total stockholders' deficit                                                      (2,037,125)
                                                                                           ------------
     Total liabilities and stockholders' deficit                                           $  4,263,358
                                                                                           ============

            See notes to unaudited consolidated financial statements

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the Three Months Ended          For the Six Months Ended
                                                                December 31,                       December 31,
                                                      ---------------------------------  ----------------------------------
                                                           2006              2005               2006              2005
                                                      ---------------   ---------------  ----------------  ----------------
Revenue:
Freight transportation                                $     4,772,053   $     8,001,444  $     11,159,749  $     16,201,042
Implementation services                                             -                 -                 -             5,668
                                                      ---------------   ---------------  ----------------  ----------------

       Total revenue                                        4,772,053         8,001,444        11,159,749        16,206,710

Operating expenses:
   Freight transportation                                   4,529,845         7,112,211        10,292,369        14,432,467
   Selling, general and administrative:
        Salaries, benefits and consulting fees                950,819           999,201         1,695,788         2,000,029
        Other selling, general and administrative             544,263           536,806         1,068,036         1,148,190
                                                      ---------------   ---------------  ----------------  ----------------

       Total operating expenses                             6,024,927         8,648,218        13,056,193        17,580,686
                                                      ---------------   ---------------  ----------------  ----------------

       Loss from operations                                (1,252,874)         (646,774)       (1,896,444)       (1,373,976)
                                                      ---------------   ---------------  ----------------  ----------------

Other income (expense):
   Loss on asset disposal                                     (23,649)                -           (23,649)            1,415
   Forgiveness of debt                                              -                 -           (94,864)                -
   Interest expense, net                                     (323,444)         (361,225)       (1,096,103)         (832,806)
   Other income                                                19,590                 -            19,590             2,906
                                                      ---------------   ---------------  ----------------  ----------------

       Total other expense                                   (327,503)         (361,225)       (1,195,026)         (828,485)
                                                      ---------------   ---------------  ----------------  ----------------

Net loss                                              $    (1,580,377)  $    (1,007,999) $     (3,091,470) $     (2,202,461)
                                                      ===============   ===============  ================  ================

Loss per share-basic and diluted                      $         (0.02)  $         (0.01) $          (0.03) $          (0.03)
                                                      ===============   ===============  ================  ================

Weighted average shares outstanding
      - basic and diluted                                  99,152,180        74,666,383        95,864,208        71,996,823
                                                      ===============   ===============  ================  ================

            See notes to unaudited consolidated financial statements

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                               For the Six Months Ended
                                                                                     December 31,
                                                                          --------------------------------
                                                                                2006             2005
                                                                          ---------------   --------------
Cash flows from operating activities:
   Net loss                                                                 $ (3,091,470)     $(2,202,461)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                              61,024           53,724
        Amortization of software development costs                                27,046           27,046
        Amortization of intangible asset                                          31,115           64,876
        Amortization of deferred compensation                                    264,574          189,149
        Amortization of deferred financing costs                                  69,475          301,429
        Amortization of discount on notes payable                                737,857          181,595
        Loss on asset disposal                                                    23,649                -
        Increase in allowance for doubtful accounts                                    -               62
        Loss on forgiveness of debt                                               94,864                -
        Issuance of stock options and warrants for services                      361,160           54,851
        Issuance of stock for services, interest and litigation settlement        11,699          106,060
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                         1,255,990         (305,294)
            Decrease in prepaid expenses                                          49,941            7,561
            Decrease (increase) in other assets                                  128,382         (178,018)
           (Decrease) increase in accounts payable and accrued expenses       (1,078,036)         547,783
                                                                         ---------------   --------------

               Net cash used in operating activities                          (1,052,730)      (1,151,637)
                                                                         ---------------   --------------
Cash flows from investing activities:
   Purchases of property and equipment                                           (15,399)         (77,303)
   Capitalized costs of software development                                    (149,971)        (186,634)
                                                                         ---------------   --------------

               Net cash used in investing activities                            (165,370)        (263,937)
                                                                         ---------------   --------------
Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $0
       and $0, respectively                                                            -          320,000
   Proceeds from promissory notes                                                176,000          400,000
   Proceeds from notes receivable                                                      -           50,000
   Proceeds from exercise of stock options                                        12,500                -
   Proceeds from line of credit net of costs of $0 and $0, respectively                -          172,168
   Repayments of line of credit                                                 (204,096)               -
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0,  respectively                                                    1,333,500                -
   Proceeds from sale of common stock and warrants net of costs of $0
      and $0, respectively                                                             -          832,500
                                                                         ---------------   --------------

               Net cash provided by financing activities                       1,317,904        1,774,668
                                                                         ---------------   --------------
               Net increase in cash and cash equivalents                          99,804          359,094

Cash and cash equivalents, beginning of period                           $       223,525   $      837,753
                                                                         ---------------   --------------
Cash and cash equivalents, end of period                                 $       323,329   $    1,196,847
                                                                         ===============   ==============

            See notes to unaudited consolidated financial statements
                                        5

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

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It was a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. Effective June 30, 2006, management chose to cease the operations of P2SI as it had not been profitable since being acquired (see Note 8 - "Acquisitions" for further details).

The accompanying unaudited financial statements for the period ended December 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements and should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2007.

The Company has experienced losses and negative cash flows from operations since its inception. As of December 31, 2006, it had an accumulated deficit of $27.8 million, a stockholders' deficit of $2.0 million, and its independent auditors' report on its financial statements for fiscal year 2006 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate certain of its operations.

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

Stock-Based Compensation
------------------------
The Company previously accounted for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net loss and per share amounts as if the fair value method had been applied to employee stock options granted are presented below for the six months ended December 31, 2005 and the actual net loss and per share amounts are presented below for the six months ended December 31, 2006 in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended December 31, 2006: no dividend yield; expected volatility of 174%; risk free interest rate of 4.5%; and the actual term of options granted. Had the compensation cost for the six months ended December 31, 2005 been determined based on the fair value at the grant dates, our net loss and basic and diluted loss per share would have been reduced to the pro forma amount for that period indicated in the table below. For the six months ended December 31, 2006, the net loss and loss per share reflect the actual deduction for option expense as compensation. Compensation recorded for stock options is a non-cash expense item.

                                                                      Six Months Ended         Six Months Ended
                                                                      December 31, 2006        December 31, 2005
                                                                      -----------------        -----------------
Loss available to common shareholders, as reported                       $ (3,091,470)            $ (2,202,461)

Less: Stock-based employee compensation expense
      determined under fair value based method, net of
      related tax effects                                                           -                  (25,908)

Net loss                                                                 $ (3,091,470)            $ (2,228,369)

Loss per share:
  Basic and diluted - as reported                                        $       (.03)            $       (.03)

  Basic and diluted - pro forma                                          $       (.03)            $       (.03)

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

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At December 31, 2006, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the six months ended December 31, 2006 and 2005.

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

At December 31, 2006, the net book value of capitalized software was $1,156,451. Amortization expense was $27,046 for the six months ended December 31, 2006 and 2005.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At December 31, 2006, the Company's cash balances exceeded the insured limits by approximately $140,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at December 31, 2006. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

NOTE 3 - CONCENTRATIONS

During the period ended December 31, 2006, one customer accounted for $3,062,341 or approximately 64% of the Company's revenue and that same customer accounted for $252,614 or approximately 17% of accounts receivable as of December 31, 2006. No other customer accounted for more than 10% of revenue or accounts receivable.

NOTE 4 - NOTE RECEIVABLE

In May 2005, the Company loaned $50,000 to an unrelated third party that issued the Company a short-term promissory note with a term of sixty days and an interest rate of 10%. The note was repaid with interest in October 2005.

NOTE 5 - INTANGIBLE ASSETS

In October 2006, the Company entered into an Amendment to a License Agreement dated March 1, 2005 with EF Marketing, LLC and Emerson Fittipaldi. The Amendment included provisions providing the Company with the exclusive right to use the property licensed from EF Marketing globally rather than solely in the United States and its territories and the right to change its corporate name to include the name Fittipaldi. Also, the term of the License Agreement was changed from 5 years to an ongoing basis. In consideration for these and other amendments, the Company agreed to provide EF Marketing with a percentage of the net operating cash (as defined in the Amendment) generated by the Company's operations, a five-year warrant to purchase 8,000,000 shares of its common stock at an exercise price of $0.025 per share. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $0.049 per share or $393,097 and, accordingly, recorded an intangible asset of $393,097.

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

The Company recorded amortization expense for its intangible assets for the six months ended December 31, 2006 and 2005 of $31,115 and $41,262, respectively. At December 31, 2006, future amortization expense for these intangible assets was as follows:

                                                2007               $   43,629
                                                2008                   87,259
                                                2009                   87,259
                                                2010                   85,102
                                                2011                   78,619
                                                2012                   22,933
                                                                   ----------
                                                                   $  404,801
                                                                   ==========
NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of December 31, 2006, the balance on the Company's revolving line of credit with Branch Banking and Trust Company was $708,191.

As of December 31, 2006, the Company owed $44,624 to a vendor for software maintenance services of which $23,280 was recorded as short term, and $21,344 as long term, notes payable.

As of December 31, 2006, the sole holder of the Company's Series B 5% secured convertible debentures had converted $250,000 of the debentures into 5,725,248 shares of common stock leaving an outstanding balance of $1,750,000. These debentures were not repaid when due in June and September 2006. In January 2007, the Company reached agreement with the debenture holder with respect to these debentures and $350,000 of its 14.25% secured convertible debentures due December 31, 2006 also held by the same party (see Note 10 - "Subsequent Events" for additional information related to these debentures).

During the six months ended December 31, 2006, three debenture holders converted an aggregate of $325,000 principal amount of Series D 8% unsecured convertible debentures, and $8,898 of accrued interest thereon, into 15,737,074 shares of common stock and three debenture holders exchanged an aggregate of $250,000 of these debentures into $250,000 of Series D convertible preferred stock. The outstanding balance of the debentures as of December 31, 2006 was $365,000.

During the six months ended December 31, 2006, two debenture holders converted an aggregate of $105,000 principal amount of Series C 10% unsecured, convertible debentures, and $11,549 of accrued interest thereon, into 5,827,440 shares of common stock and two debenture holders exchanged an aggregate of $40,000 of these debentures into $40,000 of Series D convertible preferred stock. The outstanding balance of the Series C convertible debentures as of December 31, 2006 was $0.

During the six months ended December 31, 2006, the Company did not repay any of its liability to the seller of GFC, Inc. As of December 31, 2006, the outstanding balance of the liability to the seller was $31,500 of which $18,000 is recorded as current notes payable and $13,500 as long term notes payable.

In September 2006, the Company entered into a Separation and Severance Agreement with the Chairman in which he agreed to settle all outstanding claims against the Company, including a $115,000 8% convertible promissory note and accrued interest thereon, and to permit the cancellation of all options previously granted to him, in consideration for $20,000 and a five-year warrant to purchase 11,000,000 shares of common stock for $0.025 per share.

In August 2006, the Company issued a $40,000 short-term 10% promissory note to one accredited investor. In October 2006, the holder exchanged the $40,000 note for 1.6 shares of the Series D convertible preferred stock.

In July 2006, the Company issued $36,000 short-term 10% promissory notes to five accredited investors. In October 2006, one holder exchanged a $10,000 note for
0.4 shares of the Series D convertible preferred stock and the other four holders exchanged $26,000 of these notes for 5.2 shares of Series F convertible preferred stock.

In June 2006, the Company issued a $50,000 short-term promissory note to one accredited investor. The note had an interest rate of 10% and a maturity date of September 25, 2006. In September 2006, the holder exchanged this note for two shares of the Series D convertible preferred stock.

As of December 31, 2006 the outstanding balance of the Company's 14.25% secured convertible debentures was $1,597,000. These debentures were not repaid when due on December 31, 2006. If the Company receives notices of noncompliance and potential default from one or more debenture holders, the Company would have an obligation to rectify or otherwise receive a waiver from the debenture holders within ten business days of such notice. Although the Company had not received any such notices as of December 31, 2006, if notices are provided in the future then, unless rectified or the debenture holders provide waivers, the Company would be in default under its agreements with, and obligations to, such debenture holders. Any default could accelerate the Company's obligations to the debenture holders of the remaining principal amount together with all accrued and unpaid interest thereon and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default and, if not, the debenture holders could foreclose on the Company's tangible and intangible assets securing the debentures which could result in the termination of some or all of the Company's operations (see Note 10 - "Subsequent Events" for additional information related to these debentures).

As of December 31, 2006, $175,000 of an 8% unsecured convertible promissory note, and accrued interest thereon, due on June 30, 2006 had not been paid. The note holder has notified the Company that it is seeking full repayment. We are seeking to negotiate a settlement with the note holder but cannot assure you that we will be able to do so and, may not be in a position to arrange alternative financing to satisfy this note and obligations to other parties that may become accelerated.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------
In December 2006, the Company issued six shares of Series G preferred stock upon conversion of $150,000 10% short-term promissory notes to three debenture holders and issued 4,000,000 shares of common stock upon conversion of four of these shares. As of December 31, 2006, there were 2 shares of Series G convertible preferred stock issued and outstanding.

During the six months ended December 31, 2006, the Company issued approximately 140 shares of Series F convertible preferred stock of which approximately 135 shares were purchased for $673,500 and approximately five shares were issued upon conversion of $26,000 10% short-term promissory notes by four note holders. As of December 31, 2006, there were approximately 140 shares of Series F convertible preferred stock issued and outstanding.

During the six months ended December 31, 2006, the Company issued 40 shares of its Series D convertible preferred stock consisting of:

         -  26.4 shares issued for $660,000; and

         - 13.6 shares issued upon the exchange of $250,000 of Series D 8% unsecured convertible debentures by three debenture holders, the exchange of $40,000 of Series C 10% unsecured convertible debentures by two debenture holders and the exchange of a $50,000 10% unsecured short-term promissory note by one note holder.

In October 2006, one preferred stockholder converted two shares of Series D convertible preferred stock into 2,000,000 shares of common stock. As of December 31, 2006, there were 38 shares of Series D convertible preferred stock issued and outstanding.

During the six months ended December 31, 2006, two preferred stockholders converted 4,000 shares of Series B convertible preferred stock into 80,000 shares of common stock. As of December 31, 2006, there were 151,600 shares of Series B convertible preferred stock issued and outstanding.

Common Stock
------------
During the six months ended December 31, 2006, the Company issued an aggregate of 32,433,911 shares of its common stock consisting of:

         - 4,000,000 shares issued upon conversion of four shares of Series G convertible preferred stock by two preferred stockholders;

         - 2,000,000 shares issued upon conversion of two shares of Series D convertible preferred stock by one preferred stockholder;

         - 80,000 shares issued upon the conversion of 4,000 shares of Series B convertible preferred stock by two preferred stockholders.

         - 15,737,074 shares issued upon conversion of $325,000 Series D 8% unsecured convertible debentures and accrued interest to three debenture holders;

         - 4,166,245 shares issued upon the conversion of $150,000 Series B 5% secured convertible debentures to its sole debenture holder;

         - 5,827,440 shares issued upon conversion of $105,000 of 10% short-term promissory notes and accrued interest to two note holders;

         - 500,000 shares issued in connection with the exercise of stock warrants at $0.025 per share for $12,500; and

         - 123,152 shares issued for consulting services that were valued at their fair market value on the date of grant of $0.095 per share or $11,699 and recorded as stock-based consulting expense.

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

Stock options
-------------
The Company adopted SFAS 123(R), "Accounting for Stock-Based Compensation", effective March 31, 2006. Accordingly, the Company now measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the options. This cost is recognized over the vesting period, if any, specified in the stock option agreement. Prior to adopting SFAS 123(R), the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 in which the cost of employee stock options was measured as the excess, if any, of the estimated fair value of the Company's stock on the grant date over the exercise price of the stock options.

During the six months ended December 31, 2006, the Company granted five-year options to purchase an aggregate of 35,000,000 shares of common stock with an exercise price of $0.025 per share in connection with employment agreements with two of its officers, both of which also are directors, and three employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of these option grants were estimated on the dates they were granted using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.39% to 4.67% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $208,778 for the six months ended December 31, 2006.

In September 2006, the Company entered into a Separation and Severance Agreement with the Company's previous Chief Executive Officer in which he agreed to the cancellation of 5,785,392 options previously granted to him and settled all outstanding claims with the Company, primarily a convertible promissory note and accrued interest thereon of $147,241 and accrued salary of $292,495, in consideration for a future payment of $20,000 and a warrant to purchase 11,000,000 shares of common stock for $0.025 per share that expires in five years. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $0.048 per share or $534,600 and recorded a net loss on forgiveness of debt of $94,864.

In October 2006, the Company granted five-year options to purchase 9,900,000 shares of common stock at an exercise price of $.025 per share to some of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.8% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $146,891 for the six months ended December 31, 2006. Simultaneously with the granting of these options, the Company cancelled options to its employees to purchase an aggregate of 3,146,033 shares of its common stock for prices ranging from $0.15 to $0.52 per share expiring from 2006 through 2008.

In November 2006, the Company granted a five-year stock option to purchase 250,000 shares of its common stock at an exercise price of $.025 per share to one of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.6% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $766 for the six months ended December 31, 2006.

A summary of the stock option activity is as follows:

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise       Number       Exercise Price
                                                                                      Price      of Options       Per Option
                                                                                      -----      ----------       ----------
       Outstanding options at June 30, 2006                                          $0.35       13,600,741     $0.15 - $1.01
       Granted.........................................................              $0.025      45,150,000         $0.025
       Expired.........................................................              $0.43         (265,516)    $0.38 - $0.50
       Cancelled.......................................................              $0.34       (8,931,425)    $0.15 - $0.52
                                                                                                 ----------
       Outstanding options at December 31, 2006                                      $0.06       49,553,800     $0.025 - $1.01
                                                                                                 ==========
       Exercisable options at December 31, 2006                                      $0.06       40,244,425     $0.025 - $1.01
                                                                                                 ==========

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2006:

                                  Options Outstanding                                         Options Exercisable
          -------------------------------------------------------------------------    ---------------------------------
                                                      Weighted
                                                      Average            Weighted                              Weighted
                                                     Remaining           Average                               Average
             Range of             Number             Contractual         Exercise            Number            Exercise
          Exercise Price       Outstanding              Life              Price           Exercisable           Price
          ---------------    ----------------      --------------      -----------     -----------------     -----------
          $        0.025           45,150,000          4.78 Years      $     0.025            35,840,625     $     0.025
              0.15 -0.40            4,103,800          0.72 Years             0.34             4,103,800            0.34
                    1.01              300,000          0.80 Years             1.01               300,000            1.01
                             ----------------                          -----------     -----------------     -----------
                                   49,553,800                          $      0.06            40,244,425     $      0.06
                             ================                          ===========     =================     ===========

Warrants
--------
In September 2006, the Company entered into a Separation and Severance Agreement with the Company's previous Chief Executive Officer in which he settled all outstanding claims with the Company, including a convertible promissory note and accrued interest thereon, and agreed to the cancellation of 5,785,392 options previously granted to him in consideration for $20,000 and a warrant to purchase 11,000,000 shares of common stock for $0.025 per share that expires in five years. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $0.048 per share or $534,600

In October 2006, the Company entered into an Amendment to the License Agreement dated March 1, 2005 with EF Marketing, LLC and Emerson Fittipaldi. The Amendment included provisions providing the Company with the exclusive right to use the property licensed from EF Marketing globally rather than solely in the United States and its territories and the right to change its corporate name to include the name Fittipaldi. Also, the term of the License Agreement was changed from 5 years to an ongoing basis. In consideration for these and other amendments, the Company agreed to provide EF Marketing with a percentage of the net operating cash (as defined in the Amendment) generated by the Company's operations, a five-year warrant to purchase 8,000,000 shares of its common stock at an exercise price of $0.025 per share. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $0.049 per share or $393,097 and, accordingly, recorded an intangible asset of $393,097.

In November 2006, the Company reduced the exercise prices of warrants held by one investor to purchase an aggregate of 718,375 shares of common stock to $.025 per share and changed their expiration dates to November 17, 2006. During the six months ended December 31, 2006, the warrant holder exercised warrants to purchase 500,000 shares for $12,500 and the Company cancelled the remaining warrants to purchase 218,375 shares.

On November 29, 2006, the Company granted a three-year warrant to purchase 100,000 shares of common stock to a consultant at an exercise price of $.025 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.047 or $4,725 and recorded a stock-based consulting expense of $4,725 for the six months ended December 31, 2006.

A summary of the warrant activity is as follows:
                                                                                          Weighted
                                                                                          Average
                                                                                          Exercise    Number of   Exercise Price
                                                                                            Price     Warrants      Per Warrant
                                                                                            -----     --------      -----------
Outstanding warrants at June 30, 2006                                                      $ 0.13     59,912,536   $0.05 - $2.00
Granted..............................................................                      $0.025     19,100,000       $0.025
Exercise.............................................................                      $0.025       (500,000)      $0.025
Cancelled............................................................                          --       (218,375)      $ 0.80
Expired..............................................................                       $0.63     (1,280,850)  $0.05 - $2.00
                                                                                                      ----------
Outstanding warrants at December 31, 2006                                                   $0.10     77,013,311   $0.025 - $0.75
                                                                                                      ==========
Exercisable warrants at December 31, 2006                                                   $0.10     75,602,200   $0.025 - $0.75
                                                                                                      ==========

The following table summarizes information concerning warrants outstanding at December 31, 2006:

                                                                          Weighted               Weighted
                                                                          Average                Average
                                                                         Remaining               Exercise
             Range of Exercise Price       Number of Warrants          Life in Years              Price
             -----------------------       ------------------          -------------              -----
                 $ 0.025 - $0.15               71,884,627                   2.54                 $  0.08
                  $ 0.20 - $0.50                4,828,684                   1.19                 $  0.40
                      $ 0.75                      300,000                   2.17                 $  0.75
                                              -----------
                                               77,013,311
                                              ===========

The following table summarizes information concerning warrants exercisable at December 31, 2006:

                                                                          Weighted
                                                                          Average
                                                                          Exercise
             Range of Exercise Price       Number of Warrants              Price
             -----------------------       ------------------              -----
                  $ 0.025 - 0.15               71,273,516                  $0.08
                  $ 0.20 - $0.50                4,028,684                  $0.38
                      $ 0.75                      300,000                  $0.75
                                               ----------
                                               75,602,200
                                               ==========

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In September 2006, Richard Hersh resigned as Chief Executive Officer of the Company and entered into a separation and severance agreement in which he agreed to the cancellation of all his outstanding options, including options to purchase an aggregate of 6,182,642 shares of the Company's common stock exercisable at prices ranging from $0.25 to $0.38 per share and an option to purchase 10% of the common stock of the Company's subsidiary Commodity Express Transportation, Inc. for $60,000, to forgive a convertible promissory note with a principal balance of $115,000 and accrued interest of $32,241, to forego $313,201 in accrued compensation, and to settle any other claims with, or obligations by, the Company, in consideration for a future payment of $20,000 and a warrant to purchase 11,000,000 shares of common stock for $0.025 per share that expires in five years. In addition, Mr. Hersh entered into a consulting agreement with the Company that has a term of five years and a monthly consulting fee of $10,000. He will advise the Company's management and board of directors on various business matters including identifying and introducing the Company to prospective investors, lenders, strategic partners, acquisition and merger candidates and joint venture partners.

In September 2006, the Company's Board of Directors elected David S. Brooks Chief Executive Officer of the Company. Mr. Brooks entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction.

In September 2006, the Company's Board of Directors elected S. Kevin Yates Chief Operating Officer of the Company. Mr. Yates entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years.

In September 2006, the Company terminated for cause its employment agreement with Michael Darden, its President. Thereafter, Mr. Darden resigned as a Director from the Company and its subsidiaries. In October 2006, Mr. Darden filed a lawsuit in Broward County, Florida naming as defendant Freight Rate, Inc. d/b/a Power2Ship, Inc. and alleging breach of his employment agreement. The complaint states that Mr. Darden was damaged pursuant to the termination of his employment agreement in the amount of $306,428.

In November 2006, the Company filed a counterclaim with the court alleging that Mr. Darden embezzled $0.05 million from the Company, breached his employment agreement, defamed the Company, committed tortuous interference with the

Company's business relations and prospective business opportunities, breached his fiduciary duties and committed civil theft.

In August 2006, David S. Brooks and Kevin Yates, the Company's current Chief Executive Officer and Chief Operating Officer, respectively, entered into a consulting agreement to provide the Company with business advisory services including strategic evaluation, planning and advice, fund-raising support, sales and marketing support, contract negotiation and business development. The term of the agreement was 12 months with an optional six-month extension. Subject to the successful completion of various financing activities the Company is pursuing, the Company agreed to pay each of them a fee of $100,000.

NOTE 10 - SUBSEQUENT EVENTS

In January 2007, the Company:

     - entered into an agreement with the holder of $350,000 of 14.25% secured convertible debentures and $1,750,000 of 5% Series B secured convertible debentures pursuant to which the debenture holder agreed not to exercise its rights of conversion under, or accrue further interest on, the aforementioned debentures until June 30, 2007, subject to the Company repaying the debenture holder the $350,000 outstanding balance of 14.25% secured convertible debentures over a four month period commencing February 1, 2007 and paying the debenture holder a lump sum of $2,000,000 and issuing the debenture holder 13,000,000 shares of its common stock by June 30, 2007 in full settlement of all obligations related to the $1,750,000 remaining balance of 5% Series B secured convertible debentures payments;

     - issued approximately 70 shares of its Series H convertible preferred stock to one accredited investor in consideration for the exchange of $69,898 of the Company's 14.25% secured convertible debentures and accrued interest thereon. The preferred stock is convertible into the Company's common stock at the greater of a) 100% of the average of the three lowest closing bid prices of the Company's common stock, as quoted by Bloomberg, LP, for the ten (10) trading days immediately preceding the date the Company receives a conversion notice from the preferred stockholder or b) $0.025 per share;

     - issued 28.5 shares of its Series F convertible preferred stock to nine accredited investors for $82,500 and the exchange of $60,000 of the Company's 14.25% secured convertible debentures. The preferred stock is convertible into the Company's common stock at $0.025 per share;

     - repaid $50,000 of principal to one holder of its 14.25% secured convertible debentures;

     - entered into agreements with five holders of an aggregate of $230,000 of its 14.25% secured convertible debentures to extend the maturity dates of their debentures to June 30, 2007 primarily in consideration for a reduction in the conversion price of the debentures from $0.2673 to $0.025 per share; and

     - issued 12,557,778 shares of common stock upon the conversion of $250,000 of 14.25% secured convertible debentures and $11,156 of accrued interest by two debenture holders.

In February 2007, the Company issued 3.44 million shares of common stock to one stockholder upon the conversion of $0.086 million Series F convertible preferred stock.

On February 14, 2007, the Company received a letter from the holder of $100,000 of 14.25% secured convertible debentures demanding full repayment of principal and accrued interest within 10 business days. The Company is seeking to raise sufficient capital to satisfy this demand within the prescribed time period. However, the Company currently has no commitments for such financing and, should it be unable to satisfy this demand in time, then the debenture would be in default. In the event of default, the debenture holder could seek to collect from the collateral securing the debenture which includes certain of the Company's tangible and intangible assets. Further, any default could accelerate the Company's obligations to all remaining debenture holders of 14.25% secured convertible debentures together with all accrued interest thereon and perhaps other obligations owed to other parties. The Company currently has no commitments for such financing and cannot assure you that it would be in a position to arrange alternative financing to satisfy these obligations in the event of a default and, if not, could result in the Company reorganizing to seek protection from its creditors or in having to terminate some or all of its operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. The figures and percentages in Item 2 are approximations that have been rounded for presentation purposes.

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

         For the fiscal years ended June 30, 2006 and 2005 and the six months ended December 31, 2006 and 2005, virtually all of our revenue was generated by providing freight transportation services. Revenue from freight transportation services includes the total dollar value of services purchased from us by our customers. We provide freight transportation for our shipper customers using our own transportation equipment (asset based), on transportation equipment of owner-operators which are affiliated with our subsidiary CXT as well as numerous unaffiliated independent carriers located throughout the United States (non-asset based). We are a principal in the transaction to transport the freight. By accepting our customer's order, we accept certain responsibilities for transportation of the load from its origin to its destination. In instances when we arrange for transportation of the load by an unaffiliated independent carrier, the carrier's contract is with our company, not our shipper customer, and we are responsible for prompt payment of carrier charges. We are also generally responsible to our shipper customer for any claims for damage to freight while in transit. The price we charge for these freight transportation services depends largely upon the prices charged by our competitors as well as upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the distance that equipment is from the origin of the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered.

         To a lesser extent, we have historically generated revenues from access services and implementation services. For the fiscal years ended June 30, 2006 and 2005, less than 1% of our total revenue was attributable to revenue from access services and we reported no revenue during these periods from implementation services. For the six months ended December 31, 2006, we reported no revenue from access or implementation services. Access services revenue represents revenue generated from the unlimited use of the information available through our proprietary application for a fixed monthly fee. Implementation services include design, programming and testing of custom developed interfaces that permit our proprietary application to communicate and share data with a customer's existing computer software. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from either access services or implementation services in any future periods.

         During fiscal years ended June 30, 2006 and 2005, revenue generated from one customer represented 53% and 40%, respectively, of our freight transportation revenue. For the six months ended December 31, 2006, this same customer accounted for 62% of our revenue. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to potential shipper customer and companies involved in freight security to the maximum extent permitted by our limited sales and marketing budget.

         Effective June 30, 2006, management decided to cease the operations of Power2Ship Intermodal as it had been unprofitable since its acquisition. Excluding changes in revenue and costs by our other operations, we expect this event to result in freight transportation revenue and expenses for fiscal year 2007 decreasing by $3.2 million, selling, general and administrative expenses being reduced by $0.06 million and our interest expense declining by $0.06 million.

         Most of our revenue during fiscal year 2007 is expected to be generated by the assets of a freight transportation company we acquired in March 2005 which now comprise the operations of our CXT subsidiary. CXT is a freight transportation services provider serving customers located in the southeastern United States. Its freight transportation services are provided by independent truck owner-operators under contract with CXT or by independent drivers that utilize tractors and trailers provided by CXT and other trucking companies arranged by CXT's freight transportation brokerage.

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

         During the remainder of fiscal year 2007, our greatest challenge will be raising sufficient capital to fund our ongoing operations, pay our past due obligations and other obligations as they become due and continue to implement our business model (see "Liquidity and Capital Resources" for additional information).

         While we have deferred certain employees' compensation and reduced or eliminated certain non-essential personnel and administrative costs, if we are unable to secure additional capital as needed we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted, as well as severely limit our ability to diversify our revenue sources. If we are unable to satisfy the secured debt when it becomes due, the holders could foreclose on our assets and we would be forced to cease our operations.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2006 compared to the Six Months Ended December 31, 2005

Revenue

         Total revenue generated during the six months ended December 31, 2006 decreased by $5.04 million or 31% compared with total revenue generated during the six months ended December 31, 2005. The decrease in revenue for the six months ended December 31, 2006 included decreases of:

     - $3.74 million or 98% in freight transportation revenue generated by Power2Ship Intermodal, Inc. and the Company's Florida-based freight brokerage operation which ceased operations in July 2006;

     - $1.3 million or 10.5% in freight transportation revenue generated by Commodity Express Transportation, Inc. due to a decrease in shipments during the last four months of 2006 by our largest customer as a result of normal seasonal fluctuations combined with inventory adjustments by customers of our largest customer.

         Management expects revenue to increase in the remainder of fiscal year 2007 compared with the first half of fiscal year 2007 due to normal seasonal increases in demand. Most of our revenue is expected to be generated from providing freight transportation services using our fleet of tractors and trailers and from our freight brokerage operations. In addition, we expect to generate revenue in fiscal year 2007 by providing logistics consulting and implementation services to large shipper customers such as Averitt Express. Another source of revenue projected for the latter half of fiscal year 2007 is providing logistics consulting and implementation services to countries outside the United States such as Brazil where we are expecting to begin operations in fiscal year 2007. Finally, we are seeking, subject to the availability of sufficient financing, to increase our revenue by acquiring one or more trucking or third party logistics companies. We have entered into one acquisition agreement as of the date of this quarterly report but provide no assurances that such acquisition or any others will be consummated.

Operating Expenses

         Total operating expenses incurred during the six months ended December 31, 2006 decreased by $4.5 million or 26% compared with the six months ended December 31, 2005. The decrease during the six months ended December 31, 2006 primarily was attributed to decreases of:

     - $4.14 million or 29% in freight transportation expenses, consisting of direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies we hired to move loads for our shipper customers, as compared with the three months ended December 31, 2005. This decrease was attributed to decreases of:

         - $1.73 million or 96% by Power2Ship Intermodal, Inc. due to it having ceased operations in July 2006

         - $1.58 million or 100% by the Company's Florida-based freight brokerage operation which was merged into Commodity Express Transportation, Inc. in the fourth quarter of fiscal year 2006 and

         - $0.83 million or 7.5% by Commodity Express Transportation, Inc. associated with its lower revenue. This percentage decrease in freight transportation expense was lower than the percentage decrease in revenue reflecting a decrease in the gross margin on freight transportation services to 9.2% for the six months ended December 31, 2006 versus 10.7% for the six months ended December 31, 2005.

     - $0.384 million or 12% in selling, general and administrative expenses as compared with the six months ended December 31, 2005 primarily was attributed to:

         - a decrease of $0.304 million or 15% in salaries, benefits and consulting fees consisting of:

              - Salaries and benefits which decreased by $0.22 million or 15% to $1.26 million during the six months ended December 31, 2006 from $1.48 million during the six months ended December 31, 2005. This decrease was attributed primarily to the elimination of employees of Power2Ship Intermodal, Inc. and the Company's

                 Florida-based freight brokerage operation which ceased operations in July 2006 as well as to a decrease in the number and salaries of certain non-essential administrative and support personnel; and

              - Consulting fees which decreased by $0.08 million or 16% in the six months ended December 31, 2006 to $0.44 million from $0.52 million during the six months ended December 31, 2005. This decrease was a result of a reduction in the quantity of, and fees charged by, consultants engaged by the Company.

                  Management expects salaries and consulting expenses during the second half of fiscal year 2007 to be comparable to those incurred during the first half.

              - a decrease of $0.08 million or 7% in other selling, general and administrative expenses during the six months ended December 31, 2006 as compared with the six months ended December 31, 2005. The largest contributors to this decrease included a:

                  - decrease of $0.042 million or 73% by Power2Ship Intermodal, Inc. due to it having ceased operations in July 2006 and a

                  - decrease of $0.136 million or 21% by the Company's Florida-based operation primarily attributed to a:

                      - $0.073 million or 92% decrease in Web hosting expenses as a result of our hosting the system in-house;

                      - $0.047 million or 83% decrease in amortization of our intellectual property as the amortization period for these intangible assets ended in July and August 2006;

                      - $0.025 million or 85% decrease in bank service charges resulting primarily from transaction fees incurred to electronically pay our carriers which stopped when we ceased operations; and

                      - $0.021 million or 35% decrease in travel expenses as we reduced the number of sales-related trips to prospective customers, conventions and trade shows;

                      which partially were offset by a $0.052 increase in legal
              fees; and

              - an increase of $0.097 million or 22% by Commodity Express Transportation, Inc. which included:

                      - $0.031 million increase in taxes and licenses due to an increase in the number of owned tractors and trailers;

                      -   $0.025 increase in corporate allocations

                      - $0.02 increase in administrative expenses primarily due to hiring of one additional administrative employee; and a

                      - $0.021 million or 25% increase in South Carolina income tax expense

         Management expects other selling, general and administrative expenses during the second half of fiscal year 2007 to be comparable to those incurred during the first half.

Other Income (Expenses)

         Total other expenses increased by $0.366 million or 44% during the six months ended December 31, 2006 as compared with the six months ended December 31, 2005. This increase primarily resulted from increases in interest expense, net of interest income, of $0.263 million or 32%, loss on forgiveness of debt of $0.095 million expense and loss on asset disposal of $0.025 million partially offset by an increase in other income of $0.017 million.

         The increase in interest expense primarily was associated with the conversion of $0.575 million of Series D convertible debentures in the first half of fiscal year 2007 resulting in the acceleration of interest expense associated with these debentures.

         The increase in loss on forgiveness of debt is attributed to the Separation and Severance Agreement with Richard Hersh, the Company's previous Chief Executive Officer. The value of the five-year warrant to purchase 11,000,000 shares of common stock for $0.025 per share utilizing the Black-Scholes options pricing model of approximately $0.048 per share or $534,600 exceeded the aggregate amount of the convertible promissory note and accrued interest thereon of $147,241 and accrued salary of $292,495 forgiven by Mr. Hersh, resulting in a net loss on forgiveness of debt of $94,864.

         Management expects other expenses during the second half of fiscal 2007 to be substantially lower than during the first half of fiscal 2007 primarily due to a reduction in interest expense associated with the conversion, forgiveness and repayment of debt during fiscal 2007. During fiscal year 2007, an aggregate of $1.4 million of debt was converted, forgiven or repaid. Also, we currently are offering the holders of $1.2 million of our 14.25% secured convertible debentures to exchange their debentures for our convertible preferred stock and are negotiating with the holder of $0.175 million principal amount of our 8% unsecured convertible promissory note to exchange the holder's debenture for our equity securities. However, we cannot provide any assurance that such exchanges will occur or such negotiations will be successful and, if not, if we can raise sufficient capital to satisfy the obligations related to these debentures and promissory note. Further, if outstanding debt is re-structured or replaced with other debt, then interest expense could increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception. As of December 31, 2006, we had an accumulated deficit of $27.8 million, a stockholders' deficit of $2.0 million, and our independent auditors' report on our financial statements for fiscal year 2006 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

         At December 31, 2006, we had a working capital deficit of approximately $4.1 million as compared with a working capital deficit of $4.85 at June 30, 2006. This approximate $0.75 million reduction in our working capital deficit during these six months was attributed to a decrease of $1.21 million decrease in current assets which was more than offset by a decrease in current liabilities of $1.96 million. The decrease in current assets consisted of decreases in accounts receivable of $1.26 million primarily due to our decrease in revenue and in prepaid insurance of $0.05 million partially offset by an increase of $0.1 million in cash. The decrease in current liabilities consisted of decreases in short term notes payable of $0.195 million, the current portion of convertible notes payable of $0.03 million, convertible note payable to related party of $0.115 million, the outstanding balance of our line of credit of $0.204 million, accounts payable and accrued expenses of $1.33 million primarily due to our decrease in revenue and a $0.2 million reduction in accrued interest to the holder of our Series B 5% convertible debentures, and accrued salaries of $0.088 million primarily associated with the forgiveness by our Chairman and former Chief Executive Officer pursuant to his Separation and Severance Agreement.

         During the six months ended December 31, 2006, our cash balance increased by $0.1 million. This increase resulted from $1.32 million provided by financing activities less $1.05 million used in operating activities and $0.17 used in investing activities. This compares with an increase in our cash balance of $0.36 million during the six months ended December 31, 2005 as a result of $1.77 million provided by financing activities less $1.15 million used in operating activities and $0.26 used in investing activities.

         During the six months ended December 31, 2006, the $1.05 million used in operating activities consisted of our net loss of $3.09 million that was offset by non-cash expenses including depreciation, amortization, loss on asset disposal and forgiveness of debt and issuances of stock options and warrants for services and conversions of $1.68 million and a decrease in cash used for operating assets and liabilities of $0.36 million. This compares with the $1.15 million used in operating activities during the six months ended December 31, 2005 which consisted of our net loss of $2.2 million that was offset by non-cash expenses including depreciation, amortization, a change in the allowance for doubtful accounts and issuances of our common stock, options and warrants as payment for services, interest and compensation of $0.98 million and an increase in cash used for operating assets and liabilities of $0.07 million.

         The $0.165 million used in investing activities during the six months ended December 31, 2006 consisted of $0.15 million of software development costs and $0.015 million for purchases of property and equipment. This compares with $0.264 million used in investing activities during the six months ended December 31, 2005 which consisted of $0.187 million of software development costs and $0.077 million for purchases of property and equipment. Software development costs primarily consist of the salaries of our information technology employees who are continually enhancing and making modifications to our internal use software. These costs are expected to remain relatively constant for the remainder of fiscal year 2007.

         During the six months ended December 31, 2006, the $1.32 million generated from financing activities consisted of $1.33 million from the issuance of convertible preferred stock, $0.18 million from the issuance of promissory notes and $0.01 million received from the exercise of warrants less $0.2 million repaid on our line of credit. This compares with $1.77 million provided by financing activities during the six months ended December 31, 2005 which consisted of $0.83 million from the issuance of common stock and warrants, $0.72 million from the issuance of promissory notes, $0.05 million from repayment of a loan to a third party and $0.17 million borrowed from our revolving line of credit.

         We have a $3.0 million revolving line of credit secured by our accounts receivable with BB&T Corporation. This facility had a balance on December 31, 2006 of $0.86 million and is in effect until the end of February 2007.

         As of December 31, 2006, we were past due on the repayment of principal and interest with respect to $1.75 million principal amount of Series B 5% secured convertible debentures held by one investor. In January 2007, we entered into an agreement with this investor to pay $2.0 million and 13.0 million shares of our common stock by June 30, 2007 in full settlement of all obligations related to these debentures. We intend to repay these debentures with the proceeds from the sale of our securities. However, we currently have no commitments for such financing and there can be no assurance that acceptable financing to repay our debentures can be obtained on suitable terms, if at all. In the event that we are unable to obtain such financing, the debenture holder could foreclose on the Company's tangible and intangible assets securing the debentures which could result in the termination of some or all of the Company's operations (see Note 10 - "Subsequent Events" for additional information related to these debentures).

         Also, as of December 31, 2006, we were past due on the repayment of principal and interest with respect to $0.175 million principal amount of 8% unsecured convertible promissory note held by one investor. We are negotiating with the investor to convert or exchange up to the entire amount of the note for our equity securities or to extend its maturity date. However, we currently have no commitment for converting, exchanging or extending the maturity date of this note and there can be no assurance that, in the event the holder does not convert, exchange or extend the maturity date of the note, that acceptable financing to repay this note can be obtained on suitable terms, if at all.

         Further, as of December 31, 2006, $1.6 million of our 14.25% secured convertible debentures, and $0.11 million of interest accrued thereon, were due and payable. Since January 1, 2007, we have repaid $0.05 million of principal and $0.02 million of interest, exchanged $0.065 million of the debentures for Series H convertible preferred stock and extended the maturity dates of an aggregate of $0.23 million of the debentures to June 30, 2007. Also, in January 2007 we entered into an agreement with one debenture holder to repay $0.35 million of the debentures over a four month period commencing February 1, 2007. Further, we are offering the remaining debenture holders the ability to exchange their debentures for our convertible preferred stock or to extend the maturity dates. However, we currently have no commitments for converting, exchanging or extending the maturity dates of the debentures and there can be no assurance that, in the event the holders do not convert, exchange or extend the maturity dates of the debentures, that acceptable financing to repay these debentures can be obtained on suitable terms, if at all.

         On February 14, 2007, the Company received a letter from the holder of $100,000 of 14.25% secured convertible debentures demanding full repayment of principal and accrued interest within 10 business days. The Company is seeking to raise sufficient capital to satisfy this demand within the prescribed time period. However, the Company currently has no commitments for such financing and, should it be unable to satisfy this demand in time, then the debenture would be in default. In the event of default, the debenture holder could seek to collect from the collateral securing the debenture which includes certain of the Company's tangible and intangible assets. Further, any default could accelerate the Company's obligations to all remaining debenture holders of 14.25% secured convertible debentures together with all accrued interest thereon and perhaps other obligations owed to other parties. The Company currently has no commitments for such financing and cannot assure you that it would be in a position to arrange alternative financing to satisfy these obligations in the event of a default and, if not, could result in the Company reorganizing to seek protection from its creditors or in having to terminate some or all of its operations.

         Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. We estimate that our cash on hand at December 31, 2006 and our receipt since then of $142,500 in net proceeds from sales of shares of our Series F convertible preferred stock and additional borrowings from our revolving credit facility, should fund our operating activities for approximately 30 days from the date of filing this report. Thereafter, we will need additional working capital to fund our operations or may be forced to curtail some or all of our operations. However, we currently have no commitments for such working capital and there can be no assurance that such commitments will be obtained on a timely basis on suitable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October, 2006, Michael J. Darden, former President and Director of the Company, filed a lawsuit in the Circuit Court in Broward County, Florida (Case No. 0616408) naming as defendant Freight Rate, Inc. d/b/a Power2Ship, Inc. alleging that the Company breached his employment agreement. The complaint states that Mr. Darden was damaged pursuant to the termination of his employment agreement in the amount of $0.306 million. In November 2006, the Company filed a counterclaim with the court alleging that Mr. Darden embezzled $0.05 million from the Company, breached his employment agreement, defamed the Company, committed tortuous interference with the Company's business relations and prospective business opportunities, breached his fiduciary duties and committed civil theft.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In January and February 2007, we sold an aggregate of 22.5 shares of Series F convertible preferred stock to eight accredited investors in a private placement exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of that act. We paid no sales commissions for these sales and received proceeds of $0.11 million. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         In January 2007, we exchanged approximately 70 shares of Series H convertible preferred stock for $0.07 million of our 14.25% secured convertible debentures and accrued interest thereon to one accredited investor in a private placement exempt from registration under the Securities Act in reliance on
Section 3(a)9 of that act. We paid no sales commissions for this exchange. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

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


Date:  February 20, 2007
                                      FITTIPALDI LOGISTICS, INC.

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