Form 10QSB
period 2007-03-31
Fittipaldi Logistics, Inc.
filed 2007-05-15
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM______ TO _____

                         Commission File Number 0-25753
                                                -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007, the number of outstanding shares of the issuer's common stock was 144,867,721.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]
 ------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION                                                                           3

Item 1.  Financial Statements:                                                                           3

         Consolidated Balance Sheet, March 31, 2007 (Unaudited)                                          3

         Consolidated Statements of Operations, Three and Nine Months Ended
            March 31, 2007 and 2006 (Unaudited)                                                          4

         Consolidated Statements of Cash Flows, Nine Months Ended
            March 31, 2007 and 2006 (Unaudited)                                                          5

         Notes to Consolidated Financial Statements (Unaudited)                                          6

Item 2.  Management's Discussion and Analysis or Plan of Operation                                       20

Item 3.  Controls and Procedures                                                                         29

PART II. OTHER INFORMATION                                                                               30

Item 1.  Legal Proceedings                                                                               30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                     30

Item 3.  Defaults Upon Senior Securities                                                                 30

Item 4.  Submission of Matters to a Vote of Security Holders                                             30

Item 5.  Other Information                                                                               30

Item 6.  Exhibits                                                                                        30

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
ITEM 1. FINANCIAL STATEMENTS

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (UNAUDITED)
      ASSETS
      Current assets:
         Cash and cash equivalents                                               $      161,230
         Accounts receivable, net of allowance of $97,287                             1,924,631
         Other receivables                                                               56,838
         Prepaid expenses                                                               190,538
                                                                                 ---------------
              Total current assets                                                    2,333,237

      Property and equipment                                                            985,727
           Less: accumulated depreciation                                              (337,485)
                                                                                 ---------------
              Net property and equipment                                                648,242

      Software development costs, net of accumulated amortization
           of $193,908                                                                1,223,453
      Intangible asset, net of accumulated amortization of $56,172                      382,850
      Restricted cash for interest on debentures                                          2,395
      Other assets                                                                      189,160
                                                                                 ---------------
      Total assets                                                               $    4,779,337
                                                                                 ===============
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current liabilities:
         Notes payable - short term                                              $      161,602
         Convertible notes payable                                                    3,292,000
         Loans payable                                                                   85,388
         Line of credit                                                                 743,324
         Accounts payable                                                             1,209,181
         Accrued expenses                                                               629,678
         Accrued salaries                                                               526,584
                                                                                 ---------------
             Total current liabilities                                                6,647,757
      Long term debt:
         Long term notes payable                                                        171,640
         Convertible notes payable less discount of $60,768                              39,232
                                                                                 ---------------
             Total liabilities                                                        6,858,629
      Stockholders' deficit :
      Preferred stock, $.01 par value, 1,000,000 shares authorized:
         Series B convertible preferred stock, $.01 par value, 200,000
            shares authorized; 151,600 shares issued and outstanding                      1,516
         Series C convertible preferred stock, $.01 par value, 20,000
            shares authorized; 832 shares issued and outstanding                              8
         Series D convertible preferred stock, $.01 par value, 40
            shares authorized; 38 shares issued and outstanding                               -
         Series E convertible preferred stock, $.01 par value, 1,600
            shares authorized; 0 shares issued and outstanding                                -
         Series F convertible preferred stock, $.01 par value, 500,000
            shares authorized; 146 shares issued and outstanding                              1
         Series G convertible preferred stock, $.01 par value, 6
            shares authorized; 2 shares issued and outstanding                                -
         Series H convertible preferred stock, $.01 par value, 1,600
            shares authorized; 70 shares issued and outstanding                               1
         Series Y convertible preferred stock, $.01 par value, 87,000
            shares authorized; 87,000 shares issued and outstanding                         870
         Common stock, $.001 par value, 250,000,000 shares
            authorized; 141,164,480 issued and outstanding                              141,165
         Deferred compensation                                                          (59,319)
         Additional paid-in capital                                                  26,954,569
         Accumulated deficit                                                        (29,118,103)
                                                                                 ---------------
             Total stockholders' deficit                                             (2,079,292)
                                                                                 ---------------
      Total liabilities and stockholders' deficit                                $    4,779,337
                                                                                 ===============

            See notes to unaudited consolidated financial statements

                       FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                       For the Three Months Ended          For the Nine Months Ended
                                                              March 31,                             March 31,
                                                   ---------------------------------  ---------------------------------
                                                      2007                2006             2007              2006
                                                   -------------       -------------  --------------   ----------------
Revenue:
Freight transportation                             $  5,104,778        $  6,801,040   $  16,264,527    $    23,002,082
Access services                                           6,965                 702           6,965                702
Implementation services                                       -              15,668               -             21,336
                                                   -------------       -------------  --------------   ----------------

       Total revenue                                  5,111,743           6,817,410      16,271,492         23,024,120

Operating expenses:
   Freight transportation                             4,580,746           6,019,275      14,873,115         20,451,742
   Selling, general and administrative:
        Salaries, benefits and consulting fees        1,066,637           1,134,735       2,762,425          3,134,764
        Other selling, general and administrative       433,611             654,875       1,501,647          1,803,065
                                                   -------------       -------------  --------------   ----------------

       Total operating expenses                       6,080,994           7,808,885      19,137,187         25,389,571
                                                   -------------       -------------  --------------   ----------------

       Loss from operations                            (969,251)           (991,475)     (2,865,695)        (2,365,451)
                                                   -------------       -------------  --------------   ----------------

Other income (expense):
   Loss on asset disposal                                     -                   -         (23,649)             1,415
   Forgiveness of debt                                   (2,520)                  -         (97,384)                 -
   Gain on settlement of debt                            48,500                   -          48,500                  -
   Interest expense, net                               (340,582)           (444,113)     (1,436,685)        (1,276,919)
   Other income (expense)                               (31,409)                  -         (11,819)             2,906
                                                   -------------       -------------  --------------   ----------------

       Total other expense                             (326,011)           (444,113)     (1,521,037)        (1,272,598)
                                                   -------------       -------------  --------------   ----------------

Net loss                                           $ (1,295,262)       $ (1,435,588)  $  (4,386,732)   $    (3,638,049)
                                                   =============       =============  ==============   ================

Loss per share-basic and diluted                   $      (0.01)       $      (0.02)  $       (0.05)   $         (0.05)
                                                   =============       =============  ==============   ================

Weighted average shares outstanding
      - basic and diluted                            99,152,180          78,680,488      96,944,197         74,417,045
                                                   =============       =============  ==============   ================












            See notes to unaudited consolidated financial statements

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                            March 31,
                                                                              ------------------------------------
                                                                                    2007                2006
                                                                              -----------------    ---------------
Cash flows from operating activities:
   Net loss                                                                   $     (4,386,732)    $   (3,638,049)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                    87,408             81,319
        Amortization of software development costs                                      40,569             40,569
        Amortization of intangible asset                                                53,066            101,692
        Amortization of deferred compensation                                          349,577            366,162
        Amortization of deferred financing costs                                        69,475            344,241
        Amortization of discount on notes payable                                      937,872            395,495
        Impairment of intangible assets                                                      -             12,500
        Loss on asset disposal                                                          23,649                  -
        Increase in allowance for doubtful accounts                                          -              3,990
        Loss on forgiveness of debt                                                     97,384                  -
        Gain on settlement of debt                                                     (48,500)                 -
        Issuance of stock options and warrants for services                            887,741            144,229
        Issuance of stock for services, interest and litigation settlement              12,949            198,565
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                 846,448         (2,553,850)
            Increase in other receivables                                              (56,838)                 -
            Decrease (increase) in prepaid expenses                                     80,269            (15,446)
            Decrease (increase) in other assets                                        264,068           (132,246)
           (Decrease) increase in accounts payable and accrued expenses               (566,487)           656,124
                                                                              -----------------    ---------------

               Net cash used in operating activities                                (1,308,082)        (3,994,705)
                                                                              -----------------    ---------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (24,084)           (98,775)
   Capitalized costs of software development                                          (230,496)          (281,806)
                                                                              -----------------    ---------------

               Net cash used in investing activities                                  (254,580)          (380,581)
                                                                              -----------------    ---------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $0
       and $0, respectively                                                                  -            320,000
   Proceeds from promissory notes                                                      246,000            500,000
   Proceeds from notes receivable                                                            -             50,000
   Repayments of promissory loans payable                                              (28,462)                 -
   Proceeds from notes payable                                                               -                  -
   Proceeds from exercise of warrants                                                   12,500                  -
   Repayments of promissory notes                                                       (6,708)            (1,500)
   Repayments of line of credit                                                       (168,963)         1,763,335
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0, respectively                                                           1,446,000                  -
   Proceeds from sale of common stock and warrants net of costs of $0
      and $0, respectively                                                                   -          1,260,000
                                                                              -----------------    ---------------

               Net cash provided by financing activities                             1,500,367          3,891,835
                                                                              -----------------    ---------------

               Net decrease in cash and cash equivalents                               (62,295)          (483,451)

Cash and cash equivalents, beginning of period                                $        223,525     $      837,753
                                                                              -----------------    ---------------

Cash and cash equivalents, end of period                                      $        161,230     $      354,302
                                                                              =================    ===============

            See notes to unaudited consolidated financial statements

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
------------
Fittipaldi Logistics, Inc. (the "Company"), formerly Power2Ship, Inc., was incorporated in Nevada on October 28, 1987. On March 11, 2003, the Company merged with Freight Rate, Inc. which became a wholly owned subsidiary. The Company is a technology company that specializes in providing pertinent, real-time information to the worldwide transportation and security industries. Its telematics solutions collect vehicle and container-based data and integrate it with information gathered from various disparate legacy systems across the supply chain. The data is then synthesized and reformatted into valuable, actionable information, and delivered to appropriate end-users across the logistics value chain through secure web-based applications. Specific offerings include: vehicle tracking, inventory/asset visibility, secure trucking, matching available freight with available trucks, and many others. On March 26, 2007, the Company formed Emmo Logic, Inc., a Delaware corporation, as a wholly-owned subsidiary for the purpose of becoming the holding company of all the intellectual property and operations related to the Company's proprietary technology.

On February 25, 2005, the Company formed a wholly owned subsidiary, Fittipaldi Carriers, Inc., formerly P2S Holdings, Inc., a Florida corporation. Then, on March 21, 2005, a wholly owned subsidiary of Fittipaldi Carriers, Inc., Commodity Express Transportation, Inc. ("CXT"), a Delaware corporation formed on March 21, 2002, acquired certain assets and liabilities representing the business of Commodity Express Transportation, Inc., a South Carolina corporation (see Note 4 "Intangible Assets" for further details). CXT is licensed by the United States Department of Transportation as a motor carrier and a broker, arranging for transportation of freight (except household goods) by motor carriers. The company is engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT presently serves the southeastern United States from its South Carolina base with a fleet of approximately 88 tractors comprised of 45 owned units and 43 owner-operator units with which it has independent contractor lease agreements and approximately 285 trailers. In addition, CXT rents a 137,000 square foot warehouse facility in South Carolina to service its largest customer and provides freight transportation brokerage services through a wholly owned subsidiary of CXT, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. It was a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. The operations of P2SI ceased effective June 30, 2006 (see Note 4 "Intangible Assets" for further details).

The accompanying unaudited financial statements for the period ended March 31, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements and should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending on June 30, 2007.

The Company has experienced losses and negative cash flows from operations since its inception. As of March 31, 2007, it had an accumulated deficit of $29,118,103, a stockholders' deficit of $2,079,292, and its independent auditors' report on its financial statements for fiscal year 2006 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations.

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

Stock-Based Compensation
------------------------
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended March 31, 2007, the Company granted 45,150,000 stock options.

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

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At March 31, 2007, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the nine months ended March 31, 2007 and 2006.

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

At March 31, 2007, the net book value of capitalized software was $1,223,453. Amortization expense was $87,408 and $81,319 for the nine months ended March 31, 2007 and 2006, respectively.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At March 31, 2007, the Company's cash balances did not exceed the insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at March 31, 2007. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

NOTE 3 - CONCENTRATIONS

During the quarter ended March 31, 2007, one customer accounted for $3,212,355 or approximately 63% of the Company's revenue and that same customer accounted for $426,448 or approximately 22% of accounts receivable as of March 31, 2007. During this period, no other customer accounted for more than 10% of revenue or accounts receivable.

NOTE 4 - INTANGIBLE ASSETS

In October 2006, the Company entered into an Amendment to a License Agreement dated March 1, 2005 with EF Marketing, LLC and Emerson Fittipaldi. The Amendment included provisions providing the Company with the exclusive right to use the property licensed from EF Marketing globally rather than solely in the United States and its territories and the right to change its corporate name to include the name Fittipaldi. Also, the term of the License Agreement was extended indefinitely. In consideration for these and other amendments, the Company agreed to provide EF Marketing with a percentage of the net operating cash (as defined in the Amendment) generated by the Company's operations, a five-year warrant to purchase 8,000,000 shares of its common stock at an exercise price of $0.025 per share. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $0.049 per share or $393,097 and, accordingly, recorded an intangible asset of $393,097 that is being amortized over its useful life assumed to be 5 years.

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

Also, in March 2005, the Company allocated $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer lists of these businesses. These intangible assets were being amortized over their estimated useful lives of 5 years. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $38,700 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. Based on this settlement, the Company determined that the net realizable value of the intangible assets purchased from GFC should be reduced to $220,933 and recorded an impairment to intangible assets of $113,667. Power2Ship Intermodal ceased operations effective June 30, 2006 and the Company recorded an impairment of $185,578 to reduce the intangible assets to $0.

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

The Company recorded amortization expense for its intangible assets for the nine months ended March 31, 2007 and 2006 of $53,066 and $101,692, respectively. At March 31, 2007, future amortization expense for these intangible assets is as follows:

                                                2007          $ 21,951
                                                2008            87,804
                                                2009            87,804
                                                2010            83,740
                                                2011           101,551
                                                              --------
                                                              $382,850
                                                              ========

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of March 31, 2007, the balance on the Company's revolving line of credit with Branch Banking and Trust Company was $743,324.

During the nine months ended March 31, 2007, seven debenture holders converted $230,000 of the Company's 14.25% secured convertible debentures into common and preferred stock leaving an outstanding balance as of March 31, 2007 of $1,367,000. In addition, the Company has entered into agreements with three holders of an aggregate of $120,000 to extend the maturity dates of these debentures to June 30, 2007 in consideration for a reduction in the conversion price of the debentures from $0.2673 to $0.025 per share. The remaining debentures totaling $1,247,000 were due on December 31, 2006. If the Company receives notice of noncompliance and potential default from any of its debenture holders, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

During the nine months ended March 31, 2007, the sole holder of the Company's Series B 5% secured convertible debentures converted $150,000 of the debentures into 4,166,245 shares of common stock leaving an outstanding balance of $1,750,000. These debentures were not repaid when due in June and September 2006. In January 2007, the Company entered into an agreement pursuant to which the debenture holder agreed not to exercise its rights of conversion under, or accrue further interest on, the debentures until June 30, 2007, subject to the Company paying the outstanding balance of $350,000 of its 14.25% secured convertible debentures held by the debenture holder over a four month period commencing February 1, 2007 and, thereafter, paying the debenture holder a lump sum of $2,000,000 and issuing the debenture holder 13,000,000 shares of its common stock by June 30, 2007. The Company made the required payments in February and March 2007 totaling $120,000 but, as of March 31, 2007, did not have the funds to make the remaining payments specified in the agreement with the debenture holder (see Note 8 - Subsequent Events for more current information related to these payments). If the Company is able, however, to raise the necessary capital, these payments and the stock issuance to the debenture holder would result in full settlement of all obligations to this debenture holder.

During the nine months ended March 31, 2007, five debenture holders converted an aggregate of $590,000 principal amount of Series D 8% unsecured convertible debentures, and $24,228 of accrued interest thereon, into 29,753,574 shares of common stock and three debenture holders exchanged an aggregate of $250,000 of these debentures into $250,000 of Series D convertible preferred stock. The outstanding balance of the Series D debentures as of March 31, 2007 was $100,000.

During the nine months ended March 31, 2007, two debenture holders converted an aggregate of $105,000 principal amount of Series C 10% unsecured, convertible debentures, and $11,549 of accrued interest thereon, into 5,827,440 shares of common stock and two debenture holders exchanged an aggregate of $40,000 of these debentures into $40,000 of Series D convertible preferred stock. The outstanding balance of the Series C convertible debentures as of March 31, 2007 was $0.

During the nine months ended March 31, 2007, the Company did not repay any of its liability to the seller of GFC, Inc. As of March 31, 2007, the outstanding balance of the liability to the seller was $31,500 all of which was recorded as current notes payable.

In March 2007, the Company issued $70,000 of 12% short-term promissory notes to two individuals who were significant shareholders of the Company and one who was the beneficial owner of more than 10% of the Company's voting securities.

During January and March 2007, CET issued two secured promissory notes totaling $238,450 related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid with 42 equal monthly payments. As of March 31, 2007, the outstanding balance of these notes was $231,742 of which $60,102 was recorded as short-term notes payable and $171,640 was recorded as long term notes payable.

During March 2007, CET purchased 275 trailer tracking devices for $113,850 payable in four installments of $28,462.50 at the end of March, June, September and December 2007 leaving an outstanding balance of $85,388 as of March 31, 2007.

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

As of March 31, 2007, a $175,000 8% unsecured convertible promissory note, and accrued interest thereon, due on June 30, 2006 was in default. The note holder has notified the Company that it is seeking to accelerate full repayment. Such default may result in acceleration of other Company obligations to other parties. We are seeking to negotiate a settlement with the note holder but cannot assure you that we will be able to do so and, may not be in a position to arrange alternative financing to satisfy this note and obligations to other parties that may become accelerated.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

During the nine months ended March 31, 2007, the Company issued:

         - 178.4 shares of its Series F convertible preferred stock of which approximately 157.2 shares were purchased for $786,000 from 52 investors, 16 shares were issued upon conversion of $80,000 of 14.25% secured convertible debentures by three debenture holders and 5.2 shares were issued upon conversion of $26,000 of 10% promissory notes; four stockholders converted 33.2 shares into 6,640,000 shares of common stock leaving an outstanding balance of 145.2 shares as of March 31, 2007;

         - 70 shares of its Series H convertible preferred stock upon conversion of $65,000 and accrued interest of $4,898, of its 14.25% convertible debentures to one debenture holder;

         - six shares of its Series G convertible preferred stock upon conversion of $150,000 of its 10% short-term promissory notes to three debenture holders; two stockholders converted 4 shares into 4,000,000 shares of common stock leaving an outstanding balance of 2 shares as of March 31, 2007; and

         -     40 shares of its Series D convertible preferred stock of which
               26.4 shares were purchased for $660,000 from 21 investors, 10 shares were issued in exchange for $250,000 of Series D 8% unsecured convertible debentures by three debenture holders, 1.6 shares were issued in exchange for $40,000 of Series C 10% unsecured convertible debentures by two debenture holders and 2 shares were issued in exchange for $50,000 in 10% short-term promissory notes by one preferred stockholder; one stockholder converted 2 shares into 2,000,000 shares of common stock leaving an outstanding balance of 38 shares as of March 31, 2007.

Common Stock
------------

During the nine months ended March 31, 2007, the Company issued an aggregate of 56,816,731 shares of its common stock consisting of:

         - 29,753,574 shares issued upon conversion of $590,000 of its Series D 8% unsecured convertible debentures and accrued interest by five debenture holders;

         - 4,166,245 shares issued upon conversion of $150,000 of its Series B 5% secured convertible debentures by one debenture holder;

         - 5,827,440 shares issued upon conversion of $105,000 of its 10% promissory notes and accrued interest to two note holders;

         - 3,501,320 shares issued upon conversion of $85,000 of its 14.25% secured convertible debentures and accrued interest to three debenture holders;

         - 6,640,000 shares issued upon conversion of 33.2 shares of its Series F convertible preferred stock by four preferred stockholders;

         - 4,000,000 shares issued upon conversion of four shares of its Series G convertible preferred stock by two preferred stockholders;

         - 2,000,000 shares issued upon conversion of two shares of its Series D convertible preferred stock by one preferred stockholder;

         - 80,000 shares issued upon conversion of 4,000 shares of its Series B convertible preferred stock by two preferred stockholders;

         - 25,000 shares issued for consulting services rendered valued at the fair market value on the date of grant at $0.05 per share or $1,250. In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $1,250 for the nine months ended March 31, 2007;

         - 200,000 shares issued for accrued services rendered valued at the fair market value on the date of grant at $0.05 per share or $10,000. In connection with the issuance of these shares, the Company recorded an offset of $7,480 against accrued expenses and a loss on forgiveness of debt of $2,520 for the nine months ended March 31, 2007;

         - 123,152 shares issued for consulting services rendered valued at the fair market value on the date of grant at $0.095 per share or $11,699. In connection with the issuance of these shares, the

               Company recorded stock-based consulting expense of $11,699 for the nine months ended March 31, 2007; and

         - 500,000 shares issued upon exercise of stock warrants at $0.025 per share for $12,500.

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

Stock options
-------------

The Company adopted SFAS 123(R), "Accounting for Stock-Based Compensation", effective January 1, 2006. Accordingly, the Company now measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the options. This cost is recognized over the vesting period, if any, specified in the stock option agreement. Prior to adopting SFAS 123(R), the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 in which the cost of employee stock options was measured as the excess, if any, of the estimated fair value of the Company's stock on the grant date over the exercise price of the stock options.

During the nine months ended March 31, 2007, the Company granted stock options to purchase an aggregate of 45,150,000 shares of common stock which consisted options to purchase:

         - 23,000,000 shares of common stock with an exercise price of $0.025 per share in connection with employment agreements with two of its officers and an employee. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.5% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $315,900 for the nine months ended March 31, 2007.

         - 12,000,000 shares of common stock for $0.025 per share in connection with employment agreements with two of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.39% to 4.67% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $110,102 for the nine months ended March 31, 2007.

         - 9,900,000 shares of common stock at an exercise price of $.025 per share to some of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.8% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $350,536 for the nine months ended March 31, 2007.

         - 250,000 shares of its common stock at an exercise price of $.025 per share to one of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.6% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $766 for the nine months ended March 31, 2007.

During the nine months ended March 31, 2007, the Company cancelled stock options to purchase an aggregate of 9,461,091 shares of common stock which consisted of:

         - 5,785,392 shares for prices ranging from $0.25 to $0.38 per share expiring in 2008 granted to the Company's previous Chief Executive Officer upon entering into a Separation and Severance Agreement;

         - 3,146,033 shares for prices ranging from $0.15 to $0.52 per share expiring from 2006 through 2008 granted to certain employees; and

         - 529,666 shares for $0.38 per expiring in 2008 granted to one consultant.

A summary of the stock option activity during the nine months ended March 31, 2007 is as follows:

                                                                     Weighted
                                                                     Average
                                                                     Exercise      Number      Exercise Price
                                                                       Price     of Options      Per Option
                                                                       -----     ----------      ----------
       Outstanding options at June 30, 2006                           $0.35       13,600,741    $0.15 - $1.01
       Granted                                                        $0.025      45,150,000        $0.025
       Expired                                                        $0.39       (1,083,516)   $0.40 - $0.50
       Cancelled                                                      $0.34       (9,461,091)   $0.15 - $0.52
                                                                                  ----------
       Outstanding options at March 31, 2007                          $0.05       48,206,134    $0.025 - $1.01
                                                                                  ==========

       Exercisable options at March 31, 2007                          $0.05       40,165,509    $0.025 - $1.01
                                                                                  ==========

The following table summarizes information concerning stock options outstanding and exercisable at March 31, 2007:

                                  Options Outstanding                                   Options Exercisable
      ------------------------------------------------------------------------- ------------------------------------
                                              Weighted Average     Weighted                            Weighted
        Range of Exercise        Number           Remaining        Average          Number              Average
             Price            Outstanding     Contractual Life  Exercise Price   Exercisable         Exercise Price
       ------------------   ----------------  ----------------  --------------  ------------------ -----------------
       $            0.025        45,150,000        4.53 Years   $        0.025         37,109,375  $          0.025
               0.15 -0.38         2,756,134        0.65 Years             0.32          2,756,134              0.32
                     1.01           300,000        0.55 Years             1.01            300,000              1.01
                            ----------------                    --------------  ------------------ -----------------
                                 48,206,134                     $         0.05         40,165,509  $           0.05
                            ================                    ==============  ================== =================

Warrants
--------

During the nine months ended March 31, 2007, the Company granted warrants to purchase an aggregate of 21,325,000 shares of common stock consisting of:

         - 11,000,000 shares at an exercise price of $0.025 per share that expire in September 2011 granted to the Company's previous Chief Executive Officer upon entering into a Separation and Severance Agreement with him in September 2006. The warrant was valued utilizing the Black-Scholes options pricing model at approximately $0.048 per share or $534,600.

         - 8,000,000 shares at an exercise price of $0.025 per share that expire in October 2011 granted to EF Marketing, LLC in October 2006 upon entering into an Amendment to the License Agreement dated March 1, 2005 with EF Marketing, LLC and Emerson Fittipaldi. The warrant was valued utilizing the Black-Scholes options pricing model at approximately $0.049 per share or $393,097 and, accordingly, recorded an intangible asset of $393,097.

         - 100,000 shares at an exercise price of $.025 per share that expires in November 2009 to one consultant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.047 or $4,725 and recorded a stock-based consulting expense of $4,725 for the nine months ended March 31, 2007.

         - 1,525,000 shares at an exercise price of $.025 per share that expires in February 2010 to two consultants. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.048 or $72,916 and recorded a stock-based consulting expense of $72,916 for the nine months ended March 31, 2007.

         - 700,000 shares at an exercise price of $.05 per share that expires in February 2010 to two consultants. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.047 or $32,796 and recorded a stock-based consulting expense of $32,796 for the nine months ended March 31, 2007.

During the nine months ended March 31, 2007, one investor exercised warrants to purchase 500,000 shares for $12,500.

During the nine months ended March 31, 2007, the Company cancelled warrants to purchase an aggregate of 718,350 shares of common stock consisting of:

         - 218,375 shares at an exercise price of $0.025 per share expiring in 2006 to one investor and

         - 500,000 shares at an exercise price of $0.25 per share expiring in 2008 to one consulting company.

A summary of the warrant activity is as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise    Number of    Exercise Price
                                                                        Price       Warrants      Per Warrant
                                                                        -----       --------      -----------
Outstanding warrants at June 30, 2006                                    $0.13      59,912,536    $0.05 - $2.00
Granted                                                                  $0.026     21,325,000       $0.025
Exercise                                                                 $0.025       (500,000)      $0.025
Cancelled                                                                $0.42        (718,375)   $0.25  - $0.80
Expired                                                                  $0.48      (2,607,850)    $0.05 - $2.00
                                                                                    ----------
Outstanding warrants at March 31, 2007                                   $0.12      77,411,311    $0.025 - $0.75
                                                                                    ==========
Exercisable warrants at March 31, 2007                                   $0.09      76,450,201    $0.025 - $0.75
                                                                                    ==========

The following table summarizes information concerning warrants outstanding at March 31, 2007:

                                                                                        Weighted          Weighted
                                                                                        Average           Average
                                                                                       Remaining          Exercise
                    Range of Exercise Price             Number of Warrants           Life in Years         Price
                    -----------------------             ------------------           -------------         -----
                        $ 0.025 - $0.15                     74,109,627                    2.31           $  0.08
                        $ 0.20 - $0.50                       3,001,684                    1.35           $  0.40
                            $ 0.75                             300,000                    1.92           $  0.75
                                                           -----------
                                                            77,411,311
                                                           ===========

The following table summarizes information concerning warrants exercisable at March 31, 2007:

                                                                                        Weighted
                                                                                        Average
                                                                                        Exercise
                    Range of Exercise Price             Number of Warrants               Price
                    -----------------------             ------------------               -----
                        $ 0.025 - 0.15                      73,748,517                   $0.08
                        $ 0.20 - $0.50                       2,401,684                   $0.37
                            $ 0.75                             300,000                   $0.75
                                                           -----------
                                                            76,450,201
                                                           ===========

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In August 2006, prior to joining the Company as executive officers and employees, David S. Brooks and Kevin Yates, the Company's current Chief Executive Officer and Chief Operating Officer, respectively, entered into a consulting agreement to provide the Company with business advisory services including strategic evaluation, planning and advice, fund-raising support, sales and marketing support, contract negotiation and business development. The term of the agreement was 12 months with an optional six-month extension. Subject to the successful completion of various financing activities the Company is pursuing, the Company agreed to pay each of them a fee of $100,000.

NOTE 8 - SUBSEQUENT EVENTS

Since April 1, 2007, the Company has:

         - sold approximately 8.5 shares of its Series F preferred stock to three investors for an aggregate of $20,000 and the exchange of $22,460 of its 14.25% secured convertible debentures, including accrued interest thereon;

         - received $60,000 from two lenders and issued the lenders 10% unsecured short term notes;

         - received $1,250,000 from one institutional lender upon issuance of a $1,250,000 16% secured promissory note due January 8, 2008, of which $1,000,000 was placed in an escrow account that only will be released upon the Company having sufficient funds to repay all obligations to the holder of the Company's Series B 5% secured convertible debentures;

         - repaid $120,000 to the holder of 14.25% secured convertible debentures;

         - issued 3,703,241 shares of common stock to three lenders upon the conversion of $92,581 of 14.25% secured convertible debentures, including accrued interest thereon; and

         - granted a three-year warrant to purchase 5,000,000 shares of common stock for $0.025 per share to one law firm in settlement of certain past legal expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of financial condition and results of our operations should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements included elsewhere in this report.

Forward-looking Information

         This quarterly report on Form 10-QSB, including the discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contain certain "forward-looking statements." These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include our ability to raise sufficient working capital to continue as a going concern, changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to obtain sufficient carrier capacity at competitive rates to transport freight, our ability to retain shippers willing to have us move their freight, the risks associated with litigation and insurance coverage, the impacts of war on the economy, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

         - Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

OVERVIEW

         In March 2005 we acquired certain assets and liabilities of Commodity Express Transportation, Inc., a South Carolina company (CXT), and GFC, Inc., a South Carolina company. The consolidated financial statements and accompanying notes thereto included elsewhere in this report reflect the assets, liabilities and results of operations of these two acquisitions from their respective dates of acquisition. These two transactions substantially increased both our revenues and operating expenses during fiscal years 2006 and 2005. Effective June 30, 2006, management decided to cease the operations of Power2Ship Intermodal as it had been unprofitable since its acquisition. Excluding changes in revenue and costs by our other operations, we expect this event to result in freight transportation revenue and expenses for fiscal year 2007 decreasing by approximately $3,200,000, selling, general and administrative expenses being reduced by approximately $60,000 and our interest expense declining by approximately $60,000.

         For the fiscal year ended June 30, 2006 and the nine months ended March 31, 2007, virtually all of our revenue was generated by providing freight transportation services. Revenue from freight transportation services includes the total dollar value of services purchased from us by our customers. We provide freight transportation for our shipper customers using our own transportation equipment (asset based), on transportation equipment of owner-operators which are affiliated with our subsidiary CXT as well as numerous unaffiliated independent carriers located throughout the United States (non-asset based). We are a principal in the transaction to transport the freight. By accepting our customer's order, we accept certain responsibilities for transportation of the load from its origin to its destination. In instances when we arrange for transportation of the load by an unaffiliated independent carrier, the carrier's contract is with our company, not our shipper customer, and we are responsible for prompt payment of carrier charges. We also generally are responsible to our shipper customers for any claims for damage to freight while in transit. The price we charge for these freight transportation services depends largely upon the prices charged by our competitors as well as upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the distance that equipment is from the origin of the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered.

         To a lesser extent, we have historically generated revenues from access services and implementation services. For the fiscal year ended June 30, 2006, less than 1% of our total revenue was attributable to revenue from access services and implementation services. For the nine months ended March 31, 2007, we reported $6,965 in revenue from access services and no revenue from implementation services. Access services revenue represents revenue generated from the unlimited use of the information available through our proprietary application for a fixed monthly fee. Implementation services include design, programming and testing of custom developed interfaces that permit our proprietary application to communicate and share data with a customer's existing computer software. While we market these services to our existing and potential customer base, we cannot predict if we will report significant revenue from either access services or implementation services in any future periods.

         During fiscal year ended June 30, 2006, revenue generated from one customer represented 53% of our freight transportation revenue and for the nine months ended March 31, 2007, this same customer accounted for 63% of our revenue. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to potential shipper customer and companies involved in freight security to the maximum extent permitted by our limited sales and marketing budget.

         Most of our revenue during the remainder of fiscal year 2007 is expected to be generated by the assets of CXT, our freight transportation services provider serving customers located in the southeastern United States. Its freight transportation services are provided by independent truck owner-operators under contract with CXT or by independent drivers that utilize tractors and trailers provided by CXT and other trucking companies arranged by CXT's freight transportation brokerage.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2007 compared to the Nine Months Ended March 31,
2006

Revenue

         Total revenue generated during the nine months ended March 31, 2007 decreased by $6,752,628 or approximately 29.3% compared with total revenue generated during the nine months ended March 31, 2006. Nearly all of this decrease was the result of declines of:

         - $5,130,513 or approximately 97.9% in freight transportation revenue generated by Power2Ship Intermodal, Inc. and the Company's Florida-based freight brokerage operation due to their ceasing operations in June and July 2006, respectively, and

         - $1,607,042 or approximately 9% in freight transportation revenue generated by Commodity Express Transportation, Inc. due to a decrease in shipments during the first and second quarters of fiscal year 2007 by our largest customer as a result of normal seasonal fluctuations combined with inventory adjustments by customers of our largest customer.

         Management expects revenue to increase in the last quarter of fiscal year 2007 compared with the first three quarters of fiscal year 2007 due to normal seasonal increases in demand. Most of our revenue is expected to be generated from providing freight transportation services using our fleet of tractors and trailers and from our freight brokerage operations. In addition, we expect to generate revenue in fiscal year 2007 by providing logistics consulting and implementation services to large shipper customers such as Averitt Express. Finally, we are seeking, subject to the availability of sufficient financing, to increase our revenue by acquiring one or more trucking or third party logistics companies.

Operating Expenses

         Total operating expenses incurred during the nine months ended March 31, 2007 decreased by $6,252,384 or approximately 24.6% compared with the nine months ended March 31, 2006. Approximately 89.2% of this decrease was due to a $5,578,627 or approximately 27.3% decline in freight transportation expenses, which are direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies hired to move loads for shipper customers. The decrease in freight transportation expenses consisted of declines of:

         - $2,425,805 or approximately 97% by Power2Ship Intermodal, Inc. due to it having ceased operations in July 2006

         - $2,132,191 or 100% by the Company's Florida-based freight brokerage operation which ceased in the fourth quarter of fiscal year 2006 and

         - $1,020,631 or approximately 6.5% by CXT associated with its lower revenue. This percentage decrease in freight transportation expense was lower than the 9% decrease in revenue reflecting a decrease in gross margin for freight transportation services to 8.5% for the nine months ended March 31, 2007 versus 11.0% for the nine months ended March 31, 2006. This margin decrease was due to the higher than normal gross margins generated during and after the 2005 hurricane season as a result of the increased demand for truck transportation. Management expects CXT's gross margin in the fourth quarter of fiscal year 2007 to be slightly lower than the 10.3 % gross margin CXT achieved during the third quarter of fiscal year 2007 due to the typical seasonal decrease in demand.

         The remaining 10.8% of the decrease in total operating expenses was due to the decline in selling, general and administrative expenses of $673,757 or approximately 13.6%. This decrease resulted from declines of $372,339 or approximately 11.9% in salaries, benefits and consulting fees and $301,418 or approximately 16.7% in other selling, general and administrative expenses.

         The $372,339 decline in salaries, benefits and consulting fees consisted of decreases of:

         - $222,863 or approximately 9.9% in salaries and benefits which were $2,034,861 during the nine months ended March 31, 2007 compared with $2,257,724 during the nine months ended March 31, 2006. This decrease was attributed primarily to the elimination of employees of Power2Ship Intermodal, Inc. and the Company's Florida-based freight brokerage operation which ceased operations in July 2006 as well as to a decrease in the number and salaries of certain non-essential administrative and support personnel;

         - $149,476 or approximately 17% in consulting fees which were $727,564 in the nine months ended March 31, 2007 compared with $877,040 during the nine months ended March 31, 2006. This decrease was a result of a reduction in the quantity of, and fees charged by, consultants engaged by the Company.

         Management expects salaries and consulting expenses during the last fiscal quarter of 2007 to be comparable to those incurred on average during the first three fiscal quarters of 2007.

         The $301,418 decline in other selling, general and administrative expenses was due to:

         - the Company's Florida-based operation decreasing its expenses by $342,785 or approximately 33% with the primary contributors to this decline being a:

         - $83,614 or approximately a 91.8% decrease in Web hosting expenses as a result of our hosting the system in-house;

         - $75,344 or approximately an 88.9% decrease in amortization of intellectual property as the amortization period for these intangible assets ended in the first quarter of fiscal year 2007;

         - $54,224 or approximately a 33.5% decrease in legal fees primarily due to not having the expense of preparing a registration statement during fiscal year 2007;

         - $51,408 or approximately a 91.9% decrease in bank service charges resulting primarily from transaction fees incurred to electronically pay our carriers which stopped when we ceased our brokerage operations in the fourth quarter of fiscal year 2006;

         - $35,815 or approximately a 26.6% decrease in rent as a result of moving to a smaller facility during the second quarter of the current fiscal year; and a

         - $23,799 or approximately a 31% decrease in travel expenses as we reduced the number of sales-related trips to prospective customers, conventions and trade shows.

         These decreases partially were offset by a $36,034 increase in amortization expense from the warrant granted pursuant to the amendment to the license agreement entered into with EF Marketing, LLC during the second quarter of fiscal year 2007.

         - Power2Ship Intermodal, Inc. decreasing its other selling, general and administrative expenses by $55,013 or approximately 72% due to it having ceased operations in July 2006; and

         - Commodity Express Transportation, Inc. increasing its other selling, general and administrative expenses by $96,380 or approximately 13.8%. The largest contributors to this increase were $41,218 in taxes and licenses due to an increase in the number of owned tractors and trailers, $30,442 in South Carolina income tax expense and $18,396 in administrative expenses primarily due to hiring of one additional administrative employee.

         Management expects other selling, general and administrative expenses during the last fiscal quarter of 2007 to be comparable to the quarterly averages incurred during the first three quarters of fiscal year 2007.

Other Income (Expenses)

         Total other expenses increased by $248,439 or approximately 20% during the nine months ended March 31, 2007 as compared with the nine months ended March 31, 2006. Most of this increase consisted of increases in interest expense, net of interest income, of $159,766 or approximately 13%, loss on forgiveness of debt of $97,384 associated with the settlement agreement the Company entered into with the Company's former Chief Executive Officer and loss on asset disposal of $25,064 that partially was offset by a $48,500 gain on settlement of debt with a vendor that previously provided the Company with software maintenance services.

         The increase in interest expense primarily was associated with the conversion of $840,000 of Series D convertible debentures in the nine months ended March 31, 2007 resulting in the acceleration of interest expense associated with these debentures.

         Management expects other expenses during the fourth quarter of fiscal 2007 to be substantially lower than the average per quarter during the first three quarters of fiscal 2007 primarily due to a reduction in interest expense associated with the conversion, forgiveness and repayment of debt during the first three quarters of fiscal year 2007. Total notes and loans payable, before deducting discounts on convertible notes payable, decreased by $1,072,847 or approximately 22% from June 30, 2006 to March 31, 2007. Further, we currently are negotiating with the holders of $1,197,000 of our 14.25% secured convertible debentures and the holder of $175,000 principal amount of our 8% unsecured convertible promissory note, all of which is past due, to exchange their debentures or note for our equity securities. However, we cannot provide any assurance that such negotiations will be successful and, if not, if we can raise sufficient capital to satisfy the obligations related to these debentures and promissory note. Further, if outstanding debt is re-structured or replaced with other debt, then interest expense could increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception. As of March 31, 2006, we had an accumulated deficit of $29,118,103, a stockholders' deficit of $2,079,292, and our independent auditors' report on our financial statements for fiscal year 2006 contained an explanatory paragraph regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

         At March 31, 2007, our working capital deficit decreased by $535,267 or approximately 11% to $4,314,520 as compared with a working capital deficit of $4,849,787 at June 30, 2006. This reduction was attributed to a $934,114 decrease in current assets which was more than offset by a $1,469,381 decrease in current liabilities. The decrease in current assets consisted of decreases of $848,388 in accounts receivable primarily due to our decrease in revenue, $80,269 in prepaid insurance and $62,295 in cash that partially was offset by a $56,838 increase in other receivables of which $50,000 is associated with the unauthorized withdrawal of funds from our bank account by our former President. The decrease in current liabilities consisted of decreases of $74,678 in short term notes payable, $259,537 in the current portion of convertible notes payable, $115,000 in convertible note payable to related party, $168,963 in the outstanding balance of our line of credit, and $936,591 in accounts payable and accrued expenses primarily due to our decrease in revenue that partially was offset by an $85,388 increase in loans payable.

         During the nine months ended March 31, 2007, our cash balance decreased by $62,295. This decrease resulted from $1,308,082 used in operating activities and $254,580 used in investing activities less $1,500,367 provided by financing activities. This compares with a decrease in our cash balance of $483,451 during the nine months ended March 31, 2006 as a result of $3,994,705 used in operating activities and $380,581 used in investing activities less $3,891,835 provided by financing activities.

         During the nine months ended March 31, 2007, the $1,308,082 used in operating activities consisted of a $4,386,732 net loss that partially was offset by $2,511,190 of non-cash expenses including depreciation, amortization, loss on asset disposal and forgiveness of debt and issuances of stock options and warrants for services and conversions and $567,460 in cash used for operating assets and liabilities. This compares with the $3,994,705 used in operating activities during the nine months ended March 31, 2006 which consisted of a $3,638,049 net loss and $2,045,418 in non-cash expenses including depreciation, amortization, a change in the allowance for doubtful accounts and issuances of our common stock, options and warrants as payment for services, interest and compensation that partially was offset by $2,045,418 in cash used for operating assets and liabilities.

         The $254,580 used in investing activities during the nine months ended March 31, 2007 consisted of $230,496 used for software development and $24,084 used for purchases of property and equipment. This compares with $380,581 used in investing activities during the nine months ended March 31, 2006 which consisted of $281,806 used for software development and $98,775 used for purchases of property and equipment. Software development costs primarily consist of the salaries of our information technology employees who are continually enhancing and making modifications to our internal use software. These costs are expected to remain relatively constant for the remainder of fiscal year 2007.

         During the nine months ended March 31, 2007, the $1,500,367 provided by financing activities primarily consisted of $1,446,000 from the issuance of convertible preferred stock, $246,000 from the issuance of promissory notes less $168,963 repaid on our line of credit. This compares with $3,891,835 provided by financing activities during the nine months ended March 31, 2006 which primarily consisted of $1,763,335 borrowed from our revolving line of credit $1,260,000 from the issuance of common stock and warrants, $820,000 from the issuance of promissory notes and $50,000 from repayment of a loan to a third party.

         We have a $3,000,000 revolving line of credit secured by our accounts receivable with BB&T Corporation. This facility had a balance on March 31, 2007 of $743,324 and is in effect until the end of February 2008.

         As of March 31, 2007, we were past due under debt obligations totaling approximately $2,800,000 of principal, plus accrued interest thereon, including:

     - $1,750,000 principal amount of Series B 5% secured convertible debentures held by one investor. In January 2007, we entered into an agreement with this investor to pay $2,000,000 and 13,000,000 shares of our common stock by June 30, 2007 in full settlement of all obligations related to these debentures (see Note 8 - "Subsequent Events"). We have raised $1,000,000 which is on deposit in an escrow account to repay these debentures but will need to raise additional capital from the sale of our securities to satisfy the terms of the agreement with the debenture holder. However, we currently have no commitments for such additional financing and there can be no assurance that acceptable financing to repay these debentures can be obtained on suitable terms, if at all.

     - $175,000 principal amount of 8% unsecured convertible promissory note held by one investor. We are negotiating with the investor to convert or exchange up to the entire amount of the note for our equity securities or to extend its maturity date. However, we currently have no commitment for converting, exchanging or extending the maturity date of this note and there can be no assurance that, in the event the holder does not convert, exchange or extend the maturity date of the note, that acceptable financing to repay this note can be obtained on suitable terms, if at all.

     - $867,000 principal amount of our 14.25% secured convertible debentures and an additional $500,000 become due on June 30, 2007. We will need to raise additional capital with the proceeds from the sale of our securities to repay these debentures. However, we currently have no commitments for such financing and there can be no assurance that acceptable financing to repay our debentures can be obtained on suitable terms, if at all. We also are negotiating with these debenture holders to exchange their debentures for our equity securities or to extend the maturity dates. However, we currently have no commitments from these debenture holders to exchange or extend the maturity dates of their debentures and there can be no assurance that, in the event the holders do not convert, exchange or extend the maturity dates of the debentures, that acceptable financing to repay these debentures can be obtained on suitable terms, if at all.

         Our revenue is not sufficient to pay our operating costs or to fund our interest expenses. Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to increase our revenues and operating margins, successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. We estimate that our cash on hand at March 31, 2007 and our receipt since then of $295,000 in net proceeds, of which $20,000 was from sales of shares of our Series F convertible preferred stock and $275,000 was from issuances of short term promissory notes, should fund our operating activities for approximately two months from the date of filing this report. Thereafter, we will need additional working capital to fund our operations and need to raise approximately $2,500,000 in capital to satisfy our debt obligations which currently are past due and debt obligations which will become due in the next several months, assuming none of these debt obligations are converted into our equity securities. However, we currently have no commitments for such working capital and debt re-financing and there can be no assurance that such commitments will be obtained on a timely basis on suitable terms, if at all.

         If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to pay our past due obligations and other debt obligations as they become due, fund our ongoing operations and for future acquisitions or for and expansion of existing operations can be obtained on suitable terms, if at all. If we are unable, however, to secure the necessary additional working capital as needed, we may be forced to curtail some or all of our operations and you could lose your entire investment in our company.

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

         Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October, 2006, Michael J. Darden, former President and Director of the Company, filed a lawsuit in the Circuit Court in Broward County, Florida (Case No. 0616408) naming as defendant Freight Rate, Inc. d/b/a Power2Ship, Inc. alleging that the Company breached his employment agreement. The complaint states that Mr. Darden was damaged pursuant to the termination of his employment agreement in the amount of $306,000. In November 2006, the Company filed a counterclaim with the court alleging that Mr. Darden embezzled $50,000 from the Company, breached his employment agreement, defamed the Company, committed tortuous interference with the Company's business relations and prospective business opportunities, breached his fiduciary duties and committed civil theft. Discovery in this action is ongoing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In April 2007, we sold 8.5 shares of Series F convertible preferred stock to three accredited investors in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) of that act. We paid no sales commissions for these sales and received proceeds of $20,000 and the exchange of $22,460 of 14.25% secured convertible debentures, including accrued interest thereon. No general solicitation or advertising was used in connection with this offering, and the certificates evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

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


Date: May 15, 2007
                              FITTIPALDI LOGISTICS, INC.

                              By: /s/ David S. Brooks
                                  -------------------
                                  David S. Brooks
                                  Chief Executive Officer, principal executive
                                  officer and principal financial and accounting officer