Form 10KSB
period 2007-06-30
Fittipaldi Logistics, Inc.
filed 2007-10-15
CIK 1082733

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

                     For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                For the transition period from _____ to ________

                         Commission File Number 0-25753

                           FITTIPALDI LOGISTICS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                          87-0449667
                 ------                                          ----------
    (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

902 Clint Moore Road, Suite 204, Boca Raton, Florida               33487
----------------------------------------------------              ------
        (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (561) 998-7557
                           --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes [ ] No [X].

State issuer's revenue for its most recent fiscal year:   $22,706,654

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $3,493,927 as of October 5, 2007.

       State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the most recent practicable date. As of October 5, 2007, there were 204,358,922 shares of common stock, par value $.001 per share (the "Common Stock") issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                 TABLE OF CONTENTS
                                                 -----------------
PART I
------
ITEM 1.   DESCRIPTION OF BUSINESS.................................................................................3
ITEM 2.   DESCRIPTION OF PROPERTY ...............................................................................15
ITEM 3.   LEGAL PROCEEDINGS......................................................................................15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................16

PART II
-------
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
           SECURITIES ...........................................................................................16
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................18
ITEM 7.   FINANCIAL STATEMENTS...................................................................................28
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................28
ITEM 8A.  CONTORLS AND PROCEDURES................................................................................28
ITEM 8B.  OTHER INFORMATION......................................................................................28

PART III
--------
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE COMPLIANCE; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT....................................................................29
ITEM 10.  EXECUTIVE COMPENSATION.................................................................................32
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................................................36
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE...............................39
ITEM 13.  EXHIBITS...............................................................................................40
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................44

         When used in this annual report, the terms the "Company," "Fittipaldi Logistics," "we," "our," and "us" refers to Fittipaldi Logistics, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web site at www.emmologic.com is not part of this annual report.

           Cautionary Statements Regarding Forward Looking Information

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business model, raise sufficient capital to fund our operating losses and pay our ongoing obligations, economic and market conditions and fluctuations, government and industry regulation, competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

         Fittipaldi Logistics, Inc. is a third party logistics services provider that has developed web-based applications to provide pertinent, real-time information to the worldwide transportation and security industries. Currently, the primary business of our company, in terms of revenue and assets, is providing third party logistics services. This wholly owned subsidiary, Commodity Express Transportation (CXT), was acquired in March 2005 through an asset purchase of a South Carolina corporation. CXT presently serves the southeastern United States as both a freight carrier and a freight broker fully licensed by the U.S. Department of Transportation. CXT operates a fleet of 92 tractors comprised of 45 leased units and 47 owner-operator units with which it has independent contractor lease agreements. In addition, CXT leases 285 trailers and operates a freight brokerage and a warehouse operation.

         The Company's web-based applications, referred to as telematics solutions, collect various pieces of vehicle and container-based data and integrate it with information gathered from various disparate legacy systems across the supply chain. The data is then synthesized and reformatted into valuable, actionable information, and delivered to appropriate end-users across the logistics value chain through secure web-based applications. Specific offerings include: vehicle tracking, inventory/asset visibility, secure trucking, matching available freight with available trucks, and many others. In addition, through Fittipaldi Environmental Solutions, the Company has adapted its technology to provide critical information enabling verification of fuel savings and reduction of harmful emissions as well as monitoring of driver performance that, when improved, can result in significant fuel savings. Historically, revenue derived from these telematics solutions has represented an insignificant portion of the Company's total revenue. No assurances can be given as to when, if ever, the Company will be able to generate significant revenue from sales of its telematics solutions and, if so, whether such revenue would generate any profits.

         Subject to the availability of capital, Fittipaldi Logistics seeks to acquire additional third party logistics companies with networks of agents and/or sales people located throughout the nation. We specifically seek operations which can both significantly benefit from our technology solutions and compliment our current logistics operations.

         During fiscal year 2007, we handled a substantial portion of the freight transportation requirements to and from particular manufacturing facilities and distribution centers for Amcor PET Packaging. This customer represented approximately 62% of our gross revenue. Amcor PET Packaging is a leading global packaging company providing PET (polyethylene terephthalate) packaging solutions to the consumer products industry. CXT provides freight transportation services for several of Amcor's 14 United States manufacturing plants and warehousing services for one of Amcor's plants. Our Amcor transportation business is derived from our agreement with TPS Logistics, an independent freight brokerage company. TPS has an annual logistics agreement with Amcor that may be terminated under certain conditions with thirty days advance notification.

         In addition, we generated less than 1% of our revenue during fiscal year 2007 from developing and implementing a custom software solution for Averitt Express, a leading provider of freight transportation and supply chain management services operating more than 4,000 tractors and 11,250 trailers in more than 100 countries. This software is a web-based integration platform that provides the locations and availability of the trucks in all of Averitt's four main operating divisions. Currently, each division only has visibility of its own transportation assets. Furthermore, we have programmed a load board into the platform to support a completely automated process of matching and moving loads of freight whether utilizing an Averitt truck, a partner carriers' truck or a truck arranged through a freight broker. In addition to software development, consulting and training fees associated with this project, we expect to generate recurring monthly on-demand hosting fees and transaction fees for each load transacted through the load board beginning in our current fiscal year. The Company's management believes that this revenue model is replicable across many other similar organizations.

Future revenue sources

         In the future, as we continue to expand our operations, we expect to generate revenue by monetizing our telematics technology by:

         o    licensing our current telematics solutions domestically;

         o partnering with companies to utilize our telematics solutions to help sell their products or services;

         o developing and licensing new telematics solutions domestically such as solutions that address global transportation security issues; and

         o selling our telematics solutions internationally either directly or by partnering with companies abroad.

Key customers

         We had one major customer that generated approximately 62% and 54% of our total revenue during fiscal years 2007 and 2006, respectively. One other customer during fiscal year 2006 accounted for approximately 10% of our total revenue.

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

Our History

         Fittipaldi Logistics, formerly known as Power2Ship, Inc. commencing in March 2003 and, prior thereto, as Jaguar Investments, Inc. since its formation as a Nevada corporation on October 28, 1987. The company was initially a shell company with no business or operations. In December 2001, we acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc. in exchange for 1,000,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of common stock issued by us to the Premier Sports Media and Entertainment Group stockholders in this transaction represented approximately 8% of our issued and outstanding common stock immediately after the transaction. Before this transaction we did not engage in any material business operations.

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

         On February 25, 2005, we formed P2S Holdings, Inc., now known as Fittipaldi Carriers, Inc., a Florida corporation, as a wholly owned subsidiary. Then, on March 21, 2005, Commodity Express Transportation, Inc. (CXT), a wholly owned subsidiary of Fittipaldi Carriers, formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of a South Carolina company engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans.

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

         At closing we entered into an equipment lease agreement with the seller to lease commercial trailers used to haul dry commodities. The monthly lease charges ranged from $170 to $240 per trailer and the lease expiration dates range from March 2006 to March 2010. The agreement contains customary default provisions, requires the seller to pay for any damage to an individual trailer in excess of $250 and requires us to maintain and repair the trailers and tires as needed.

         CXT also entered into an agreement with TPS Logistics, Inc. wherein TPS engaged CXT as its exclusive carrier to perform all of TPS' transportation needs for its customers. The agreement will terminate the earlier of March 20, 2010 or when the agreement between TPS and its current largest customer is no longer effective. As compensation, TPS receives a percentage of the revenue derived from its current largest customer for freight hauled to and from Blythewood, South Carolina. Mr. W. A. Stokes, president of CXT, is the vice president and his wife is the principal owner of TPS.

         We deposited the shares of CXT owned by Fittipaldi Logistics, our wholly owned subsidiary and the sole shareholder of CXT, into an escrow account for a period of two years following the closing of the transaction. These shares were returned to the Company in April 2007.

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

Government regulation

         We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation ("DOT"). CXT has a DOT license to engage in operations, in interstate or foreign commerce, arranging or brokering transportation of freight (except household goods) by motor vehicle. CXT has a DOT certificate and permit authorizing it to engage in transportation as a common carrier of property by motor vehicle in interstate or foreign commerce. The DOT license remains in effect as long as we maintain adequate insurance coverage for the protection of the public as well as designation of our agents for service of process.

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

Employees

         As of September 30, 2007, we had 6 full-time employees and our subsidiary CXT had approximately 70 full-time workers who were employed through a personnel leasing firm and approximately 38 full-time independent contractors. None of our employees are subject to collective bargaining agreements, and we believe that we have satisfactory relationships with our employees.

Risk Factors

         Before you invest in our common stock, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

We presently do not have sufficient financial resources to fund our ongoing operations beyond October 31, 2007. We will require additional capital to fund our ongoing operations and satisfy our debt obligations. If we are unable to raise additional capital, then we will not be able to continue operations.

         While we reduced our selling, general and administrative expenses during fiscal year 2007, our revenue was not significant enough to generate sufficient gross profits to fund our daily operations. We do not presently have sufficient financial resources to fund our ongoing operations beyond October 31, 2007. While we believe that our revenue will increase during fiscal year 2008, primarily due to CXT becoming the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina in September 2007 which is estimated to generate approximately $4 million in revenue during the remainder of fiscal year 2008, we cannot accurately predict when or if our revenue and gross profits will increase to the level necessary to sustain our operations. At June 30, 2007 we had a working capital deficit of $4,783,698. As of October 5, 2007, $692,000 principal amount of 14.25% secured convertible debentures and $175,000 principal amount of 8% unsecured convertible promissory notes, and accrued interest on the aforementioned debentures, were past due. In addition, the Company had approximately $3,084,897 of short term convertible debentures and promissory notes due by June 30, 2008 and CXT had approximately $206,242 of secured equipment financing outstanding. In order to provide sufficient working capital to fund our ongoing operations, pay our obligations as they become due and provide additional working capital for the future development of our business model, we will need to raise additional capital. We do not presently have any additional sources of working capital other than our $3 million revolving line of credit secured by our accounts receivable. While we are seeking additional sources of working capital, there are no assurances we will be successful in raising additional capital as needed. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

We have a history of losses and an accumulated deficit. We expect losses to continue for the foreseeable future and we may be unable to continue as a going concern.

         For fiscal years 2007 and 2006 we reported total revenue of $22,706,654 and $29,995,265, respectively, and a loss to common stockholders of $6,747,950 and $5,675,329, respectively. At June 30, 2007 we had an accumulated deficit of $31,479,321. Further, during fiscal years 2007 and 2006, we reported net cash used in operating activities of $1,458,455 and $3,501,965, respectively. Our revenue has not been sufficient to sustain our operations and we cannot predict if or when we will have profitable operations. The independent auditor's report for the fiscal year ended June 30, 2007 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. We cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern and we may be forced to cease some or all of our operations.

Our primary assets serve as collateral under our outstanding secured debentures and revolving line of credit. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations.

         We have granted the holders of our 14.25% secured convertible debentures a blanket security interest in all of our assets and properties. We have $692,000 principal amount of these debentures, and accrued interest thereon, that are past due as of October 5, 2007. We do not presently have sufficient funds to satisfy these obligations. If we receive notices of non-compliance and potential default, we would have an obligation to rectify these defaults or otherwise obtain a waiver from these holders under the terms of those agreements. While we have not received any such notices to date, it is possible that notices could be provided in the future, which would likely cause our company to be in default under our agreements and obligations to the holders. Any default would accelerate our obligations to these debenture holders and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected and we would be forced to cease operations.

         In addition, as of October 5, 2007, we have granted the holders of $794,000 of our 14.25% secured convertible debentures a security interest in all of our assets and $303,397 of our amended Series B convertible debentures due January 15, 2008 and $1,767,897 of our 16% secured promissory notes a security interest in all our assets with the exception of the assets and properties related to our trucking operations of Fittipaldi Carriers, Inc., a Florida corporation, and its subsidiaries. Lastly, we have granted a first priority lien on our accounts receivable to the lender providing our $3 million revolving line of credit. If we should default under the repayment provisions of these obligations, the holders could seek to foreclose on our primary assets in an effort to seek repayment under the obligations. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. In such event, we would be forced to cease operations.

Historically, we have been dependent on revenue from a limited number of customers. If we were to be deprived of revenue from one or more these key customers, our future revenue and business operations could be materially and adversely effected.

         For fiscal year 2007, revenue from our largest customer accounted for approximately 62% of our gross revenue and no other customer accounted for more than 10% of our total revenue. Our agreement with this customer may be cancelled upon 30 days notice. We are continuing our efforts to expand our customer base in fiscal year 2008 in order to eliminate our dependence upon revenue from a limited number of customers. Because of the significant nature of the revenue from our largest customer to our results of operations, however, the loss of this customer, prior to our obtaining additional customers, would have a material adverse effect on our business operations and prospects.

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

Our web-based applications business faces risks related to rapidly evolving technologies. If we do not respond to these evolving technologies, we may have difficulty in retaining our customers or expanding our customer base.

         Our web-based applications business is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. The growth and future operating results of our web-based applications business will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

         o        meet or exceed technological advances in the marketplace;
         o        meet changing customer requirements;
         o        comply with changing industry standards;
         o        achieve market acceptance;
         o        integrate third party software effectively; and
         o        respond to competitive offerings.

         We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose our existing customers and fail to attract new customers, which may adversely affect our ability to generate revenue from this business segment.

There is a limited ability to safeguard our proprietary information and we may be unable to prevent a third party from the unauthorized use of our propriety information.

         The success and ability to compete in our web-based applications business is substantially dependent on our internally developed technologies and trademarks. We seek to protect such intellectual property through a combination of confidentiality procedures, contractual provisions, copyright and trade secret laws and intend to apply for patents. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our software or obtain and use information that it regards as proprietary. Policing unauthorized use of our software is difficult, and software piracy could be a problem. Furthermore, potential competitors may independently develop technology similar to ours. While we have applied for a patent for our propriety software with the United States Patent and Trademark Office, we cannot provide any assurance that we will be granted a patent or, if granted, that third parties will not violate these protections. Any such violation of our intellectual property rights could prove costly to defend and funds devoted to these possible efforts would reduce the amount of working capital available to fund our ongoing operations.

The exercise of outstanding options and warrants and the conversion of shares of our convertible preferred stock and convertible debentures will be dilutive to our existing stockholders.

         As of October 5, 2007, we had the following securities outstanding which were convertible or exercisable into shares of our common stock:

         o options to purchase a total of 44,749,076 shares at prices ranging between $0.025 and $0.38 per share;

         o warrants to purchase a total of 76,566,312 shares at prices ranging between $0.025 and $0.75 per share;

         o 149,600 shares of our Series B Convertible Preferred Stock which were convertible into 2,992,000 shares;

         o 832 shares of our Series C Convertible Preferred Stock which were convertible into 83,200 shares;

         o 38 shares of our Series D Convertible Preferred Stock which were convertible into 38,000,000 shares;

         o 163.5 shares of our Series F Convertible Preferred Stock which were convertible into 32,700,000 shares;

         o 2 shares of our Series G Convertible Preferred Stock which were convertible into 2,000,000 shares;

         o 69.9 shares of our Series H Convertible Preferred Stock which were convertible into 2,796,000 shares;

         o 100,000 shares of our Series I Convertible Preferred Stock which were convertible into 50,000,000 shares;

         o 87,000 shares of our Series Y Convertible Preferred Stock which were convertible into 230,405 shares;

         o $797,000 of our 14.25% secured convertible debentures which were convertible into 12,408,979 shares;

         o $303,397 of our Series B secured convertible debentures which were convertible into 12,135,880 shares;

         o $100,000 of our Series D 8% unsecured convertible debentures which were convertible into 5,000,000 shares at a current conversion price of $0.02 per share or 80% of the lowest price per common share offered by the Company in a private offering;

         o $175,000 of our 8% unsecured convertible promissory notes which were convertible into 700,000 shares;

         o $2,445,000 of our 16% secured convertible promissory notes which were convertible into 97,800,000 shares.

         The exercise of these warrants and options and the conversion of the debentures and shares of our preferred stock may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

We have not voluntarily implemented various corporate governance measures, in the absence of which, solders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently only have one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending June 30, 2008 when our management must report on the effectiveness of our internal controls.

         While we expect to expend resources in developing the necessary documentation and testing procedures required by SOX 404, we are unable at this time to quantify the amount we will spend to develop the necessary documentation and testing required by SOX 404. Regardless of the amount, we presently do not have sufficient resources to fund the documentation and testing required by SOX 404, and we do not have available funds to engage qualified staff or consultants to assist us with this project.

         We are not currently aware of any significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner. However, if we identify any significant deficiency or material weakness, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive offices are located in approximately 2,036 square feet of commercial office space in Boca Raton, Florida. We lease these premises from an unaffiliated third party under a two-year lease expiring in December 2008. This lease requires monthly payments of base rent of approximately $2,715 during the first year of the lease and $2,823 during the second year of the lease.

         As of September 30, 2007, CXT leased the following facilities:

         - Its principal executive offices located in approximately 5,000 square feet in West Columbia, South Carolina are leased from the company from which we acquired CXT. The lease term expires in March 2010 with a one year extension at our option. Further, we have the right to immediately terminate the lease in the event that the contract with our largest customer is not renewed. Also, we agreed to pay, prior to the respective due dates thereof, all insurance premiums, charges, costs, expenses and payment required to be paid in accordance with the lease. The lease agreement contains customary default provisions and requires the prior written consent of the landlord to alter the property or to assign the lease to unaffiliated third parties.

         - 123,750 square feet of warehouse space in Blythewood, South Carolina used to store inventory manufactured by its largest customer under a lease that terminates in October 2008.

         - 69,960 square feet of warehouse space in Ridgeway, South Carolina used to store inventory manufactured by its largest customer. The lease term expires in October 2007 but automatically renews on a month-to-month basis unless either party to the lease provides termination notice thirty days prior to the expiration of the term.

         - 1,071 square foot terminal facility in Chattanooga, Tennessee that expires in September 2011 although CXT has the right to terminate the lease in September 2009 by providing ninety days written notice to the lessor.

         The aggregate monthly rent for the CXT facilities as of June 30, 2007 was $53,264. In addition to monthly rent, we must maintain adequate liability insurance and are charged customary common area maintenance expenses that are allocated to us based on the percentage of the total rentable space that we rent in each facility.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A vote of ten stockholders owning a majority of the Company's voting securities submitted to the Company's board of directors a written consent in lieu of a special meeting to amend the Company's Certificate of Incorporation to increase its number of authorized shares of common stock to 750,000,000. The Company's board of directors approved this action. A preliminary information statement on Form 14-C was filed with the Securities and Exchange Commission related to this matter on October 15, 2007.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the OTC Bulletin Board under the symbol FPLD. The following table sets forth the reported high and low sale prices for our common stock as reported on the OTC Bulletin Board for the periods indicated. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

                                                 High              Low
                                                 ----              ---
Fiscal Year 2008
----------------
July 1 to September 30, 2007                     $0.035            $0.023

Fiscal Year 2007
----------------
April 1 to June 30, 2007                         $0.041            $0.025
January 1 to March 31, 2007                      $0.07             $0.035
October 1 to December 31, 2006                   $0.12             $0.035
July 1 to September 30, 2006                     $0.058            $0.0218

Fiscal Year 2006
----------------
April 1 to June 30, 2006                         $0.115            $0.0413
January 1 to March 31, 2006                      $0.22             $0.065
October 1 to December 31, 2005                   $0.17             $0.0615
July 1 to September 30, 2005                     $0.35             $0.16

         On October 12, 2007 the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.033 per share. As of October 1, 2007, we had approximately 751 stockholders of record with shares held in securities brokerage accounts. In addition, there are an undetermined number, estimated to be between 200 and 300, of other stockholders that have not deposited their shares in securities brokerage accounts and are not included as stockholders of record.

Dividend Policy

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities and preferences to preferred stockholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

         The holders of our Series B Preferred Stock are entitled to receive a 10% per annum cumulative dividend when, as and if, declared by our board of directors. The dividend, if declared, is payable annually in arrears in cash or in shares of our common stock at our option. If the dividend is paid in shares of common stock, then such shares are valued at the average closing price of our common stock for the 10 trading days immediately preceding the date of such dividend. A 10% dividend was paid in shares of our common stock to stockholders of record of our Series B preferred stock on June 30, 2007 and 2006.

Recent Sales of Unregistered Securities

         In July and August 2007 we issued 1,700,000 shares of our common stock to 7 consultants as compensation for providing various financial advisory services valued at $53,100. The recipients were accredited investors. The issuance was exempt from registration under the Securities Act in reliance on
Section 4(2) thereof. The recipients represented that they were acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

         In July 2007 we issued $200,000 principal amount of our 16% secured debentures with a maturity date of January 15, 2008 to two investors in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchasers had access to business and financial information concerning our company. The purchasers represented that they were acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         In September 2007 we issued a $100,000 principal amount of an 8% unsecured promissory note with a maturity date of September 27, 2008 to one investor in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchaser had access to business and financial information concerning our company. The purchaser represented that it was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         Richard Hersh, former Chief Executive Officer and our current Chairman of the Board of Directors, became the beneficial owner of one share of our Series D convertible preferred stock for $25,000 in a private transaction in August 2006, and acquired 70,000 and 120,000 shares of our common stock in open market purchases in November and December 2006, respectively.

         David S. Brooks, former Chief Executive Officer and a former member of our Board of Directors, purchased one share of our Series D convertible preferred stock for $25,000 in a private transaction in August 2006.

         Orin Neiman, Chief Executive Officer of Fittipaldi Carriers, Inc., the parent company of CXT, purchased one share of our Series D convertible preferred stock for $25,000 in a private transaction in September 2006.

         William A. Stokes, President and Director of CXT, purchased five shares of our Series F convertible preferred stock for $25,000 in a private transaction in December 2006

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report.

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

         Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. We recognize freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading which for the vast majority of the Company's shipments occurs on the same day as the goods are picked up. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

         Other revenue, generated from providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications, generally is recognized in the month that such services are provided to customers. However, in those instances when we provide equipment to customers, in conjunction with providing any of the aforementioned services, on any basis in which ownership is retained by our company, then we recognize the revenue generated from such equipment ratably over the term of the agreement providing for the use of such equipment. Also, in some cases, revenue generated pursuant to software development contracts with customers may be recognized on the percentage of completion basis for each deliverable in the contract. Other revenue is expected to remain less than 10% of total revenue in the foreseeable future.

         Effective March 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

         Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations is the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of June 30, 2007, management expected its long-lived assets to be fully recoverable.

GOING CONCERN

         We had a net loss of $6,747,950 and used $1,458,455 in operating activities and $407,465 in investing activities during fiscal year 2007. Further, we had accumulated a deficit of $31,479,321 during the period from our inception through June 30, 2007. Our current operations do not provide an adequate source of cash to fund future operations. As described elsewhere herein, we only have sufficient cash on hand to fund our operating activities through October 31, 2007. Also, the report of our independent registered public accounting firm, dated October 4, 2007, on our financial statements for the year ended June 30, 2007 stated that our net loss and cash used in operations for the fiscal year ended June 30, 2007, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities; however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

OVERVIEW

         In March 2005 we acquired certain assets and liabilities from Commodity Express Transportation, Inc., a South Carolina company. Also in the same month, Power2Ship Intermodal, a wholly owned subsidiary of CXT, acquired certain assets and liabilities of GFC, Inc., a New Jersey- based company in the business of motor carriage specializing in intermodal drayage transportation services. Following these transactions, these two businesses substantially increased our assets, liabilities, revenue and operating expenses. Our management, however, determined to cease the operations of Power2Ship Intermodal in June 2006 as it had been unprofitable since its acquisition.

         For the fiscal years ended June 30, 2007 and 2006, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

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

         To a far lesser extent, we have generated revenues from providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications. For the fiscal years ended June 30, 2007 and 2006, less than 1% of our total revenue was attributable to revenue from providing these other services. While we market these services to our existing and potential customer base, we cannot predict if we will report significant other revenue in any future periods.

         During fiscal years ended June 30, 2007 and 2006, revenue generated from one customer represented approximately 62% and 53%, respectively, of our freight transportation revenue. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to the maximum extent permitted by our limited sales and marketing budget.

         During fiscal year 2007, our greatest challenge was our efforts to raise sufficient capital to fund our ongoing operations, repay past due debts and repaying other debts as they become due. These efforts continue in fiscal year 2008. As of October 5, 2007, $692,000 principal amount of 14.25% secured convertible debentures and $175,000 principal amount of 8% unsecured convertible promissory notes, and accrued interest on the aforementioned debentures, were past due. In addition, the Company had approximately $3,084,897 of short term convertible debentures and promissory notes due by June 30, 2008 and CXT had approximately $206,242 of secured equipment financing outstanding. While we substantially reduced our cash used in operating and investing activities during fiscal year 2007 primarily by laying off employees, eliminating non-essential administrative costs and deferring certain employees' compensation, if we are unable to secure additional capital as needed, then we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

RESULTS OF OPERATIONS

Revenue

         Total revenue generated during fiscal year 2007 decreased by $7,288,611 or approximately 24.3% as compared with total revenue generated during the fiscal year 2006. Substantially all of this decrease was attributed to a decline in revenue from freight transportation of $7,300,999, or approximately 24.4%, in fiscal year 2007 as compared with fiscal year 2006. This decline consisted of revenue decreases of $3,099,177 or 97.2% by Power2Ship Intermodal, which ceased operations effective June 30, 2006, and $4,201,822 or 15.7% by the total of CXT and the Company's Florida brokerage operation, which combined operations toward the end of fiscal year 2006. Some of the decline by the Company's Florida brokerage operation was due to the termination of several sales personnel who were working with low margin customers. Another factor contributing to the decline was a decrease in shipments during the first and second quarters of fiscal year 2007 by CXT's largest customer as a result of normal seasonal fluctuations combined with inventory adjustments by customers of its largest customer.

         We anticipate that our total revenue will increase in fiscal year 2008 by approximately 20% to 25%. Most of this revenue growth is expected to be from freight transportation revenue primarily due to CXT becoming the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina in September 2007 which is estimated to generate approximately $4 million in revenue during the remainder of fiscal year 2008. In addition, we expect to increase other revenue in fiscal year 2008 by providing logistics consulting and implementation services to large shipper customers such as Averitt Express with whom we have an agreement to provide such services. Additional other revenue in fiscal year 2008 is expected to be generated through the use of our technology to provide critical information enabling verification of fuel savings and reduction of harmful vehicle emissions as well as monitoring of driver performance that, when improved, can result in significant fuel savings although we have not entered into any agreements related to providing information to reduce fuel consumption and harmful vehicle emissions. Another potential source of revenue in fiscal year 2008 is providing logistics consulting and implementation services to countries outside the United States such as Brazil where we expect to begin operations this fiscal year. Finally, we are seeking, subject to the availability of sufficient financing, to increase our revenue by acquiring one or more logistics and transportation services companies. We have not entered into any acquisition agreements as of the date of this annual report and cannot predict if and when we may do so.

Operating Expenses

         Total operating expenses incurred during fiscal year 2007 decreased by $6,805,647 or approximately 20.2% as compared with total operating expenses incurred during fiscal year 2006. This decrease consisted of a decline of $6,139,860 or approximately 22.8% in direct costs incurred in providing freight transportation services, and a decline of $665,787 or approximately 9.7% in selling, general and administrative expenses in fiscal year 2007 as compared with fiscal year 2006.

         The decline in freight transportation expenses is primarily attributed to the decrease in freight transportation revenue as these expenses are variable costs that change by relatively the same percentage as freight transportation revenue. We expect freight transportation expenses in fiscal year 2008 to increase proportionately with our increase in freight transportation revenue in fiscal year 2008.

         The $665,787 decline in selling, general and administrative expenses primarily was attributed to a decrease of $449,055 or approximately 10.7% in salaries, benefits and consulting expenses and a decrease of $324,613 or approximately 20.8% in other selling, general and administrative expenses that partially was offset by a $107,881 increase in impairment expense.

         The $449,055 reduction in salaries, benefits and consulting expenses in fiscal year 2007 consisted of decreases by:

         o Power2Ship Intermodal of $221,384 or approximately a 98.6% decrease in salaries and benefits as a result of it having ceased operations on June 30, 2006; and

         o CXT and our Florida corporate operations of $227,671 or approximately 5.7% that consisted of a decrease of $278,696 or approximately 22% in consulting expenses primarily due to having less of a need for consulting services that partially was offset by an increase of $51,025 or approximately 1.9% in salaries and benefits. The increase in salaries and benefits consisted of a $1,120,821 increase in stock-based compensation expense that was mostly offset by a $1,069,796 decrease in salaries and benefits.

         The $324,613 decrease in other selling, general and administrative expenses during fiscal year 2007 consisted of decreases by:

         o Power2Ship Intermodal of $136,074 or approximately 71.6% as a result of it having ceased operations in June 2006, and

         o Florida corporate operations of $352,181 or approximately 26.7% with the most significant contributors to the decrease being:

              - Web hosting expense which decreased by $112,013 or approximately
                93.8% due to our hosting our own computer equipment for most of fiscal year 2007

              - Amortization of intellectual property which decreased by
                $103,595 or approximately 91.7% due to the amortization term for these intangibles assets having ended in the first quarter of fiscal year 2007

              - Rent expense which decreased by $74,226 or approximately 38.7%
                due to having relocated to a smaller facility during the second fiscal quarter of 2007 and

              - Bank service charges which decreased by $67,067 or
                approximately 93% as a result of discontinuing the Florida-based freight brokerage operation at the end of fiscal year 2006 and thereby not incurring transaction fees associated with using the Comdata card to pay carriers.

         o These decreases in other selling, general and administrative expenses partially were offset by an increase of $163,642 or approximately 17.8% by CXT primarily due to an increase of $89,999 in South Carolina income taxes and license fees and an increase of $45,443 in bad debt expense .

         The $107,881 increase in impairment expense was attributed to the $337,408 write-off of the unamortized value of the License Agreement with EF Marketing LLC and Emerson Fittipaldi during fiscal year 2007 versus the write-offs in fiscal years 2006 of $43,949 associated with the intangible assets of CXT and $185,578 associated with Power2Ship Intermodal ceasing operations in June 2006.

         We expect selling, general and administrative expenses in fiscal year 2008 to remain relatively constant with those incurred in fiscal year 2007.

Other Income (Expense)

         Total other expense increased by $667,457 or approximately 36.6% in fiscal year 2007 as compared with fiscal year 2006. The major contributors to this increase were:

         o interest expense, which increased by $606,196 or approximately 33.2%, that was derived from the beneficial conversion provisions that arose from the exchange of $325,000 of debentures, and $30,158 that had a conversion price of $0.2673 per share to shares of preferred stock that have a conversion price of $0.025 per share. Also, the conversion of $840,000 of Series D convertible debentures in fiscal year 2007 resulted in the acceleration of interest expense associated with these debentures and

         o loss on forgiveness of debt, which increased $97,384, of which $94,864 was associated with the settlement agreement the Company entered into with Richard Hersh, the Company's former Chief Executive Officer

         These increases partially were offset by:

         o other income of $81,777 associated with a gain on settlement of debt consisting of a $33,277 gain on forgiveness of accrued interest to a debenture holder and $48,500 from the forgiveness of notes payable from Power2Ship Intermodal to a vendor that had been providing software maintenance service.

         We expect interest expense to be lower in fiscal year 2008 based upon our assumption that most of our convertible debentures will be converted to equity securities or repaid with the proceeds from the sale of our equity securities. However, there can be no assurance that such conversions will occur or that acceptable financing to repay our debentures can be obtained on suitable terms, if at all.

         Our net loss available to common stockholders increased by $1,072,621 or approximately 18.9% in fiscal year 2007 as a result of our $1,150,421 or 20.6% increase in our net loss that was more than offset by a $77,800 or a 100% decrease in preferred stock dividends as the preferred dividend for record holders on June 30, 2007 of $74,800 was not declared and paid until the first quarter of fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as a going concern. As of June 30, 2007, we had an accumulated deficit of $31,479,321, a stockholders' deficit of $2,788,772, and cash and cash equivalents of $44,156.

         The Company reduced its working capital deficit by $66,089 to $4,783,698 at June 30, 2007 as compared with $4,849,787 at June 30, 2006. This improvement was attributed to an increase of $290,131 in current assets that was offset by an increase of $224,042 in current liabilities.

         The $290,131 increase in current assets during fiscal year 2007 resulted from increases in:

         o Restricted cash by $1,045,354 primarily as a result of $1,100,000 held in an escrow account that was available only for making a final payment of $1,800,000 to one of our debenture holders less a $54,646 decrease in the amount of certificates of deposit that CXT uses to secure letters of credit required by certain equipment finance companies

         o    Cash and cash equivalents by $15,738 and

         o    Other accounts receivables by $6,838

         that partially was offset by decreases in:

         o Accounts receivable, net of allowances for doubtful accounts, by $741,627 or approximately 26.7% and

         o    Prepaid insurance by $36,172 or approximately 13.4%.

         The $224,042 increase in current liabilities during fiscal year 2007 resulted from:

         o Short term notes payable, convertible notes payable and loans payable increasing by $837,039 or approximately 21.4%

         that mostly was offset by decreases in:

         o Accounts payable and accrued expenses by $411,969 or approximately 14%

         o Balance on our line of credit by $150,451 or approximately 16.5% and

         o    Accrued salaries by $50,577 or approximately 14.1%.

         During fiscal year 2007 our cash and cash equivalent balance increased by $15,738. This increase consisted of $1,458,455 used in operating activities and $407,465 used in investing activities which were offset by $1,881,658 provided by financing activities.

         The Company reduced its net cash used in operating activities during fiscal year 2007 by $2,043,510 or approximately 58.4% as compared with fiscal year 2006. This reduction resulted from:

          o    Net loss increasing by $1,150,421

         that was more than offset by decreases in:

          o Cash provided by changes in operating assets and liabilities of $1,660,259 and

          o Adjustments to reconcile our net loss to net cash used in operating activities of $1,533,672 that are all associated with non-cash expenses. These adjustments consisted of increases in:

               o Expenses associated with the issuance of our common stock, options and warrants as payment for services, interest and litigation settlement of $961,844

               o Interest expense in connection with the conversion of notes payable into preferred stock of $480,528

               o   Impairment of intangible assets of $107,881 and

               o Various non-cash expenses including loss on asset disposals, loss on forgiveness of debt, gain on settlement of debt and increase in allowance for doubtful accounts totaling $107,912 that partially was offset decreases in:

               o   Depreciation and amortization expense $124,493.

         Net cash used in investing activities decreased by $61,032 or approximately 13% in fiscal year 2007 as compared with fiscal year 2006. The decrease resulted from decreases of $9,589 in purchases of property and equipment and $51,443 in capitalized costs of software development.

         Net cash provided by financing activities decreased $1,279,469 or approximately 40.5% in fiscal year 2007 as compared with fiscal year 2006. This decrease resulted from decreases in cash associated with:

          o Repayment of $694,909 of convertible and unconvertible promissory notes, loans payable and line of credit from $0 in fiscal year 2006

          o     Decreases in proceeds received from the:

                o Sale of shares of common stock and common stock purchase warrants of $1,260,000 or 100%

                o   Line of credit of $795,627 or 100%

                o Sale of convertible promissory notes of $445,000 or approximately 48.9% and

                o   Note receivable of $50,000 or 100%

                that partially was offset by increases in cash associated with:

          o Proceeds of $139,992 or approximately 25.5% from the sale of promissory notes and loans payable

          o Proceeds of $1,478,500 from the sale of shares of preferred stock and common stock purchase warrants and the exercise of stock options and

          o A reduction of $347,575 or approximately 85.9% in payments of loans payable.

         We estimate that our cash on hand on October 5, 2007 will fund our operating activities until approximately October 31, 2007. This estimate is based on our cash and cash equivalents of $44,156 and restricted cash held in escrow of $1,100,000 at June 30, 2007, plus $950,000 received from July to October 5, 2007, less $1,800,000 paid in full satisfaction of all obligations to one of our debenture holders. If we are unable to obtain additional working capital before then, we will defer certain employees' compensation and eliminate certain personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.
         Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Fittipaldi Logistics held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. As of October 5, 2007, some or all of our assets served as collateral for $797,000 of our 14.25% secured convertible debentures, of which $692,000 are past due, and certain of our assets, excluding those held by Fittipaldi Carriers, Inc. and its subsidiaries, served as collateral for $1,800,000 of our 16% secured promissory notes, $550,000 of our 16% secured convertible promissory notes and $303,397 of our Series B 5% secured convertible debentures, as amended. If we default on our obligations under one or both of these securities, including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive as appropriate, to allow timely decisions regarding required disclosure. As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         In addition, there have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE COMPLIANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth information on our executive officers and directors as of October 5, 2007.

Name                Age      Positions
----                ---      ---------
Richard Hersh       64       Chairman of the Board of Directors
Frank P. Reilly     43       Chief Executive Officer and Member, Board of
                               Directors

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

         FRANK P. REILLY. Mr. Reilly has been Chief Executive Officer since June 2007, a Director since April 2007 and was the Company's Executive Vice President, Strategy and Market Development from November 2006 until becoming Chief Executive Officer. During the prior five years, Mr. Reilly has held, and currently holds, positions as President of Rancho Alegre Lodge Jackson Hole Wyoming, President of Frank P. Reilly, Inc., Managing Director of Sports and Entertainment Realty, Managing Director of YOUMEHIM, LLC and Managing Director of International Logistics Solutions, Inc.

         All directors are elected at each annual meeting and serve for one year or until their successors are elected and qualified. Our officers serve at the pleasure of our board of directors.

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

         ORIN NEIMAN. Mr. Neiman became Chief Executive Officer of Fittipaldi Carriers, Inc. in December 2006 and the Company has engaged his consulting firm since January 2003. Previously, Mr. Neiman served as Chief Executive Officer and Chairman of Transcon Inc., previously listed on the NYSE. He also held the same positions for Transcon's subsidiary Transcon Lines, the nation's 15th largest trucking firm at the time. He subsequently, served as Chief Executive Officer and Chairman of Polar Express Inc., a NASDAQ-traded motor carrier specializing in the transportation of time sensitive and temperature controlled freight. Mr. Neiman was a former Vice President of the American Trucking Association.

         W. A. STOKES. Mr. Stokes became President of CXT in March 2005. During the prior twenty-two years, he had been President of Commodity Express Transportation, Inc., a South Carolina company which he founded and from which CXT acquired its current business operations.

Potential Conflicts of Interest

         We have no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal stockholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2007, there were no delinquent filings.

Committees of the Board of Directors

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our financial condition and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,
         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         o        understands internal controls over financial reporting, and
         o        understands audit committee functions.

         Our Board of Directors is comprised of individuals who were either integral to our formation or who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. At such time as we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Code of Ethics

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2007.

                                          SUMMARY COMPENSATION TABLE
                                          --------------------------

                                                                           Non-Equity   Non-qualified
                                                                           Incentive       Deferred         All
                                                        Stock    Option       Plan       Compensation      Other
Name and principal position  Year   Salary     Bonus    Awards   Awards   Compensation     Earnings     Compensation  Total
---------------------------  ----   ------     -----    ------   ------   ------------     --------     ------------  -----
                                       ($)      ($)       ($)     ($)        ($)             ($)            ($)        ($)
(a)                           (b)     (c)       (d)       (e)     (f)        (g)             (h)            (i)        (j)
Frank P. Reilly, Chief
Executive Officer (1)        2007    75,000   20,000        0    324,923       0              0             0       419,923

Richard Hersh, former
Chief Executive Officer (2)  2007    55,500        0        0          0       0              0             0        55,500
                             2006   244,933        0        0          0       0              0             0       244,933
                             2005   205,200        0        0    315,315       0              0             0       520,515

David S. Brooks, former
Chief Executive Officer (3)  2007   106,250        0        0    437,400       0              0             0       543,650

S. Kevin Yates (4)           2007   106,250        0        0    437,400       0              0             0       543,650

Michael J. Darden, former
President (5)                2007    51,540        0        0          0       0              0       115.000       166,540
                             2006   240,897        0        0          0       0              0             0       240,897
                             2005   194,395    9,304        0    149,573       0              0             0       353,272

(1) Includes accrued salary of $60,000 at the end of fiscal year 2007. Mr. Reilly became Chief Executive Officer effective November 16, 2006.

(2) Includes accrued salary of $134,800 and $85,200 at the end of fiscal years 2006 and 2005, respectively. Mr. Hersh resigned as Chief Executive Officer effective September 15, 2006 and entered into a Separation and Severance Agreement with the Company pursuant to which he agreed to settle all accrued salary and other obligations owed to him by the Company in consideration for $20,000.

(3) Includes accrued salary of $73,750 at the end of fiscal year 2007. Mr. Brooks resigned as Chief Executive Officer effective June 6, 2007.

(4) Includes accrued salary of $63,750 at the end of fiscal year 2007. Mr. Yates resigned as Operating Officer effective June 6, 2007.

(5) Includes accrued salary of $47,640 at the end of fiscal year 2006. The Company and Mr. Darden settled litigation in May 2007 by providing each other with mutual releases of all claims with the exception of $65,000 which the Company has since paid to Mr. Darden, forgiving $50,000 in accounts receivable from Mr. Darden and writing off $92,726 in accrued salary owed to him.

Employment Agreements

         Effective November 16, 2006, the Company commenced a two-year employment agreement with Frank P. Reilly to be its Executive Vice President, Strategy and Market Development. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Reilly elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Reilly receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and will receive a signing bonus of $20,000 upon the Company achieving a certain level of funding. In April 2007, Mr. Reilly was elected to the Company's Board of Directors and, in July 2007, became its Chief Executive Officer. As of June 30, 2007, accrued salary recorded for Mr. Reilly was $60,000.

         Effective January 1, 2007, the Company commenced a two-year employment agreement with Orin Neiman to be the Chief Executive Officer of Fittipaldi Carriers, Inc. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Neiman elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Neiman receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and agreed to the cancellation of all stock options and warrants previously granted to him or to Carriers Consolidation, Inc., his consulting company.

         Effective September 25, 2006, the Company commenced a two-year employment agreement with John Urbanowicz to be its Executive Vice President of Technology. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Urbanowicz elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Urbanowicz receives a base salary of $150,000 per year, was granted a fully vested option to purchase 5,000,000 shares of common stock for $0.025 per share that expires in five years and agreed to the cancellation of all stock options previously granted to him.

         Effective March 21, 2005, the Company commenced a one-year employment agreement with William A. Stokes to be the President of CXT. The agreement has been extended for two additional one-year periods. Mr. Stokes receives a base salary of $150,000 per year, a bonus equal to 0.25% of the gross revenue that Mr. Stokes is responsible for generating from Amcor other than to and from its South Carolina facility, and a $600 per month automobile allowance.

         Effective September 15, 2006, we entered into an employment agreement with David S. Brooks having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary, which may be deferred until we have raised an aggregate of $3,000,000, will be $150,000 and he received a fully vested option to purchase 9,000,000 shares of our common stock for $0.025 per share that expires in five years. In June 2007, Mr. Brooks resigned as an officer and a director of the Company and its subsidiaries. As of June 30, 2007, accrued salary recorded for Mr. Brooks was $73,750.

         Effective September 15, 2006, we entered into an employment agreement with S. Kevin Yates having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary, which may be deferred until we have raised an aggregate of $3,000,000, will be $150,000 and he received a fully vested option to purchase 9,000,000 shares of our common stock for $0.025 per share that expires in five years. In June 2007, Mr. Yates resigned as an officer and director of the Company and its subsidiaries. As of June 30, 2007, accrued salary recorded for Mr. Yates was $63,750.

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

--------------------------------------------------------------------------------
         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2007:

---------------------------------------------------------------------------------------------------------------------------------
                                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
---------------------------------------------------------------------------------------------------------------------------------
                                        OPTION AWARDS                                              STOCK AWARDS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Equity
                                                                                                          Incentive    Equity
                                                                                                            Plan      Incentive
                                                                                                Market    Awards:   Plan Awards:
                                                     Equity                                    Value of  Number of    Market or
                 Number of                       Incentive Plan                      Number of  Shares    Unearned   Payout Value
                 Securities      Number of        Awards: Number                     Shares or  or Units   Shares,   of Unearned
                 Underlying     Securities         of Securities                     Units of   of Stock  Units or     Shares,
                 Unexercised     Underlying        Underlying      Option            Stock That   That     Other       Units or
                   Options   Unexercised Options   Unexercised    Exercise   Option   Have Not  Have Not Rights that Other Rights
                     (#)            (#)          Unearned Options  Price   Expiration Vested     Vested    Have Not   That Have
Name             Exercisable    Unexercisable           (#)          ($)      Date      (#)       ($)    Vested (#) Not Vested(#)
(a)                  (b)             (c)                (d)          (e)      (f)       (g)       (h)       (i)         (j)
---------------------------------------------------------------------------------------------------------------------------------
Frank P. Reilly    6,000,000           0               0          0.025     11/16/2011     0       0         0           0
---------------------------------------------------------------------------------------------------------------------------------
David S. Brooks    9,000,000           0               0          0.025      9/15/2011     0       0         0           0
---------------------------------------------------------------------------------------------------------------------------------
S. Kevin Yates     9,000,000           0               0          0.025      9/15/2011     0       0         0           0
---------------------------------------------------------------------------------------------------------------------------------
Richard Hersh          0               0               0           n/a          n/a        0       0         0           0
---------------------------------------------------------------------------------------------------------------------------------
Michael J. Darden      0               0               0           n/a          n/a        0       0         0           0
---------------------------------------------------------------------------------------------------------------------------------

Director's Compensation

         We have in the past and may, at the sole discretion of the Board of Directors in the future, provide our non-employee, independent directors with shares of our common stock as compensation for participating on our board of directors. At no time during fiscal year 2007 did our company have any non-employee, independent directors and none of our directors received any compensation for being a director.

2001 Employee Stock Compensation Plan

         In January 2001 we adopted our 2001 Employee Stock Compensation Plan. The plan is intended to further the growth and advance the best interests of our company, by supporting and increasing our ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of Fittipaldi Logistics. The plan provides for stock compensation through the award of shares of our common stock.

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

         The maximum number of shares which may be awarded under the plan is 5,000,000. At the date of this annual report 4,681,000 shares had been granted under the plan. Awards may generally be granted to:

         * executive officers, officers and directors (including advisory and other special directors) of Fittipaldi Logistics;

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information available to us as of October 5, 2007, with respect to the beneficial ownership of the outstanding shares of each class of our stock by:

         * each person who is the beneficial owner of more than 5% of the outstanding shares of any class of voting stock;
         *        each director
         *        each executive officer; and
         *        all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 902 Clint Moore Road, Suite 204, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from October 5, 2007 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of October 5, 2007, have been exercised or converted.

Name of                             Amount and Nature of      Percentage           Percent of
Beneficial Owner                    Beneficial Ownership       of Class         Voting Control (1)
----------------                    --------------------      ----------        ------------------
Common Stock:
Richard Hersh (2)                       12,579,528                5.8%               12.8%
Frank P. Reilly (3)                      7,371,952                3.5%                3.2%
All officers and directors
  as a group (two persons) (2,) (3)     19,951,480                9.0%               15.6%
Michael Garnick (4)                     25,133,344               12.1%               11.2%
Carmelo Luppino (5)                     22,417,875               10.3%                9.5%
Arthur Notini (6)                       21,097,015                9.9%                9.2%
The Black Diamond Fund, LLLP(11)        16,000,000                7.8%                7.2%
The Amber Capital Fund Ltd. (7)         15,995,570                7.4%                6.8%
Robert F. Green, Jr. (8)                14,327,474                7.0%                6.4%
Jeffrey L. Zimmerman (9)                12,136,648                5.8%                5.4%
Chris Bake (10)                         10,800,000                5.0%                4.7%

Series Y Convertible Preferred Stock:
Richard Hersh (2)                           87,000                100%               12.8%
Frank P. Reilly (3)                             --                 --                 3.2%
All officers and directors as a
   group (two persons) (2,) (3)             87,000                100%               15.6%

*  represents less than 1%

(1) Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on October 5, 2007. On that date we had 204,358,922 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 221,758,922 votes.

(2) Mr. Hersh's beneficial ownership includes 11,000,000 shares of common stock underlying a warrant exercisable at $0.025 per share which expires on September 15, 2011 and 1,000,000 shares of common stock underlying Series D convertible preferred stock convertible at $0.025 per share owned my Mr. Hersh's spouse.

(3) Mr. Reilly's beneficial ownership includes 6,000,000 shares of common stock underlying an option exercisable at $0.025 per share which expires on November 16, 2011 and 120,000 shares underlying warrants exercisable at $0.26 per share which expire on March 31, 2008.

(4) Mr. Garnick's address is 1590 Stockton Road, Meadowbrook, Pennsylvania 19046. His beneficial ownership includes 3,000,000 shares of common stock underlying warrants exercisable at $0.025 per share which expire on April 10, 2010.

(5) Mr. Luppino's address is 77 Sheather Road, Mt. Kisko, New York 10549. His beneficial ownership includes 5,883,333 shares of our common stock underlying warrants exercisable at $0.025 per share expiring on April 10, 2010 and 6,000,000 shares underlying $150,000 of our Series D convertible preferred stock. Mr. Luppino is the control person of both Luppino Landscaping & Masonry,

LLC and Triple L Concrete, LLC. The number of shares beneficially owned by Mr. Luppino also includes 666,667 shares underlying a warrant exercisable at $0.025 per share expiring on April 10, 2010 which is held by Luppino Landscaping & Masonry, LLC and 666,667 shares underlying a warrant exercisable at $0.025 per share expiring on April 10, 2010 which is held by Triple L Concrete, LLC.

(6) Mr. Notini's address is 1055 Mammoth Road, Dracut, Massachusetts 01826. His beneficial ownership includes 4,333,333 shares underlying warrants exercisable at $0.05 per share, of which 1,000,000 shares expire on February 28, 2008, 1,333,333 shares expire on October 31, 2008, and 2,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on May 12, 2009, and 4,205,904 shares underlying $101,397 principal amount of our Series B secured convertible debentures, as amended, and $3,751 of accrued interest thereon, at a conversion price of $0.025 per share.

(7) Michael B. Collins is a control person of The Amber Capital Fund Ltd. which is located at 5 Park Road, Hamilton, Bermuda HM09. Its beneficial ownership includes 2,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on February 28, 2008, 1,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on May 3, 2009, 5,000,000 underlying $100,000 principal amount of our Series D convertible debentures assuming a current conversion price of $0.02 per share and 4,172,158 shares underlying $100,000 principal amount of our Series B secured convertible debentures, as amended, and $4,304 of accrued interest thereon, at a conversion price of $0.025 per share.

(8) Mr. Green's address is 607 Dwyer Avenue, Arlington Heights, Illinois 60005. His beneficial ownership includes 200,000 shares of our common stock underlying a warrant exercisable at $0.05 per share expiring on February 2, 2008, 333,333 shares underlying a warrant exercisable at $0.05 per share expiring on October 31, 2008 and 250,000 shares underlying a warrant exercisable at $0.05 per share expiring on April 17, 2009.

(9) Dr. Zimmerman's address is 5102 E. Bluefield Avenue, Scottsdale, Arizona 85254. His beneficial ownership includes 700,000 shares of our common stock underlying warrants exercisable at $0.15 per share expiring on February 2, 2008, 400,000 shares underlying a warrant exercisable at $0.15 per share expiring on July 31, 2008, 1,333,333 shares underlying a warrant exercisable at $0.15 per share expiring on October 31, 2008 and 2,000,000 shares underlying $50,000 of our Series D convertible preferred stock..

(10) Mr. Bake's address is 10300 W. Charleston, Suite 131, #381, Las Vegas, Nevada 89135. His beneficial ownership includes 1,700,000 shares of common stock underlying warrants of which 250,000 are exercisable at $0.05 per share expiring on January 1, 2009, 250,000 are exercisable at $0.05 per share expiring on February 1, 2009 and 1,200,000 are exercisable at $0.05 per share expiring on April 3, 2009. Mr. Bake also is a control person of both C & J Services SW and World Internet Trade Expeditors. C & J Services owns 700,000 shares of common stock and 200,000 shares underlying a warrant exercisable at $0.05 per share expiring on February 28, 2008, 500,000 shares underlying warrants exercisable at $0.05 per share of which 250,000 expire on December 23, 2008, 125,000 expire on January 4, 2009, 50,000 expire on January 20, 2009 and 75,000 expire on February 7, 2009, 1,000,000 shares underlying a warrant exercisable at $0.05 per share expiring on March 31, 2009, 150,000 shares underlying a warrant exercisable at $0.05 per share expiring on April 14, 2009 and 5,750,000 underlying $115,000 principal amount of our Series D 8% unsecured convertible debentures assuming a current conversion price of $0.02 per share. World Internet Trade Expeditors owns 400,000 shares of common stock and 400,000 shares of common stock underlying a warrant exercisable at $.15 per share expiring on February 28, 2008.

(11) Brandon S. Goulding is a control person of the Black Diamond Fund LLLP which is located at 155 Revere Drive, Suite 10, Northbrook Illinois, 60062.

Securities Authorized for Issuance under Equity Compensation Plans

                                                                  Number of
                                                                  securities
                                                                  remaining
                                                                  for future
                      Number of securities   Weighted average     issuance
                      to be issued upon      exercise price of    (excluding
                      exercise of            outstanding          securities
                      outstanding options    options, warrants    reflected in
Plan Category         warrants, and rights   and rights           column (a))
--------------------------------------------------------------------------------
2001 Employee Stock
Compensation Plan           0                    n/a                  319,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 2007, the litigation between the Company's former Chief Executive Officer, Michael J. Darden, and the Company was amicably settled through mediation. The case was dismissed and all allegations by both parties were withdrawn. The parties provided each other with mutual releases of all claims with the exception of the agreed upon payments totaling $65,000 which the Company has since paid to Mr. Darden. In addition to the aforementioned payments, the Company forgave $50,000 in accounts receivable from Mr. Darden that was recorded as a reduction to other receivables and wrote off $92,726 in accrued salary owed to him that was recorded as other income during fiscal year 2007.

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

         In September 2006, David S. Brooks, the Company's former Chief Executive Officer, entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction. In June 2007, Mr. Brooks resigned as an officer and director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company.

         In September 2006, S. Kevin Yates, the Company's former Chief Operating Officer, entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In June 2007, Mr. Yates resigned as an officer and director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company.

         In February 2005, we engaged Carmelo Luppino, a principal shareholder of the Company, as a consultant to provide us with various business advisory services for one year. During fiscal year 2005, we issued Mr. Luppino 700,000 shares of common stock valued at $203,000 and warrants to purchase 1,050,000 shares of common stock for $0.15 per share and 221,755 shares for $0.38 per share valued at $273,301. During fiscal year 2006, we issued Mr. Luppino a three-year warrant to purchase 1,500,000 shares exercisable at $0.15 per share valued at $169,200. In April 2007, we amended the warrants previously issued to Mr. Luppino to reduce the exercise price to $0.025 and extended the expiration date until April 10, 2010.

Directors Independence

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

Exhibit No.    Description of Document
-----------    -----------------------
2.1            Merger Agreement between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)
3.1            Articles of Incorporation (2)
3.2            Certificate of Amendment to Articles of Incorporation (3)
3.3            Certificate of Amendment to the Articles of Incorporation (4)
3.4            Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)
3.5            Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)
3.6            Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)
3.7            Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series
               Y Preferred Stock (5)
3.8            Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to
               250,000,000 filed on August 13, 2004 (9)
3.9            Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X
               Convertible Preferred Stock (5)
3.10           Bylaws (2)
3.11           Amended Bylaws dated March 31, 2003 (5)
3.12           Certificate to Set Forth  Designations, Preferences and Rights to Series D Convertible Preferred Stock(23)
3.13           Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock **
3.14           Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock **

3.15           Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock **
3.16           Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock **
3.17           Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock **
4.1            Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)
4.2            $ 1,747,000 principal amount 14.25% secured convertible debenture (10)
4.3            $2,000,000 principal amount Series B 5% secured convertible debenture (6)
4.4            Form of non-plan option agreement (10)
4.5            Form of common stock purchase warrant (10)
4.6            Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)
4.7            Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25%
               secured convertible debentures (10)
4.8            Form of Warrant for 2005 Unit Offering (17)
4.9            Form of Series C 10% unsecured convertible debenture (20)
4.10           Form of Warrant for Series C 10% unsecured convertible debenture offering (20)
4.11           Form of Series D 8% unsecured convertible debenture (22)
4.12           Form of Warrant for Series D 8% unsecured convertible debenture (22)
4.13           Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)
4.14           Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)
4.15           Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)
4.16           Form of Non-Plan Stock Option Agreement for Employees **
4.17           Form of Non-Plan Stock Option Agreement for Executives **
10.1           Securities Purchase Agreement (6)
10.2           Investor Registration Rights Agreement (6)
10.3           Placement Agent Agreement with Newbridge Securities Corporation (6)
10.4           2001 Employee Stock Compensation Plan (3)
10.5           Form of Registration  Rights  Agreement dated as of December 21, 2001, by and between Jaguar  Investments,
               Inc. and certain shareholders of Jaguar Investments, Inc. (7)
10.6           Employment Agreement with Richard Hersh (8)
10.7           Employment Agreement with Michael J. Darden (8)
10.8           Employment Agreement with John Urbanowicz (8)
10.9           Business Advisory Agreement with Newbridge Securities Corporation (10)
10.10          Form of Intellectual  Property Assignment  Agreement between  Power2Ship,  Inc. and each of Richard Hersh,
               Michael J. Darden and John Urbanowicz (10)
10.11          Security Agreements for 14.25% secured convertible debentures (10)
10.12          Registration Rights Agreement for 14.25% secured convertible debentures (10)
10.13          Consulting Agreement with Michael Garnick (11)
10.14          Form of Motor Carrier Transportation Agreement (11)
10.15          Asset Purchase Agreement with GFC, Inc. (14)
10.16          Commission Sales Agreement with Associated Warehouses, Inc. (12)
10.17          Mutual Agreement with Commodity Express Transportation, Inc. (15)
10.18          Loan and Security Agreement with Mercantile Capital, LP (12)
10.19          Escrow Agreement with Commodity Express Transportation, Inc. (15)
10.20          Equipment Lease Agreement with Commodity Express Transportation, Inc. (15)

10.21          Commercial Lease with Commodity Express Transportation, Inc. (15)
10.22          Commodity Express Transportation, Inc. - TPS Logistics, Inc. Agreement (15)
10.23          Consulting Agreement with Stokes Logistics Consulting, LLC (15)
10.24          Employment Agreement with W.A. Stokes (15)
10.25          Fee Assumption Agreement (15)
10.26          Asset Purchase Agreement with GFC, Inc. (16)
10.27          Consulting Agreement with Michael Allora (16)
10.28          Form of Unsecured Promissory Note (13)
10.29          Agreement with Welley Shipping (China) Company, Limited (18)
10.30          Termination Agreement with Cornell Capital Partners, LP (19)
10.31          Form of Shipper Agreement (22)
10.32          Form of Carrier Agreement (22)
10.33          Letter of Engagement Between Power2Ship, Inc. and Averitt Express (21)
10.34          Separation and Severance Agreement with Richard Hersh (23)
10.35          Consulting Agreement with Richard Hersh (23)
10.36          Employment Agreement with David S. Brooks (23)
10.37          Employment Agreement with S. Kevin Yates (23)
10.38          Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)
10.39          Agreement to Amend Debentures Held by Cornell Capital Partners, LP and/or its Affiliate, Montgomery
               Equity Partners, Ltd. (23)
10.40          Amendment No. 1 To License Agreement Between Power2Ship, Inc., EF Marketing, LLC and Emerson Fittipaldi(24)
10.41          Agreement to Satisfy All Outstanding Obligations to Cornell Capital Partners, LP and its Affiliate
               Montgomery Equity Partners, Ltd. (26)
10.42          $1,250,000 Financing Agreement with The Black Diamond Fund, LLLP (28)
10.43          Promissory Note with The Black Diamond Fund, LLLP (28)
10.44          Employment Agreement with Frank P. Reilly. Executive Vice President, Strategy and Market Development (27)
10.45          Amendment No. 1 to Agreement to Satisfy All Outstanding Obligations to Cornell Capital Partners, LP and
               its Affiliate Montgomery Equity Partners, Ltd. (28)
10.46          Employment Agreement with Orin Neiman, Chief Executive Officer, Fittipaldi Carriers, Inc. **
10.47          Employment Agreement with John M. Urbanowicz, Executive Vice President, Information Technology **
14.1           Code of Ethics (11)
21.1           Subsidiaries of Registrant (20)
23.1           Consent of Sherb & Co., LLP **
31.1           Section 302 Certificate of Chief Executive Officer **
31.2           Section 302 Certificate of Principal Financial and Accounting Officer **
32.1           Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer **

**       Filed herewith

(1)      Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.
(2)      Incorporated by reference to registration statement on Form 10-SB, as amended.
(3)      Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

                                       42

(4)      Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.
(5)      Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)      Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.
(7)      Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.
(8)      Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.
(9)      Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.
(10)     Incorporated  by  reference to  registration  statement on Form SB-2,  SEC File No.  333-118792,  filed on
         September 3, 2004.
(11)     Incorporated  by  reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No.
         333-118792, filed on October 20, 2004.
(12)     Incorporated  by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No.
         333-118792, filed on December 15, 2004.
(13)     Incorporated  by  reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.
(14)     Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.
(15)     Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.
(16)     Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.
(17)     Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(18)     Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.
(19)     Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.
(20)     Incorporated  by  reference to registration statement on Form SB-2,  SEC File No. 333-131832 filed on
         February 14, 2006.
(21)     Incorporated by reference to Current Report on Form 8-K filed on
         February 17, 2006.
(22)     Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No.
         333-131832 filed on May 5, 2006.
(23)     Incorporated  by reference to Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 filed on October 13, 2006.
(24)     Incorporated by reference to Current Report on Form 8-K filed on
         October 17, 2006.
(25)     Incorporated  by reference to Current Report on Form 8-K filed on October 24, 2006 (Note: Exhibit 4.13 is incorrectly numbered in filing as 4.1).
(26)     Incorporated  by reference to Current  Report on Form 8-K filed on January 26, 2007 (Note: Exhibit 10.41 is incorrectly numbered in filing as 10.40).
(27)     Incorporated by reference to Current  Report on Form 8-K filed on April 30, 2007 (Note: Exhibit 10.44 is incorrectly numbered in filing as 10.40).
(28)     Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007 (Note: Exhibit 4.15 is incorrectly numbered in filing as 4.13).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The financial statements for our fiscal years 2007 and 2006 have been audited by Sherb & Co. LLP. The following table shows the fees that we paid or accrued for the audit and tax services provided by Sherb & Co. LLP for fiscal years 2007 and 2006.

                                      Fiscal 2007           Fiscal 2006
                                      -----------           -----------

Audit Fees                              $72,000                $66,000
Audit-Related Fees                            0                      0
Tax Fees                                  5,500                 10,000
All Other Fees                                0                  3,500
                                        -------              ---------
Total                                   $77,500                $79,500

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

Dated:    October 15, 2007
                                 FITTIPALDI LOGISTICS, INC.

                                 By:    /s/ Frank P. Reilly
                                        -------------------
                                 Name:  Frank P. Reilly
                                 Title: Chief Executive Officer,
                                        principal executive officer
                                        and principal financial and
                                        accounting officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                                         Date
---------                           -----                                                         ----
/s/ Frank P. Reilly                 Chief Executive Officer, principal executive officer,
-------------------                 principal financial officer                                  October 15, 2007
Frank P. Reilly

/s/ Richard Hersh                   Director                                                     October 15, 2007
-----------------
Richard Hersh

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Registered Public Accounting Firm                                                F-2

Consolidated Balance Sheet, June 30, 2007                                                              F-3

Consolidated Statements of Operations, Years Ended June 30, 2007 and 2006                              F-4

Consolidated Statement of Changes in Shareholders' Deficit for the Period from
July 1, 2005 through June 30, 2007                                                                     F-5

Consolidated Statements of Cash Flows, Years Ended June 30, 2007 and 2006                              F-6

Notes to Consolidated Financial Statements                                                             F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Fittipaldi Logistics, Inc.

We have audited the accompanying consolidated balance sheet of Fittipaldi Logistics, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Fittipaldi Logistics, Inc. and subsidiaries as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had net losses and cash used in operations of $6,747,950 and $1,458,455, respectively, for the year ended June 30, 2007. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Sherb & Co., LLP
                                                ----------------------------
                                                Certified Public Accountants


Boca Raton, Florida
October 4, 2007

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2007
      ASSETS
      Current assets:
         Cash and cash equivalents                                              $    44,156
         Restricted cash                                                          1,240,461
         Accounts receivable, net of allowance of $199,095                        2,031,392
         Other receivables                                                            6,838
         Prepaid expenses                                                           234,635
                                                                             ---------------
              Total current assets                                                3,557,482

      Property and equipment                                                      1,058,088
           Less: accumulated depreciation                                          (382,941)
                                                                             ---------------
              Net property and equipment                                            675,147

      Software development costs, net of accumulated amortization
           of $207,432                                                            1,290,454
      Deferred financing costs                                                       27,778
      Intangible asset, net of accumulated amortization of $22,434                   23,491
      Restricted cash for interest on debentures                                      2,395
      Other assets                                                                  189,160
                                                                             ---------------
      Total assets                                                              $ 5,765,907
                                                                             ===============
      LIABILITIES AND SHAREHOLDERS' DEFICIT
      Current liabilities:
         Notes payable - short term                                             $ 1,656,939
         Convertible notes payable                                                2,982,000
         Loans payable                                                              100,917
         Lines of credit                                                            761,836
         Accounts payable                                                         1,459,169
         Accrued expenses                                                         1,072,400
         Accrued salaries                                                           307,919
                                                                             ---------------
             Total current liabilities                                            8,341,180
      Long term debt:
         Long term notes payable                                                    163,553
         Convertible notes payable less discount of $50,054                          49,946
                                                                             ---------------
             Total liabilities                                                    8,554,679

      Shareholders' deficit :
      Preferred stock, $.01 par value, 1,000,000 shares authorized:
         Series B convertible preferred stock, $.01 par value, 200,000
            shares authorized; 149,600  shares issued and outstanding                 1,496
         Series C convertible preferred stock, $.01 par value, 20,000
            shares authorized; 832 shares issued and outstanding                          8
         Series D convertible preferred stock, $.01 par value, 40
            shares authorized; 38 shares issued and outstanding                           -
         Series E convertible preferred stock, $.01 par value, 1,600
            shares authorized; 0 shares issued and outstanding                            -
         Series F convertible preferred stock, $.01 par value, 500
            shares authorized; 169 shares issued and outstanding                          2
         Series G convertible preferred stock, $.01 par value, 6
            shares authorized; 2 shares issued and outstanding                            -
         Series H convertible preferred stock, $.01 par value, 1,600
            shares authorized; 70 shares issued and outstanding                           1
         Series I convertible preferred stock, $.01 par value, 100,000
            shares authorized; 100,000 shares issued and outstanding                  1,000
         Series Y convertible preferred stock, $.01 par value, 87,000
            shares authorized; 87,000  shares issued and outstanding                    870
         Common stock, $.001 par value, 250,000,000 shares
            authorized; 149,857,393 issued and outstanding                          149,858
         Deferred compensation                                                      (40,604)
         Additional paid-in capital                                              28,577,918
         Accumulated deficit                                                    (31,479,321)
                                                                             ---------------
             Total shareholders' deficit                                         (2,788,772)
                                                                             ---------------
            Total liabilities and shareholders' deficit                         $ 5,765,907
                                                                             ===============

                  See notes to consolidated financial statements

                          FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         For the Years Ended
                                                                                                June 30,
                                                                         ----------------------------------------------------
                                                                                  2007                        2006
                                                                         ------------------------    ------------------------
Revenue:
Freight transportation                                                              $ 22,671,097                $ 29,972,096
Other revenues                                                                            35,557                      23,169
                                                                         ------------------------    ------------------------

       Total revenue                                                                  22,706,654                  29,995,265

Operating expenses:
   Freight transportation                                                             20,758,010                  26,897,870
   Selling, general and administrative:
        Salaries, benefits and consulting fees                                         3,762,679                   4,211,734
        Impairment expense                                                               337,408                     229,527
        Other selling, general and administrative                                      2,106,645                   2,431,258
                                                                         ------------------------    ------------------------

       Total operating expenses                                                       26,964,742                  33,770,389
                                                                         ------------------------    ------------------------

       Loss from operations                                                           (4,258,088)                 (3,775,124)
                                                                         ------------------------    ------------------------

Other income (expense):
   Loss on asset disposal                                                                (23,649)                      1,415
   Forgiveness of debt                                                                   (97,384)                          -
   Gain on settlement of debt                                                             81,777                           -
   Litigation settlement                                                                 (22,274)                          -
   Interest income                                                                         4,400                           -
   Interest expense, net                                                              (2,432,922)                 (1,826,726)
   Other income (expense)                                                                    190                       2,906
                                                                         ------------------------    ------------------------

       Total other expense                                                            (2,489,862)                 (1,822,405)
                                                                         ------------------------    ------------------------

Net loss                                                                            $ (6,747,950)               $ (5,597,529)
                                                                         ========================    ========================

Preferred stock dividend                                                                       -                     (77,800)
                                                                         ------------------------    ------------------------

Net loss available to common shareholders                                           $ (6,747,950)               $ (5,675,329)
                                                                         ========================    ========================

Loss per share-basic and diluted                                                    $      (0.06)               $      (0.09)
                                                                         ========================    ========================

Weighted average shares outstanding
      - basic and diluted                                                            120,218,735                  60,007,425
                                                                         ========================    ========================

             See notes to consolidated financial statements
                                      F-4

                                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006



                        Series B Stock Series C Stock Series D Stock Series E Stock Series F Stock Series G Stock Series H Stock
                        -------------- -------------- -------------- -------------- -------------- -------------- --------------
                        Shares  Amount Shares Amount  Shares Amount  Shares  Amount Shares  Amount Shares Amount  Shares Amount
                        ------  ------ ------ ------  ------ ------  ------  ------ ------  ------ ------ ------  ------ ------
Balance, June 30, 2005   168,200 $1,682  832    $ 8      -   $ -       -      $-        -   $ -       -    $ -       -    $ -

Conversion of
  Series B
  preferred stock
  to common stock        (12,600)  (126)   -      -      -     -       -       -        -     -       -      -       -      -

Sale of units of common
  stock and warrants           -      -    -      -      -     -       -       -        -     -       -      -       -      -

Conversion of notes and
  accrued interest to
  common stock                 -      -    -      -      -     -       -       -        -     -       -      -       -      -

Common stock issued
  for services
  and note settlement          -      -    -      -      -     -       -       -        -     -       -      -       -      -

Common stock issued
  for services                 -      -    -      -      -     -       -       -        -     -       -      -       -      -

Options and warrants
  issued for services          -      -    -      -      -     -       -       -        -     -       -      -       -      -

Amortization of
  deferred compensation        -      -    -      -      -     -       -       -        -     -       -      -       -      -

Warrants issued for
  discount on
  notes payable                -      -    -      -      -     -       -       -        -     -       -      -       -      -

Accrual of value of
  common stock for
  Series B preferred
  dividend                     -      -    -      -      -     -       -       -        -     -       -      -       -      -

Net loss                       -      -    -      -      -     -       -       -        -     -       -      -       -      -
                         -------  -----  ---   ----    ---    --     ---    ----   ------   ---    ----    ---    ----  -----
Balance, June 30, 2006   155,600  1,556  832      8      -     -       -       -        -     -       -      -       -      -
                         =======  =====  ===   ====    ===    ==     ===    ====   ======   ===    ====    ===    ====  =====

Conversion of notes
  and accrued
  interest to
  common stock                 -      -    -      -      -     -       -       -        -     -       -      -       -      -

Conversion of notes
  and accrued
  interest to Series F
  preferred stock              -      -    -      -      -     -       -       -       61     -       -      -       -      -

Conversion of notes and
  accrued interest
  to Series H
  preferred stock              -      -    -      -      -     -       -       -        -     -       -      -      70      1

                        Series B Stock Series C Stock Series D Stock Series E Stock Series F Stock Series G Stock Series H Stock
                        -------------- -------------- -------------- -------------- -------------- -------------- --------------
                        Shares  Amount Shares Amount  Shares Amount  Shares  Amount Shares  Amount Shares Amount  Shares Amount
                        ------  ------ ------ ------  ------ ------  ------  ------ ------  ------ ------ ------  ------ ------
Conversion of notes and
  accrued interest
  to Series G
  preferred stock              -      -    -      -      -     -       -       -        -     -       6      -       -      -

Conversion of notes and
  accrued interest
  to Series D
  preferred stock              -      -    -      -     14     -       -       -        -     -       -      -       -      -

Conversion of Series B
  preferred stock
  to common stock         (6,000)   (60)   -      -      -     -       -       -        -     -       -      -       -      -

Conversion of Series D
  preferred stock
  to common stock              -      -    -      -     (2)    -       -       -        -     -       -      -       -      -

Conversion of Series F
  preferred stock
  to common stock              -      -    -      -      -     -       -       -      (54)    -       -      -       -      -

Conversion of Series G
  preferred stock
  to common stock              -      -    -      -      -     -       -       -        -     -      (4)     -       -      -

Issuance of common
  stock for accrued
  expenses                     -      -    -      -      -     -       -       -        -     -       -      -       -      -

Issuance of common
  stock for exercise of
  stock options                -      -    -      -      -     -       -       -        -     -       -      -       -      -

Issuance of common
  stock for services           -      -    -      -      -     -       -       -        -     -       -      -       -      -

Issuance of Series F
  preferred Stock
  for cash                     -      -    -      -      -     -       -       -      162     2       -      -       -      -

Issuance of Series D
   preferred Stock
   for cash                    -      -    -      -     26     -       -       -        -     -       -      -       -      -

Issuance of Series I
 Preferred Stock as
 collateral for a
 note payable                  -      -    -      -      -     -       -       -        -     -       -      -       -      -

Fair value of options
  issued to employees          -      -    -      -      -     -       -       -        -     -       -      -       -      -

Issuance of stock
  warrants for services        -      -    -      -      -     -       -       -        -     -       -      -       -      -

Issuance of stock
  warrants for
  license rights               -      -    -      -      -     -       -       -        -     -       -      -       -      -

Issuance of stock
  warrants issued in
  connection with a
  severance agreement          -      -    -      -      -     -       -       -        -     -       -      -       -      -

Amortization of
  deferred compensation        -      -    -      -      -     -       -       -        -     -       -      -       -      -

Beneficial conversion
  for convertible
  notes payables               -      -    -      -      -     -       -       -        -     -       -      -       -      -

Net loss                       -      -    -      -      -     -       -       -        -     -       -      -       -      -
                         -------  -----  ---   ----    ---    --     ---    ----   ------   ---    ----    ---    ----  -----
Balance, June 30, 2007   149,600 $1,496  832    $ 8     38   $ -       -     $ -      169    $2       2    $ -      70    $ 1
                         =======  =====  ===   ====    ===    ==     ===    ====   ======   ===    ====    ===    ====  =====

(RESTUBBED TABLE)
                          Series I Stock   Series Y Stock      Common Stock                               Accumu-
                          --------------   --------------      ------------      Deferred    Paid-in      lated
                          Shares   Amount Shares    Amount  Shares     Amount  Compensation  Capital      Deficit        Total
                          ------   ------ ------    ------  ------     ------  ------------  -------      -------        -----
Balance, June 30, 2005        -   $    -   87,000   $ 870  66,134,026  $66,132 $(143,595)   $17,797,776 ($19,056,042) $(1,333,169)

Conversion of
  Series B
  preferred stock
  to common stock             -        -        -       -     252,000      252         -           (126)           -            -

Sale of units of common
  stock and warrants          -        -        -       -   9,908,333    9,908         -      1,250,092            -    1,260,000

Conversion of notes and
  accrued interest to
  common stock                -        -        -       -   2,387,431    2,387         -        253,044            -      255,431

Common stock issued
  for services
  and note settlement         -        -        -       -   1,515,960    1,517         -        239,048            -      240,565

Common stock issued
  for services                -        -        -       -   4,150,000    4,150  (518,480)       514,330            -            -

Options and warrants
  issued for services         -        -        -       -           -        -  (440,045)       597,890            -      157,845

Amortization of
  deferred compensation       -        -        -       -           -        -   693,224              -            -      693,224

Warrants issued for
  discount on
  notes payable               -        -        -       -           -        -         -      1,428,200            -    1,428,200

Accrual of value of
  common stock for
  Series B preferred
  dividend                    -        -        -       -           -        -         -              -      (77,800)     (77,800)

Net loss                      -        -        -       -           -        -         -              -   (5,597,529)  (5,597,529)
                        -------  -------  -------   ----- ----------- -------- ---------  -------------  -----------   ----------
Balance, June 30, 2006        -        -   87,000     870  84,347,750   84,346  (408,896)    22,080,254  (24,731,371)  (2,973,233)
                        =======  =======  =======   ===== =========== ======== =========  =============  ===========   ==========

Conversion of notes
  and accrued
  interest to
  common stock                -        -        -       -  46,083,404   46,086         -        993,096            -    1,039,182

Conversion of notes
  and accrued
  interest to Series F
  preferred stock             -        -        -       -           -        -         -        665,067            -      665,067

Conversion of notes and
  accrued interest
  to Series H
  preferred stock             -        -        -       -           -        -         -        196,618            -      196,619

                          Series I Stock   Series Y Stock      Common Stock                               Accumu-
                          --------------   --------------      ------------      Deferred    Paid-in      lated
                          Shares   Amount Shares    Amount  Shares     Amount  Compensation  Capital      Deficit        Total
                          ------   ------ ------    ------  ------     ------  ------------  -------      -------        -----
Conversion of notes and
  accrued interest
  to Series G
  preferred stock             -        -        -       -           -        -         -        150,000            -      150,000

Conversion of notes and
  accrued interest
  to Series D
  preferred stock             -        -        -       -           -        -         -        340,000            -      340,000

Conversion of Series B
  preferred stock
  to common stock             -        -        -       -     120,000      120         -            (60)           -            -

Conversion of Series D
  preferred stock
  to common stock             -        -        -       -   2,000,000    2,000         -         (2,000)           -            -

Conversion of Series F
  preferred stock
  to common stock             -        -        -       -  10,995,400   10,995         -        (10,995)           -            -

Conversion of Series G
  preferred stock
  to common stock             -        -        -       -   4,000,000    4,000         -         (4,000)           -            -

Issuance of common
  stock for accrued
  expenses                    -        -        -       -   1,662,687    1,663         -         86,137            -       87,800

Issuance of common
  stock for exercise of
  stock options               -        -        -       -     500,000      500         -         12,000            -       12,500

Issuance of common
  stock for services          -        -        -       -     148,152      148         -         12,801            -       12,949

Issuance of Series F
  preferred Stock
  for cash                    -        -        -       -           -        -         -        805,998            -      806,000

Issuance of Series D
   preferred Stock
  for cash                    -        -        -       -           -        -         -        660,000            -      660,000

Issuance of Series I
 Preferred Stock as
 collateral for a
 note payable            100,000   1,000        -       -           -        -         -        (1,000)            -            -

Fair value of options
  issued to employees         -        -        -       -           -        -         -     1,157,270             -    1,157,270

Issuance of stock
  warrants for services       -        -        -       -           -        -         -       148,035             -      148,035

Issuance of stock
  warrants for
  license rights              -        -        -       -           -        -         -      393,097              -      393,097

Issuance of stock
  warrants issued in
  connection with a
  severance agreement         -        -        -       -           -        -         -      534,600              -      534,600

Amortization of
  deferred compensation       -        -        -       -           -        -   368,292            -              -      368,292

Beneficial conversion
  for convertible
  notes payables              -        -        -       -           -        -         -      361,000              -      361,000

Net loss                      -        -        -       -           -        -         -            -     (6,747,950)  (6,747,950)
                        -------  -------  -------   ----- ----------- -------- ---------  -----------   ------------  -----------
Balance, June 30, 2007  100,000   $1,000   87,000   $ 870 149,857,393 $149,858 $ (40,604) $28,577,918   $(31,479,321) $(2,788,772)
                        =======  =======  =======   ===== =========== ======== =========  ===========   ============  ===========

                     See notes to consolidated financial statements

                      FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               For the Years Ended
                                                                                                     June 30,
                                                                                           --------------------------
                                                                                               2007           2006
                                                                                           -----------     ----------
Cash flows from operating activities:
   Net loss                                                                                $(6,747,950)   $(5,597,529)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                           132,864        117,048
        Amortization of software development costs                                              54,092         54,093
        Amortization of intangible asset                                                        75,017        138,636
        Amortization of deferred compensation                                                  368,292        693,224
        Amortization of deferred financing costs                                                72,947        417,052
        Amortization of discount on notes payable                                            1,309,586        717,238
        Impairment of intangible assets                                                        337,408        229,527
        Loss on asset disposal                                                                  23,649             --
        Increase in allowance for doubtful accounts                                            101,808         66,429
        Loss on forgiveness of debt                                                             97,384             --
        Gain on settlement of debt                                                             (48,500)            --
        Issuance of stock options and warrants for services                                  1,305,305        157,845
        Interest expense in connection with the conversion of notes payable
           into preferred stock                                                                480,528             --
        Issuance of common stock for services, interest and litigation settlement               12,949        198,565
        Changes in operating assets and liabilities:
            Decrease (increase) in restricted cash                                              54,646       (195,107)
            Decrease (increase) in accounts receivable                                         637,879     (1,717,970)
            Decrease (increase) in other receivable                                             (6,838)            --
            Decrease in prepaid expenses                                                        36,172       (171,212)
            Decrease (increase) in other assets                                                264,068        (84,317)
           (Decrease) increase in accounts payable and accrued expenses                        (19,761)     1,474,513
                                                                                           -----------    -----------

               Net cash used in operating activities                                        (1,458,455)    (3,501,965)
                                                                                           -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                                         (96,445)      (106,034)
   Capitalized costs of software development                                                  (311,020)      (362,463)
                                                                                           -----------    -----------

               Net cash used in investing activities                                          (407,465)      (468,497)
                                                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of $0
       and $0, respectively                                                                    465,000        910,000
   Repayments of convertible promissory notes                                                 (525,000)            --
   Proceeds from promissory notes                                                              646,000        550,000
   Proceeds from notes receivable                                                                   --         50,000
   Repayments of  loans payable                                                                (56,925)      (404,500)
   Proceeds from loans payable                                                                  43,992             --
   Proceeds from exercise of stock options                                                      12,500             --
   Proceeds from line of credit net of costs of $0 and $0, respectively                             --        795,627
   Repayments of promissory notes                                                              (19,458)            --
   Repayments of line of credit                                                               (150,451)            --
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0,  respectively                                                                  1,466,000             --
   Proceeds from sale of common stock and warrants net of costs of $0
      and $0,  respectively                                                                         --      1,260,000
                                                                                           -----------    -----------

               Net cash provided by financing activities                                     1,881,658      3,161,127
                                                                                           -----------    -----------

               Net increase (decrease) in cash and cash equivalents                             15,738       (809,335)

Cash and cash equivalents, beginning of year                                               $    28,418    $   837,753
                                                                                           -----------    -----------

Cash and cash equivalents, end of year                                                     $    44,156    $    28,418
                                                                                           ===========    ===========

                                                                                               For the Years Ended
                                                                                                     June 30,
                                                                                           --------------------------
                                                                                               2007           2006
                                                                                           -----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

   Cash paid for:
             Interest                                                                      $   368,703    $   461,515
                                                                                           ===========    ===========
             Income taxes                                                                  $        --    $     8,760
                                                                                           ===========    ===========

   Non-cash investing and financing activities:
             Conversion of notes and accrued interest to common stock                      $ 1,039,182    $   461,515
                                                                                           ===========    ===========
             Conversion of notes and accrued interest to preferred stock                   $ 1,351,686    $        --
                                                                                           ===========    ===========
             Common stock and warrants for services rendered in future                     $        --    $   958,525
                                                                                           ===========    ===========
             Common stock issued for accrued expenses                                      $    87,800    $        --
                                                                                           ===========    ===========
             Issuance of stock warrants for license rights                                 $   393,097    $        --
                                                                                           ===========    ===========
             Issuance of stock warrants issued in connection with
                a severance agreement                                                      $   534,600    $        --
                                                                                           ===========    ===========
             Issuance of notes payable for acquisition of equipment                        $   352,300    $        --
                                                                                           ===========    ===========
             Common stock issued for note settlement                                       $        --    $    42,000
                                                                                           ===========    ===========
             Warrants issued for discount on notes payable                                 $        --    $ 1,428,200
                                                                                           ===========    ===========

                     See notes to consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

Organization
------------
Fittipaldi Logistics, Inc. (the "Company") is a Nevada corporation that was incorporated on October 28, 1987 as Jaguar Investments, Inc. On March 11, 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. On May 8, 2003, the Company changed its name to Power2Ship, Inc. Then, on October 11, 2006, the Company merged with a Fittipaldi Logistics, Inc., a newly formed Nevada corporation and, effective November 9, 2006, changed its name to Fittipaldi Logistics, Inc.

The Company is a third party logistics services provider and a developer of web-based applications that provide pertinent, real-time information to the worldwide transportation and security industries. These applications rely on telematics to collect various pieces of vehicle and container-based data and integrate it with information gathered from various disparate legacy systems across the supply chain. The data is then synthesized and reformatted into valuable, actionable information, and delivered to appropriate end-users across the logistics value chain through secure web-based applications. Specific offerings include: vehicle tracking, inventory/asset visibility, secure trucking, matching available freight with available trucks, and many others. In addition, through Fittipaldi Environmental Solutions, the Company has adapted its technology to provide critical information enabling verification of fuel savings and reduction of harmful emissions as well as monitoring of driver performance that, when improved, can result in significant fuel savings.

On February 25, 2005, the Company formed a wholly owned subsidiary, Fittipaldi Carriers, Inc., formerly P2S Holdings, Inc., a Florida corporation. Then, on March 21, 2005, a wholly owned subsidiary of Fittipaldi Carriers, Inc., Commodity Express Transportation, Inc. ("CXT"), a Delaware corporation formed on March 21, 2002, acquired certain assets and liabilities of Commodity Express Transportation, Inc., a South Carolina corporation (see Note 4 "Intangible Assets" for further details). CXT is licensed by the United States Department of Transportation as a motor carrier and a broker, arranging for transportation of freight (except household goods) by motor carriers. CXT is engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT presently serves the southeastern United States from its South Carolina base with a fleet, as of June 30, 2007, of 85 tractors comprised of 67 leased units and 18 owner-operator units with which it has independent contractor lease agreements and 287 trailers. In addition, CXT rents a 137,000 square foot warehouse facility in South Carolina to service its largest customer and provides freight transportation brokerage services through a wholly owned subsidiary of CXT, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005.

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

The accompanying audited financial statements for the period ended June 30, 2007 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-KSB. The Company has experienced losses and negative cash flows from operations since its inception. As of June 30, 2007, it had an accumulated deficit of $31,479,321 and a shareholders' deficit of $2,788,772. Also, the report of the Company's independent registered public accounting firm on its financial statements for fiscal year 2007 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation
---------------------------
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Reclassifications
-----------------
Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' deficit.

Use of Estimates
----------------
In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during fiscal year 2007 and 2006 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings and the valuation and related amortization of software development costs and intangible assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 63.

Cash and Cash Equivalents
-------------------------
The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
Management estimates the amount of required allowances for potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. The allowance for doubtful accounts at June 30, 2007 and 2006 was $199,095 and $97,287, respectively.

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs of the assets are charged to expense as incurred.

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

         Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading which for the vast majority of the Company's shipments occurs on the same day as the goods are picked up. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

Loss Per Common Share
---------------------
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had 271,822,306 and 125,110,006 outstanding options, warrants and shares issuable upon conversion of outstanding convertible debt and preferred stock as of June 30, 2007 and 2006, respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

Stock-Based Compensation
------------------------
Effective March 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to March 31, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

The following table sets forth the computation of basic and diluted loss per share for the year ended June 30, 2006 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                              2006
                                                        ---------------
         Net loss as reported                           $   (5,597,529)
         Less: total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax effect         (22,861)
                                                        ---------------

         Pro forma net loss                             $   (5,411,999)
                                                        ===============

         Basic and diluted loss per share:
                     As reported                        $         (.09)
                                                        ===============
                      Pro forma                         $         (.09)
                                                        ===============

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. During fiscal year 2007, the Company recorded an impairment expense of $337,408 to recognize management's assessment that there was no continuing value associated with its License Agreement with EF Marketing, LLC and Emerson Fittipaldi. At June 30, 2007, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for fiscal years 2007 and 2006.

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

At June 30, 2007, the net book value of capitalized software development costs was $1,290,454. Amortization of software development costs was $54,092 and $54,093 for fiscal years 2007 and 2006, respectively.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per account per institution. At June 30, 2007, the Company's cash balances did not exceed the insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at June 30, 2007. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Recent accounting pronouncements
--------------------------------
In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During fiscal years 2007 and 2006, the Company incurred losses from operations of $4,258,088 and $3,775,124, respectively and, for the same periods, had negative cash flows from operations of $1,458,455 and $3,501,965, respectively. The Company is attempting to increase sales in order to generate sufficient cash flow to support its daily operations. Since its inception, however, it has been unable to do so and cannot predict when or if it will be able do so. Management intends to continue raising additional funds with private placements of its debt and equity securities to accredited investors to fund its negative cash flow from operations. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONCENTRATIONS

During fiscal years 2007 and 2006, one customer accounted for approximately 62% and 53%, respectively, of the Company's revenue and that same customer accounted for $321,069 or approximately 19% of accounts receivable, net of allowance, as of June 30, 2007. During fiscal year 2006, a second customer accounted for approximately 11% of the Company's revenue. No other customer accounted for more than 10% of revenue or accounts receivable during these fiscal years.

NOTE 5 - INTANGIBLE ASSETS

In October 2006, the Company entered into an Amendment to a License Agreement dated March 1, 2005 with EF Marketing, LLC and Emerson Fittipaldi. The Amendment included provisions providing the Company with the exclusive right to use the property licensed from EF Marketing globally rather than solely in the United States and its territories and the right to change its corporate name to include the name Fittipaldi. Also, the term of the License Agreement was extended indefinitely. In consideration for these and other amendments, the Company agreed to provide EF Marketing with a percentage of the net operating cash (as defined in the Amendment) generated by the Company's operations, a five-year warrant to purchase 8,000,000 shares of its common stock at an exercise price of $0.025 per share. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $0.049 per share or $393,097 and, accordingly, recorded an intangible asset of $393,097 that was being amortized over its useful life assumed to be 5 years. Amortization expense during fiscal year 2007 was $55,689. At June 30, 2007, the Company recorded an impairment expense of $337,408 to recognize management's assessment that there was no continuing value associated with the License Agreement.

In March 2005, the Company allocated $89,874 of the purchase price for certain assets of Commodity Express Transportation, Inc. These intangible assets are being amortized over their estimated useful lives of 5 years. In March 2006, the Company determined that the net realizable value of the intangible assets of Commodity Express Transportation, Inc. should be reduced to $45,925 and recorded $43,949 of impairments to intangible assets. Amortization expense during fiscal year 2007 of $22,434 has reduced the net book value of these intangible assets to $23,491 as of June 30, 2007

Also, in March 2005, the Company allocated $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer lists of these businesses. These intangible assets were being amortized over their estimated useful lives of 5 years. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $38,700 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. Based on this settlement, the Company determined that the net realizable value of the intangible assets purchased from GFC should be reduced to $220,933 and recorded impairment to intangible assets of $113,667. Power2Ship Intermodal ceased operations effective June 30, 2006 and the Company recorded $185,578 of impairment to reduce the intangible assets to $0.

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock that was issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which was amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements. The net book value of this intangible asset was $0 as of June 30, 2007.

The Company recorded amortization expense for all of its intangible assets for fiscal years 2007 and 2006 of $75,017 and $138,636, respectively. The Company recorded impairment expense for fiscal years 2007 and 2006 of $337,408 and $229,527. At June 30, 2007, future amortization expense for the remaining intangible assets is as follows:

                           Fiscal years
                           ------------
                                2008                      $   9,185
                                2009                          9,185
                                2010                          5,121
                                                          ---------
                                                          $  23,491
                                                          =========

Since fiscal year 2003, the Company has capitalized a total of $1,497,886 of its software development costs. In March and December 2003, the Company began amortizing $90,665 and $179,799, respectively, of these capitalized software development costs over 60 months. The accumulated amortization taken on this software through June 30, 2007 was $207,432 leaving a net book value of $63,032. Amortization has not commenced on the remaining $1,227,422 of software development costs. At June 30, 2007, future amortization expense is as follows:

                           Fiscal years
                           ------------
                                2008                      $ 48,049
                                2009                        14,983
                                                         ---------
                                                         $  63,032
                                                         =========

NOTE 6 - RELATED PARTY TRANSACTIONS

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

In September 2006, David S. Brooks, the Company's former Chief Executive Officer, entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. During fiscal year 2007, Mr. Brooks was paid $32,500. The Company recorded $73,750 in accrued salary for Mr. Brooks as of June 30, 2007. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction. In June 2007, Mr. Brooks resigned as an officer and director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company.

In September 2006, S. Kevin Yates, the Company's former Chief Operating Officer, entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. During fiscal year 2007, Mr. Yates was paid $42,500. The Company recorded $63,750 in accrued salary for Mr. Yates as of June 30, 2007. In June 2007, Mr. Yates resigned as an officer and director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company.

In September 2006, the Company terminated its employment agreement with Michael Darden, its former President. Thereafter, Mr. Darden resigned as a Director of the Company and its subsidiaries. In October 2006, Mr. Darden filed a lawsuit in Broward County, Florida naming as defendant Freight Rate, Inc., d/b/a Power2Ship, Inc. and alleging breach of his employment agreement. Pursuant to a mediation held in May 2007, the litigation between former employee Darden and the Company was amicably settled. The case has been dismissed and all allegations of wrongdoing by Darden as set forth in the Company's previous filings and counterclaim have been withdrawn. The parties provided each other with mutual releases of all claims with the exception of the agreed upon payments totaling $65,000 the Company agreed to pay Mr. Darden in three installments within 90 days of the mediation agreement. In addition to the aforementioned payments, the Company forgave $50,000 in accounts receivable from Mr. Darden that was recorded as a reduction to other receivables and wrote off $92,726 in accrued salary to Mr. Darden that was recorded as other income during fiscal year 2007. As of June 30, 2007, the Company owed Mr. Darden $40,000.

In August 2006, prior to joining the Company as executive officers and employees, David S. Brooks and Kevin Yates, the Company's former Chief Executive Officer and Chief Operating Officer, respectively, entered into a consulting agreement to provide the Company with business advisory services including strategic evaluation, planning and advice, fund-raising support, sales and marketing support, contract negotiation and business development. The term of the agreement was 12 months with an optional six-month extension. Subject to the successful completion of various financing activities the Company is pursuing, the Company agreed to pay each of them a fee of $100,000.

In April 2005, Richard Hersh, the former Company Chief Executive Officer and Michael J. Darden, the former Company President, were granted options providing each of them with the right to purchase ten percent of the shares of common stock of Commodity Express Transportation, Inc., our wholly owned subsidiary, for an exercise price of $60,000 expiring three years from the date these options were granted. In September 2006, Mr. Hersh entered into a Separation and Severance Agreement that, among other terms and conditions, cancelled his option to purchase shares of Commodity Express Transportation, Inc. In May 2007, the Company entered into a Mediated Settlement Agreement with Mr. Darden that, among other terms and conditions, cancelled his option to purchase shares of Commodity Express Transportation, Inc.

Pursuant to our agreement to acquire certain assets and liabilities of Commodity Express Transportation, Inc. in March 2005, we entered into an employment agreement with William A. Stokes, President of CXT and the founder and previous President and owner of the company from which we acquired CXT (see Note 10 - Employment Agreements). In addition, we entered into several other agreements with entities affiliated with Mr. Stokes including:

     - a commercial lease to rent approximately 5,000 square feet of office space in West Columbia, South Carolina to serve as the principal executive offices of CXT. The lease has a term of five years with a one year extension at our option. Further, we have the right to immediately terminate the lease in the event that the contract with Amcor PET Packaging ("Amcor"), our largest customer, is not renewed. The monthly rent is $4,200 during the five-year initial term and $5,040 during the one-year option period. Also, we agreed to pay, prior to the respective due dates thereof, all insurance premiums, charges, costs, expenses and payment required to be paid in accordance with the lease. The lease agreement contains customary default provisions and requires the prior written consent of the landlord to alter the property or to assign the lease to unaffiliated third parties.

     - an equipment lease agreement to lease 181 commercial trailers used to haul dry commodities. The monthly lease charges range from $170 to $240 per trailer and total $35,190 per month at the beginning of the lease term. The lease expiration dates range from March 2006 to March 2010. The agreement contains customary default provisions, requires the lessor to pay for any damage to an individual trailer in excess of $250 and requires us to maintain and repair the trailers and tires as needed.

     - a consulting agreement to have Mr. Stokes maintain and build the business relationship with Amcor and to work on other matters as requested by the Chief Executive Officer and Board of Directors of CXT. The term of the agreement is five years and it may be extended for two successive one-year periods. The monthly compensation associated with the agreement equals a percentage of the gross revenue of CXT.

     - an agreement that engages CXT as the exclusive carrier for Mr. Stokes' freight brokerage company. The agreement terminates the earlier of March 20, 2010 or when the agreement between Mr. Stokes' company and Amcor is no longer effective. The compensation for this agreement is a percentage of the revenue CXT derives from Amcor.

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

NOTE 7 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

                                                             Estimated Useful
                                                              Life (in years)
                                                              ---------------
Computer hardware and software                $   179,321            5
Vehicles                                           21,694            5
Machinery and equipment                           765,219          3 to 5
Furniture and fixtures                             88,826            7
Leasehold improvements                              3,028            4
                                              -----------
                                                1,058,088
   Less:  Accumulated depreciation               (382,941)
                                              -----------
                                              $   675,147
                                              ===========

Depreciation expense was $132,864 and $117,048 for fiscal years 2007 and 2006, respectively.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of June 30, 2007, the balance on CXT's revolving line of credit with Branch Banking and Trust Company was $761,836. This asset-based line of credit permits CXT to borrow 85% of eligible accounts receivable up to a maximum of $3,000,000. The variable interest rate on the outstanding balance equals the bank's prime rate plus 1%. The line of credit expires on October 25, 2007.

As of June 30, 2007, the Company had short term notes payable of $1,656,939 which consisted of:

     - $1,250,000 of a 16% secured promissory note due February 8, 2008 issued in May 2007 to one investor. $1,000,000 was placed in an escrow account for release only if included in the final payment to the holder of the Company's 5% Series B secured convertible debentures. The Company also agreed to assign the investor $400,000 principal amount of 5% Series B secured convertible debentures, as amended to reduce the conversion price to $0.025 per share. The note is secured by a primary or secondary lien in the Company's assets excluding those assets owned by its subsidiary Fittipaldi Carriers, Inc. and 100,000 shares of Series I preferred stock convertible into 50,000,000 shares of common stock of the Company to be held in an escrow account. One-half of these preferred shares are to be released to the Company from escrow upon exercise of the Company's option to purchase 13,000,000 escrowed shares from the holder of the Company's 5% Series B secured convertible debentures for $400,000. The remainder of these preferred shares are to be released to the Company upon full repayment of the note and interest by the maturity date or, if not repaid by then, 5,000 shares will be released to the investor commencing on the due date and on each monthly anniversary thereafter if the note and interest have not been repaid in full by such dates.

     - $320,000 of 12% short term unsecured promissory notes issued to five investors of which $100,000 was placed in an escrow account for release only if included in the final payment to the holder of the Company's 5% Series B secured convertible debentures.

     - $31,500 owed to the seller of the business which became Power2Ship Intermodal, Inc. that payable $1,500 per month for 24 months commencing in March 2006. $0 was paid during fiscal year 2007.

     - $55,439 from two secured promissory notes totaling $238,450 issued by CXT in January and March 2007 related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of June 30, 2007, the outstanding balance of these notes was $218,992 of which $163,553 was recorded as long term notes payable.

As of June 30, 2007, the Company had convertible notes payable of $2,982,000 which consisted of:

     - $1,057,000 of 14.25% secured convertible debentures, and accrued interest thereon, after an aggregate of $540,000 was converted during fiscal year 2007 into shares of preferred stock or repaid. $952,000 of these debentures had become or was past due and the maturity date for the remaining $105,000 was amended to December 31, 2007. If the Company receives notice of noncompliance and potential default from any of its debenture holders, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

         The $540,000 decrease in the outstanding balance of these debentures resulted from:

     - Six debenture holders converting $260,000 and $25,260 of accrued interest thereon, into approximately 57 shares of Series F convertible preferred stock. These conversions resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $353,807.

     - One debenture holder converting $65,000, and $4,898 of accrued interest thereon, into approximately 70 shares of Series H convertible preferred stock. This conversion resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $126,721.

     - Three debenture holders converting $155,000 of their debentures, and $3,404 of accrued interest thereon, into 6,336,145 shares of common stock. These debenture holders were three of the five investors that purchased an aggregate of $465,000 of these 14.25% secured convertible debentures in private transactions from six debenture holders. Upon the consummation of these transactions, the Company and new holders agreed to revise the debentures to change the maturity date to June 30, 2007 and reduce the conversion price to $0.025 per share. The revision of the conversion price resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $361,000.

     -   One debenture holder being repaid $60,000.

     - $1,750,000 of the Company's Series B 5% secured convertible debentures, after the sole holder converted $150,000 of these debentures during fiscal year 2007 into 4,166,245 shares of common stock. These debentures were not repaid when due in June and September 2006. In January 2007, the Company entered into an agreement pursuant to which the debenture holder agreed not to exercise its rights of conversion under, or accrue further interest on, the debentures until June 30, 2007, subject to the Company paying the outstanding balance of $350,000 of its 14.25% secured convertible debentures held by the debenture holder over a four month period commencing February 1, 2007 and, thereafter, paying the debenture holder a lump sum of $2,000,000 and issuing the debenture holder 13,000,000 shares of its common stock by June 30, 2007. The Company made the required payments in February through May 2007 totaling $240,000 and in June 2007 entered into a supplement to its agreement with the debenture holder pursuant to which it agreed to make a final payment of $1,800,000 and grant the holder a warrant to purchase 5,000,000 shares of common stock for $0.03 per share that expires in July 2011, in addition to issuing the holder 13,000,000 shares of common stock, in full settlement of all obligations to this debenture holder (see Note 13 - Subsequent Events).

     - $175,000 of 8% unsecured convertible promissory notes, and accrued interest thereon, due on June 30, 2006. The note holder has notified the Company that it is seeking to accelerate full repayment of the note and accrued interest and, if not repaid, may pursue all available remedies. This acceleration request and certain actions that may be taken by the note holder may result in acceleration of other Company obligations to other parties. We are seeking to negotiate a settlement with the note holder but cannot assure you that we will be able to do so and, may not be in a position to arrange alternative financing to satisfy this note and obligations to other parties that may become accelerated.

As of June 30, 2007, the Company had short term loans payable of $100,917 which consisted of:

     - $56,925 related to the purchase of 275 trailer tracking devices in March 2007 by CXT for $113,850 with no interest payable in four installments of $28,462.50 at the end of March, June, September and December 2007. The first two installments were paid during fiscal year 2007 and

     - $43,992 related to the purchase of five tractors in May 2007 by CXT for $46,350 with an interest rate of prime plus 1% payable $2,786 plus interest per month for 18 months.

As of June 30, 2007, the Company had long term debt of $213,499 which consisted of:

     - $163,533 from two secured promissory notes issued by CXT in January and March 2007 for $154,518 and $134,442, respectively, related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of June 30, 2007, the outstanding balance of these notes was $218,992 of which $55,439 was recorded as short-term notes payable and

     - $49,946 from $100,000 of our Series D 8% unsecured convertible debentures less the remaining balance of the discount of $50,054 related to the beneficial conversion provision associated with the debenture. During fiscal year 2007, five debenture holders converted an aggregate of $590,000 principal amount of Series D 8% unsecured convertible debentures, and $24,228 of accrued interest thereon, into 29,753,574 shares of common stock and three debenture holders exchanged an aggregate of $250,000 of these debentures into $250,000 of Series D convertible preferred stock.

During fiscal year 2007, the following other debt-related transactions occurred:

     - Two debenture holders converted an aggregate of $105,000 principal amount of Series C 10% unsecured, convertible debentures, and $11,549 of accrued interest thereon, into 5,827,440 shares of common stock and two debenture holders exchanged an aggregate of $40,000 of debentures into $40,000 of Series D convertible preferred stock. The outstanding balance of Series C convertible debentures as of June 30, 2007 was $0.

     - a $40,000 short-term 10% unsecured promissory note was issued to one accredited investor in August 2006. In October 2006, the holder exchanged the $40,000 note for 1.6 shares of the Series D convertible preferred stock.

     - $36,000 of short-term 10% unsecured promissory notes was issued to five investors in July 2006. In October, one holder exchanged a $10,000 note for 0.4 shares of the Series D convertible preferred stock and the other four holders exchanged $26,000 of these notes for 5.2 shares of Series F convertible preferred stock.

     - a $50,000 short-term 10% unsecured promissory note issued to one investor in June 2006 was exchanged in September 2006 for two shares of the Series D convertible preferred stock.

     - a $115,000 8% convertible promissory note and accrued interest thereon, was forgiven in September 2006 by Richard Hersh, the Company's Chairman of the Board of Directors and former Chief Executive Officer, upon the Company entering into a Separation and Severance Agreement with him in which he agreed to settle all outstanding claims against the Company and to permit the cancellation of all options previously granted to him in consideration for $20,000 and a five-year warrant to purchase 11,000,000 shares of common stock for $0.025 per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases tractors and trailers under operating leases with terms ranging from two to ten years. At June 30, 2007, minimum future lease commitments were as follows:

            Fiscal Years
            ------------
            2008                  $  1,271,160
            2009                       921,960
            2010                       689,390
            2011                       265,448
            2012                        77,100
                                  ------------
                                  $  3,225,058
                                  ============

The Company leases office space in Boca Raton, Florida under a two-year operating lease terminating at the end of December 2008. At June 30, 2007, the minimum future payments associated with this lease was as follows:

       Fiscal Years
       ------------
            2008                  $ 33,228
            2009                    16,940
                                  --------
                                  $ 50,168
                                  ========

For fiscal years 2007 and 2006, rent expense was $117,735 and $191,962, respectively.

In addition, Commodity Express Transportation leases space in four facilities pursuant to operating leases that expire, subject to various renewal provisions, as follows: an office and terminal facility in West Columbia, South Carolina ending in March 2010; a warehouse in Blythewood, South Carolina ending in October 2008; a warehouse in Ridgeway, South Carolina ending in October 2007; and a terminal in Chattanooga, Tennessee ending in August 2011. At June 30, 2007, minimum future payments associated with these leases were as follows:

       Fiscal Years
       ------------
            2008                  $  530,178
            2009                     214,560
            2010                      69,910
            2011                      33,600
                                  ----------
                                  $  848,248
                                  ==========

For fiscal years 2007 and 2006, rent expense was $506,715 and $471,352, respectively.

Contingencies
-------------
As of June 30, 2007, the Company had consulting agreements with its former Chief Executive Officer and former Chief Operating Officer pursuant to which it agreed to compensate them an aggregate of $150,000 which only would be payable if certain funding was obtained by the Company.

NOTE 10 - EMPLOYMENT AGREEMENTS

Effective November 16, 2006, the Company commenced a two-year employment agreement with Frank P. Reilly to be its Executive Vice President, Strategy and

Market Development. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Reilly elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Reilly receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and will receive a signing bonus of $20,000 upon the Company achieving a certain level of funding. In April 2007, Mr. Reilly was elected to the Company's Board of Directors and, in July 2007, became its Chief Executive Officer.

Effective January 1, 2007, the Company commenced a two-year employment agreement with Orin Neiman to be the Chief Executive Officer of Fittipaldi Carriers, Inc. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Neiman elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Neiman receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and agreed to the cancellation of all stock options and warrants previously granted to him or to Carriers Consolidation, Inc., his consulting company.

Effective September 25, 2006, the Company commenced a two-year employment agreement with John Urbanowicz to be its Executive Vice President of Technology. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Urbanowicz elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Urbanowicz receives a base salary of $150,000 per year, was granted a fully vested option to purchase 5,000,000 shares of common stock for $0.025 per share that expires in five years and agreed to the cancellation of all stock options previously granted to him.

Effective March 21, 2005, the Company commenced a one-year employment agreement with William A. Stokes to be the President of CXT. The agreement has been extended for two additional one-year periods. Mr. Stokes receives a base salary of $150,000 per year, a bonus equal to 0.25% of the gross revenue that Mr. Stokes is responsible for generating from Amcor other than to and from its South Carolina facility, and a $600 per month automobile allowance.

At June 30, 2007, the aggregate future commitments pursuant to these employment agreements were as follows:

            2008       $ 498,468
            2009         140,417
                       ---------
                       $ 638,885
                       =========

NOTE 11 - INCOME TAXES

The Company had available at June 30, 2007, operating loss carryforwards for federal and state taxes of approximately $22,440,000 which could be applied against taxable income in subsequent years through 2027. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2007 and 2006:

                                                                              Year Ended                  Year Ended
                                                                             June 30, 2007              June 30, 2006
                                                                        ---------------------       ---------------------
Tax benefit computed at "expected" statutory rate - 35%                 $           2,362,000       $           1,862,000
State income taxes, net of benefit - 4%                                               270,000                     192,000
Non-deductible non-cash expenses                                                   (1,522,000)                   (203,000)
Effect of changes in expected tax rates                                               514,000                           -

Reinstatement/change in deferred tax asset valuation allowance                     (1,624,000)                 (1,851,000)
                                                                        ---------------------       ---------------------

Net income tax benefit                                                  $                   -       $                   -
                                                                        =====================       =====================

Temporary differences that give rise to significant deferred tax assets are as follows:

                                                                              June 30, 2007             June 30, 2006
                                                                         ----------------------      ------------------
   Deferred tax assets:
       Net operating loss carryforward                                   $            8,751,000      $       7,204,000
       Allowance for doubtful account                                                    77,000                      -

   Less:  Valuation allowance                                                        (8,828,000)            (7,204,000)
                                                                         ----------------------      ------------------
   Net deferred tax assets                                               $                    -      $               -
                                                                         ======================      ==================

NOTE 12 - SHAREHOLDERS' DEFICIT

Preferred Stock
---------------
All issued and outstanding shares of the Company's preferred stock has a par value of $0.01 per share and rank prior to any class or series of the Company's common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends.

Series B Convertible Preferred Stock
------------------------------------
During fiscal years 2003 and 2004, the Company issued an aggregate of 198,000 shares of Series B convertible preferred stock for $861,000 and the exchange of a $125,000 promissory note and $4,000 of accrued interest thereon. The preferred stock has a stated value of $5.00 per share and no voting rights. Each share is convertible at a price of $0.25 per share into 20 shares of the Company's common stock. In addition, the holders of the preferred stock are entitled to receive annual dividends of 10% payable in cash or shares of the Company's common stock at the option of the Company and received preferred registration rights. Prior to fiscal year 2007, 42,400 shares of Series B preferred stock were converted to 848,000 shares of common stock. During fiscal year 2007, 6,000 shares of Series B preferred stock were converted to 120,000 shares of common stock leaving 149,600 shares issued and outstanding as of June 30, 2007. On July 10, 2006, the Company issued 1,426,687 shares of common stock as a 10% dividend to the holders of record of the Series B preferred stock as of June 30, 2006 which were recorded at their fair market value of $77,800.

Series C Convertible Preferred Stock
------------------------------------
During fiscal year 2004, the Company issued 10,832 shares of its Series C convertible preferred stock for $324,960 less commissions of $30,000. The preferred stock has a stated value of $30.00 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.30 per share into 100 shares of the Company's common stock. In addition, the holders of the preferred stock received warrants to purchase 541,600 shares of common stock exercisable at $1.00 per share for a period of three years and preferred registration rights. During fiscal year 2005, 10,000 shares of Series C preferred stock were converted into 1,000,000 shares of common stock leaving 832 shares issued and outstanding which remains the outstanding balance as of June 30, 2007.

Series D Convertible Preferred Stock
------------------------------------
During fiscal year 2007, the Company issued 40 shares of its Series D convertible preferred stock of which 26.4 shares were purchased for $660,000 by 21 investors, 10 shares were issued in exchange for $250,000 of Series D 8% unsecured convertible debentures by three debenture holders, 1.6 shares were issued in exchange for $40,000 of Series C 10% unsecured convertible debentures by two debenture holders and 2 shares were issued in exchange for $50,000 in 10% short-term promissory notes by one investor. The preferred stock has a stated value of $25,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. In addition, the holders of the preferred stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil. During fiscal year 2007, 2 shares of Series D preferred stock were converted into 2,000,000 shares of common stock leaving 38 shares issued and outstanding as of June 30, 2007.

Series F Convertible Preferred Stock
------------------------------------
During fiscal year 2007, the Company issued approximately 223.4 shares of its Series F convertible preferred stock for $5,000 per share of which approximately
161.2 shares were purchased for $806,000 from 54 investors, 57 shares were issued upon conversion of $260,000 of 14.25% secured convertible debentures by six debenture holders and 5.2 shares were issued upon conversion of $26,000 of 10% promissory notes. The conversions resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $353,807. The preferred stock has a stated value of $5,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. During fiscal year 2007, six shareholders converted approximately 54.9 shares into 10,995,400 shares of common stock leaving 169 shares issued and outstanding as of June 30, 2007.

Series G Convertible Preferred Stock
------------------------------------
During fiscal year 2007, the Company issued 6 shares of its Series G convertible preferred stock upon the exchange of $150,000 of its 10% short-term promissory notes to three debenture holders. The preferred stock has a stated value of $25,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the

Company's common stock. In addition, the holders of the preferred stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil. During fiscal year 2007, 2 shareholders converted 4 shares into 4,000,000 shares of common stock leaving 2 shares issued and outstanding as of June 30, 2007.

Series H Convertible Preferred Stock
------------------------------------
During fiscal year 2007, the Company issued 69.9 shares of its Series H convertible preferred stock upon conversion of $65,000 and accrued interest of $4,898, of its 14.25% convertible debentures to one debenture holder. This conversion resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $126,721. The preferred stock has a stated value of $1,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. During fiscal year 2007, no shares were converted leaving 69.9 shares issued and outstanding as of June 30, 2007.

Series I Convertible Preferred Stock
------------------------------------
During fiscal year 2007, the Company issued 100,000 shares of its Series I convertible preferred stock that are being held in an escrow account and have been pledge as collateral for the $1,250,000 16% notes payable issued in May 2007 to one investor. The preferred stock has a stated value of $10.00 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.02 per share into 500 shares of the Company's common stock. One-half of these preferred shares are to be released to the Company from escrow upon exercise of the Company's option to purchase 13,000,000 escrowed shares from the holder of the Company's 5% Series B secured convertible debentures for $400,000. The remainder of these preferred shares are to be released to the Company upon full repayment of the note and interest by the maturity date or, if not repaid by then, 5,000 shares will be released to the investor commencing on the due date and on each monthly anniversary thereafter if the note and interest have not been repaid in full by such dates.

Series Y Convertible Preferred Stock
------------------------------------
In connection with the reverse merger of Freight Rate, Inc. with the Company in March 2003, the Company issued 87,000 shares of Series Y preferred stock to Richard Hersh, the Chief Executive Officer of Freight Rate, Inc., who became the Company's Chief Executive Officer upon the merger. The preferred stock has a stated value and par value of $.01, pays no dividends and has no liquidity preference. Each share of Series Y convertible preferred stock has 200 votes per share and has the right to vote with the common shareholders in all matters. As of June 30, 2007, these voting rights provided the holder with voting control of approximately 7.8% of the Company's shares. The shares are convertible into 230,405 shares of the Company's common stock at the holder's option.

Common Stock
------------
During fiscal year 2006, the Company issued an aggregate of 18,213,724 shares of its common stock consisting of:

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

During fiscal year 2007, the Company issued an aggregate of 65,509,643 shares of its common stock consisting of:

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

     - 6,336,145 shares issued upon conversion of $155,000 principal balance of its 14.25% secured convertible debentures and accrued interest to three debenture holders;

     - 10,995,400 shares issued upon conversion of 55.2 shares of its Series F convertible preferred stock by six preferred shareholders;

     - 4,000,000 shares issued upon conversion of four shares of its Series G convertible preferred stock by two preferred shareholders;

     - 2,000,000 shares issued upon conversion of two shares of its Series D convertible preferred stock by one preferred stockholder;

     - 120,000 shares issued upon conversion of 6,000 shares of its Series B convertible preferred stock by three preferred shareholders;

     - 1,462,687 shares issued for payment of dividends to its Series B preferred shareholders amounting to $77,800;

     - 25,000 shares issued for consulting services rendered valued at the fair market value on the date of grant at $0.05 per share or $1,250. In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $1,250 for the year ended June 30, 2007;

     - 200,000 shares issued for accrued services rendered valued at the fair market value on the date of grant at $0.05 per share or $10,000. In connection with the issuance of these shares, the Company recorded an offset of $7,480 against accrued expenses and a loss on forgiveness of debt of $2,520 for the year ended June 30, 2007;

     - 123,152 shares issued for consulting services rendered valued at the fair market value on the date of grant at $0.095 per share or $11,699. In connection with the issuance of these shares, the Company recorded stock-based consulting expense of $11,699 for the year ended June 30, 2007; and

     - 500,000 shares issued upon exercise of stock warrants at $0.025 per share for $12,500.

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

Stock Options
-------------
The Company's board of directors has the authority to determine when and to whom it grant options and warrants to purchase shares of the Company's common stock. In addition, the board determines the number of options and warrants to be granted and all other terms and conditions related to these securities such as the recipients' vesting schedules, expiration dates, exercise prices and restrictions.

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

During fiscal year 2006, the Company:

     - granted two-year stock options to purchase 54,000 shares of common stock to the Company's employees for $0.15 per share, which was equal to or above the fair values of the common stock at the respective grant dates, and accordingly, under APB 25, no compensation was recognized and

     -   had stock options to purchase 4,160,776 shares of common stock expire.

During fiscal year 2007, the Company granted stock options to purchase an aggregate of 45,150,000 shares of common stock which consisted of options to purchase:

     - 23,000,000 shares of common stock with an exercise price of $0.025 per share in connection with employment agreements with two of its officers and an employee. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.5% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $419,175 for the year ended June 30, 2007.

     - 12,000,000 shares of common stock for $0.025 per share in connection with employment agreements with two of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.39% to 4.67% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $187,601 for the year ended June 30, 2007.

     - 9,900,000 shares of common stock at an exercise price of $.025 per share to various employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.8% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $549,729 for the year ended June 30, 2007.

     - 250,000 shares of its common stock at an exercise price of $.025 per share to one of its employees. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 199%; risk-free interest rate of 4.6% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $766 for the year ended June 30, 2007.

During the year ended June 30, 2007, the Company cancelled stock options to purchase an aggregate of 9,461,091 shares of common stock which consisted of:

     - 5,785,392 shares for prices ranging from $0.25 to $0.38 per share expiring in 2008 granted to the Company's previous Chief Executive Officer upon entering into a Separation and Severance Agreement;

     - 3,146,033 shares for prices ranging from $0.15 to $0.52 per share expiring from 2006 through 2008 granted to certain employees; and

     - 529,666 shares for $0.38 per share expiring in 2008 granted to one consultant.

A summary of the stock options as of June 30, 2007 and 2006 and changes during the periods is presented below:

                                                           Year Ended June 30, 2007             Year Ended June 30, 2006
                                                           ------------------------             ------------------------
                                                        Number of     Weighted Average       Number of     Weighted Average
                                                         Options       Exercise Price         Options       Exercise Price
                                                         -------       --------------         -------       --------------
   Balance at beginning of year                         13,600,741    $           0.35       17,707,517    $           0.32
   Granted                                              45,150,000               0.025           54,000                0.15
   Exercised                                                     -                   -                -                   -
   Expired                                              (4,540,574)               0.30       (4,160,776)               0.42
   Cancelled                                            (9,461,091)               0.34                -                   -
   Balance at end of year                               44,749,076    $           0.03       13,600,741    $           0.35
                                                      ============    ================     ============    ================

   Options exercisable at end of year                   38,761,580    $           0.03     $ 13,600,741    $           0.35
                                                      ============    ================     ============    ================
   Weighted average fair value of options granted
   during the year                                                    $          0.025                     $           0.15

The following table summarizes information concerning stock options outstanding and exercisable at June 30, 2007:

                                   Options Outstanding                                        Options Exercisable
       ----------------------------------------------------------------------------  -------------------------------------
              Range                             Weighted Average       Weighted                              Weighted
           of Exercise            Number            Remaining           Average          Number               Average
              Price            Outstanding      Contractual Life     Exercise Price   Exercisable          Exercise Price
       ------------------  -----------------  ------------------    ---------------  --------------      -----------------
       $            0.025         43,950,000          4.27 Years    $         0.025      37,962,504      $           0.025
               0.15 -0.38            799,076          0.50 Years               0.35         799,076                   0.35

                           -----------------                        ---------------  --------------      -----------------
                                  44,749,076                        $          0.03      38,761,580      $            0.03
                           =================                        ===============  ==============      =================

Warrants
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

During fiscal year 2006, the Company granted common stock purchase warrants for:

     - 5,583,333 shares exercisable at $0.15 per share expiring on July 31, 2008 to 21 individual investors. No value is attributed to these warrants since they were related to financing transactions;

     - 5,600,000 shares at $0.15 per share expiring from October to November 2008 to eight individual lenders. No value is attributed to these warrants since they were related to financing transactions;

     - 4,525,000 shares at $0.10 per share expiring from December 2008 to February 2009 to eight individual lenders. No value is attributed to these warrants since they were related to financing transactions;

     - 9,400,000 shares at $0.05 per share expiring from April to May 2009 to seven individual lenders. No value is attributed to these warrants since they were related to financing transactions;

     - 5,793,960 shares exercisable at prices ranging from $0.05 to $0.15 per share expiring three years from their respective grant dates to vendors and consultants. The warrants were valued at $597,890 of which $157,845 was expensed as consulting and legal fees and $440,045 was recorded as deferred compensation to be expensed as consulting expense over the respective terms of the consulting agreements ; and

     - 1,000,000 shares exercisable at $0.07 per share expiring five years from its grant date to 1 lender.

Also, during the year ended June 30, 2006, warrants to purchase 1,222,962 shares of common stock expired and a warrant to one consultant to purchase 1,250,000 shares of common stock was cancelled.

During fiscal year 2007, the Company granted warrants to purchase an aggregate of 21,325,000 shares of common stock consisting of:

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

     - 100,000 shares at an exercise price of $.025 per share that expires in November 2009 to one consultant. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.047 or $4,725 and recorded a stock-based consulting expense of $4,725 for the year ended June 30, 2007.

     - 1,525,000 shares at an exercise price of $.025 per share that expires in February 2010 to two consultants. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.048 or $72,916 and recorded a stock-based consulting expense of $72,916 for the year ended June 30, 2007.

     - 700,000 shares at an exercise price of $.05 per share that expires in February 2010 to two consultants. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.047 or $32,796 and recorded a stock-based consulting expense of $32,796 for the year ended June 30, 2007.

In November 2006, the Company reduced the exercise price of warrants to purchase an aggregate of 718,375 shares of common stock to $0.025 per share and changed their expiration dates to November 17, 2006. During the year ended June 30, 2007, the warrant holder exercised warrants to purchase 500,000 shares for $12,500 and the Company cancelled the remaining warrants to purchase 218,375 shares. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 199%, risk-free interest rate of 5%, no dividend yield, and an expected life of 3 years, and recorded approximately $34,000 as consulting fees during the year ended June 30, 2007.

In April 2007, the Company reduced the exercise price of warrants to purchase an aggregate of 7,216,667 shares of common stock to $0.025 per share and changed their expiration dates to April 10, 2010. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 181%, risk-free interest rate of 4.6%, no dividend yield, and an expected life of 5 years, and recorded approximately $4,000 as consulting fees during the year ended June 30, 2007.

During the year ended June 30, 2007, the Company cancelled warrants to purchase 500,000 shares of common stock at an exercise price of $0.25 per share expiring in 2008 to one consulting company.

Stock warrant activity for the years ended June 30, 2007 and 2006 is summarized as follows:

                                                      ---------------------------------  ----------------------------------
                                                          Year Ended June 30, 2007             Year Ended June 30, 2006
                                                      ---------------------------------  ----------------------------------
                                                         Number       Weighted Average         Number      Weighted Average
                                                      of Warrants      Exercise Price       of Warrants     Exercise Price
                                                      -----------      --------------       -----------     --------------
   Balance at beginning of year                         59,912,536        $         .13      30,483,206       $     0.28
   Granted                                              21,325,000                0.025      31,902,292             0.10
   Exercised                                              (500,000)               0.025               -                -
   Cancelled                                              (718,375)                 .42      (1,250,000)            0.50
   Expired                                              (3,452,849)                 .47      (1,222,962)            0.75
                                                        ----------                          -----------
   Balance at end of year                               76,566,312        $        0.11      59,912,536       $     0.13

   Warrants exercisable at end of year                  75,688,535        $        0.08      58,195,870       $     0.13
   Weighted average fair value of options granted
   during the year                                                        $       0.025                       $     0.10

The following table summarizes information concerning warrants outstanding and exercisable at June 30, 2007:

----------------------------------------------------------------------    -------------------------------
                        Warrants outstanding                                     Warrants exercisable
                                        Weighted
                                         Average           Weighted                           Weighted
    Range of          Number of         Remaining          Average          Number            Average
 Exercise Price        Warrants       Life in Years     Exercise Price    Exercisable      Exercise Price
 --------------      ----------       -------------     --------------    -----------      --------------
 $ 0.025 - $0.15     74,109,627           2.06              $ 0.08         73,831,850           $  0.08
 $ 0.20 - $0.50       2,156,685           1.60              $ 0.39          1,556,685           $  0.35
     $ 0.75             300,000           1.67              $ 0.75            300,000           $  0.75
                     ----------                                            ----------
                     76,566,312                                            75,688,535
                     ==========                                            ==========

NOTE 13 - SUBSEQUENT EVENTS

The Company issued 54,501,530 shares of common stock since July 1, 2007 consisting of:

     - 13,000,000 shares valued at $390,000, in addition to a payment of $1,800,000 and the issuance of a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.03 per share and an expiration date of July 31, 2011 valued at approximately $138,000 in full satisfaction of all obligations to the holder of $1,750,000 of Series B secured convertible debentures and $110,000 of 14.25% secured convertible debentures and accrued interest thereon;

     - 28,951,399 shares issued to five investors upon their conversion of $720,000 of Series B secured convertible debentures, and accrued interest thereon, as amended, that had been purchased from, or been assigned by, the original debenture holder;

     - 5,661,445 shares issued to five investors upon their conversion of approximately 28.3 shares of Series F convertible preferred stock;

     - 2,659,653 shares valued at $75,800 issued as a dividend to the holders of Series B convertible preferred stock as of June 30, 2007;

     - 2,204,123 shares issued to one holder upon their conversion of $50,000 principal amount of 14.25% secured convertible debentures, as amended, and $5,103 of accrued interest thereon, at a conversion price of $0.025 per share;

     - 1,770,000 shares issued to 7 consultants recorded as $53,100 consulting expense;

     - 254,910 shares valued at $8,000 issued as an interest payment to one holder of $100,000 of 8% Series D convertible debentures;

Also, since July 1, 2007 the Company:

     - issued approximately 23.3 shares of Series F convertible preferred stock to four investors upon their conversion of $100,000 principal amount of 14.25% secured convertible debentures and $16,536 of accrued interest thereon;

     - issued an aggregate of $550,000 of 16% secured promissory notes with a maturity date of January 15, 2008 to three individual lenders for $500,000 and the exchange of a $50,000 unsecured 12% promissory note. As additional consideration, these lenders were assigned $220,000 of Series B secured convertible debentures. The Series B debentures were amended to change the interest rate to 16%, extend the maturity date to January 15, 2008, fix the conversion price at $0.025 per share and provide the Company with the right to redeem these debentures at any time without penalty subject to the lenders' conversion rights;

     - assigned $203,397 of Series B secured convertible debentures for $150,000 and the exchange of a $50,000 unsecured 12% promissory note and accrued interest thereon. The Series B debentures were amended to change the interest rate to 16%, extend the maturity date to January 15, 2008, fix the conversion price at $0.025 per share and provide the Company with the right to redeem these debentures at any time without penalty subject to the lenders' conversion rights;

     - borrowed $245,000 from two individual lenders with terms and conditions unspecified as of the date of this report;

     - issued $100,000 of an 8% unsecured convertible promissory note to an unaffiliated private company. The note has a one year term, provides the lender with the right to convert principal and accrued interest into shares of the Company's common stock at $0.025 per share, provides the Company with a right of redemption to prepay the note and accrued interest at any time without penalty subject to lender's conversion right, provides the lender with a right of first refusal to purchase CXT on the same terms and conditions as may be offered by any other party and provides lender with an option, conditional upon certain material events, for the lender to purchase CXT on December 31, 2007 for a purchase price ranging from $1,000,000 to $1,500,000 and the assumption of outstanding CXT debt, equipment and facility leases and other commitments. We also borrowed $25,000 from an individual affiliated with the aforementioned private company.

     - reduced the exercise price to $0.025 per share and changed the expiration date to April 10, 2010 of warrants to purchase 3,000,000 shares of common stock held by one consultant;

     - obtained waivers from two holders of an aggregate of $105,000 principal amount of 14.25% secured convertible debentures as to the payment of principal and interest and their agreement to extend the maturity dates of the debentures until December 31, 2007;

     - paid Michael Darden, its former President, $40,000 as required pursuant to the mediation agreement entered into with him in May 2007;

     - borrowed $35,000 from Richard Hersh, the Chairman of its Board of Directors, which was repaid in September, 2007;

     - filed an information statement on Form 14-C with the Securities and Exchange Commission describing an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 750,000,000 shares. This amendment was adopted by a vote of the Company's Chairman and nine other shareholders collectively owning a majority of the Company's voting securities pursuant to a written consent in lieu of a special meeting. The Company's board of directors approved this proposed amendment.
                                      F-34