Form 10QSB
period 2007-09-30
Fittipaldi Logistics, Inc.
filed 2007-11-14
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2007, the number of outstanding shares of the issuer's common stock was 209,358,922.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]
 ------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements:

         Consolidated Balance Sheet, September 30, 2007 (Unaudited)                                4

         Consolidated Statements of Operations, Three Months Ended
            September 30, 2007 and 2006 (Unaudited)                                                6

         Consolidated Statements of Cash Flows, Three Months Ended
            September 30, 2007 and 2006 (Unaudited)                                                7

         Notes to Consolidated Financial Statements (Unaudited)                                    8

Item 2.  Management's Discussion and Analysis or Plan of Operation                                22

Item 3.  Controls and Procedures                                                                  30

PART II. OTHER INFORMATION                                                                        31
-------- -----------------

Item 1.  Legal Proceedings                                                                        31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              31

Item 3.  Defaults Upon Senior Securities                                                          31

Item 4.  Submission of Matters to a Vote of Security Holders                                      31

Item 5.  Other Information                                                                        31

Item 6.  Exhibits                                                                                 31

When used in this quarterly report, the terms the "Company," "Fittipaldi Logistics," "we," "our," and "us" refers to Fittipaldi Logistics, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web site at www.emmologic.com is not part of this annual report.

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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)

      ASSETS
      Current assets:
         Cash and cash equivalents                                                  $ 41,786
         Restricted cash                                                             144,861
         Accounts receivable, net of allowance of $199,095                         1,980,982
         Other receivables                                                             6,838
         Prepaid expenses                                                            245,699
                                                                              ---------------
              Total current assets                                                 2,420,166

      Property and equipment                                                       1,112,337
           Less: accumulated depreciation                                           (435,793)
                                                                              ---------------
              Net property and equipment                                             676,544

      Software development costs, net of accumulated amortization
           of $220,955                                                             1,357,456
      Deferred financing costs                                                        17,361
      Intangible asset, net of accumulated amortization of $24,731                    21,195
      Restricted cash for interest on debentures                                       2,395
      Other assets                                                                   189,160
                                                                              ---------------

      Total assets                                                               $ 4,684,277
                                                                              ===============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current liabilities:
         Notes payable - short term                                              $ 1,789,133
         Convertible notes payable less discount of $117,144                       1,938,253
         Loans payable                                                                65,078
         Lines of credit                                                           1,173,954
         Accounts payable                                                          1,208,630
         Accrued expenses                                                          1,127,225
         Accrued salaries                                                            302,919
                                                                              ---------------
             Total current liabilities                                             7,605,192

      Long term debt:
         Long term notes payable                                                     141,607
                                                                              ---------------
             Total liabilities                                                     7,746,799

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                               September 30, 2007
                                   (Unaudited)


      Stockholders' deficit :
      Preferred stock, $.01 par value, 1,000,000 shares authorized:
         Series B convertible preferred stock, $.01 par value, 200,000
            shares authorized; 149,600  shares issued and outstanding                  1,496
         Series C convertible preferred stock, $.01 par value, 20,000
            shares authorized; 832 shares issued and outstanding                           8
         Series D convertible preferred stock, $.01 par value, 40
            shares authorized; 38 shares issued and outstanding                            -
         Series E convertible preferred stock, $.01 par value, 1,600
            shares authorized; 0 shares issued and outstanding                             -
         Series F convertible preferred stock, $.01 par value, 500,000
            shares authorized; 169 shares issued and outstanding                           2
         Series G convertible preferred stock, $.01 par value, 6
            shares authorized; 2 shares issued and outstanding                             -
         Series H convertible preferred stock, $.01 par value, 1,600
            shares authorized; 70 shares issued and outstanding                            1
         Series I convertible preferred stock, $.01 par value, 100,000
            shares authorized; 100,000 shares issued and outstanding                   1,000
         Series Y convertible preferred stock, $.01 par value, 87,000
            shares authorized; 87,000  shares issued and outstanding                     870
         Common stock, $.001 par value, 250,000,000 shares
            authorized; 198,003,401 issued and outstanding                           198,003
         Additional paid-in capital                                               30,512,587
         Accumulated deficit                                                     (33,776,489)
                                                                              ---------------

             Total stockholders' deficit                                          (3,062,522)
                                                                              ---------------

      Total liabilities and stockholders' deficit                                $ 4,684,277
                                                                              ===============


















            See notes to unaudited consolidated financial statements

                   FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the three months ended
                                                                               September 30,
                                                                   -------------------------------------
                                                                     2007                     2006
                                                                   ------------------   ----------------
Revenue:
Freight transportation                                                  $  6,103,223       $  6,387,696
Other revenues                                                                29,469                  -
                                                                   ------------------  -----------------

       Total revenue                                                       6,132,692          6,387,696

Operating expenses:
   Freight transportation                                                  5,558,977          5,762,524
   Selling, general and administrative:
        Salaries, benefits and consulting fees                               664,198            744,969
        Other selling, general and administrative                            464,496            523,773
                                                                   ------------------  -----------------

       Total operating expenses                                            6,687,671          7,031,266
                                                                   ------------------  -----------------

       Loss from operations                                                 (554,979)          (643,570)
                                                                   ------------------  -----------------

Other expense:
   Forgiveness of debt                                                             -            (94,864)
   Interest expense, net                                                  (1,666,389)          (772,659)
                                                                   ------------------  -----------------

       Total other expense                                                (1,666,389)          (867,523)
                                                                   ------------------  -----------------

Net loss                                                                $ (2,221,368)      $ (1,511,093)
                                                                   ==================  =================

Preferred stock dividend                                                     (75,800)                 -
                                                                   ------------------  -----------------

Net loss available to common shareholders                               $ (2,297,168)      $ (1,511,093)
                                                                   ==================  =================

Loss per share-basic and diluted                                        $      (0.01)      $      (0.02)
                                                                   ==================  =================

Weighted average shares outstanding
      - basic and diluted                                                183,702,962         92,444,796
                                                                   ==================  =================



            See notes to unaudited consolidated financial statements

                      FITTIPALDI LOGISTICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the three months ended
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                             2007                 2006
                                                                                        ----------------    ----------------
Cash flows from operating activities:
   Net loss                                                                                $ (2,221,368)       $ (1,511,093)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                             52,852              32,679
        Amortization of software development costs                                               13,523              13,523
        Amortization of intangible asset                                                          2,296              12,440
        Amortization of deferred compensation                                                    14,763             181,592
        Amortization of deferred financing costs                                                 10,417              42,374
        Amortization of discount on notes payable                                               173,589             571,813
        Loss on forgiveness of debt                                                                   -              94,864
        Fair value of stock options issued to employees                                         212,355                   -
        Issuance of stock warrants for services                                                  26,621                   -
        Interest expense in connection with the conversion of notes payable
           into preferred stock                                                                 126,765                   -
        Interest expense in connection with the assignment of convertible notes                 703,397                   -
        Issuance of common stock and warrants for interest and debt settlements                 454,789                   -
        Issuance of common stock for services                                                    53,100                   -
        Changes in operating assets and liabilities:
            Decrease (increase) in restricted cash                                               (4,400)                  -
            Decrease (increase) in accounts receivable                                           50,410             801,530
            Decrease in prepaid expenses                                                        (11,064)             77,697
            Decrease (increase) in other assets                                                       -              61,063
           (Decrease) increase in accounts payable and accrued expenses                        (162,168)           (952,136)
                                                                                        ----------------    ----------------

               Net cash used in operating activities                                           (504,123)           (573,654)
                                                                                        ----------------    ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                          (54,249)            (14,191)
   Capitalized costs of software development                                                    (80,525)            (69,446)
                                                                                        ----------------    ----------------

               Net cash used in investing activities                                           (134,774)            (83,637)
                                                                                        ----------------    ----------------

Cash flows from financing activities:
   Proceeds from convertible promissory notes net of costs of  $0
       and $0, respectively                                                                     550,000                   -
   Repayments of convertible promissory notes                                                (1,800,000)                  -
   Proceeds from promissory notes                                                                     -              76,000
   Repayments of  loans payable                                                                 (35,839)                  -
   Proceeds from notes payable                                                                1,560,000                   -
   Proceeds from line of credit net of costs of $0 and $0, respectively                         412,118                   -
   Repayments of notes payable                                                                  (49,752)                  -
   Repayments of line of credit                                                                       -             (51,234)
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0,  respectively                                                                           -             660,000
                                                                                        ----------------    ----------------

               Net cash provided by financing activities                                        636,527             684,766
                                                                                        ----------------    ----------------

               Net (decrease) increase in cash and cash equivalents                              (2,370)             27,475

Cash and cash equivalents, beginning of year                                               $     44,156        $    223,525
                                                                                        ----------------    ----------------

Cash and cash equivalents, end of period                                                   $     41,786        $    251,000
                                                                                        ================    ================

            See notes to unaudited consolidated financial statements

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

The accompanying unaudited financial statements for the period ended September 30, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements and should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarterly period ended September 30, 2007 is not necessarily indicative of the results to be expected for the fiscal year ending on June 30, 2008.

The Company has experienced losses and negative cash flows from operations since its inception. As of September 30, 2007, it had a working capital deficit of $5,185,026, an accumulated deficit of $33,776,489, a stockholders' deficit of $3,062,522, and its independent auditors' report on its financial statements for fiscal year 2007 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations.

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

         Freight transportation revenue consists of the total dollar value of services purchased from us by our customers. The Company recognizes freight transportation revenue when shipments of goods reach their destinations and the receiver of the goods acknowledges their receipt by signing a bill of lading which, for the vast majority of the Company's shipments, occurs on the same day as the goods are picked up. At that time, our obligations to the customer are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", establishes the criteria for recognizing revenues on a gross or net basis. When we provide these freight transportation services, we are the primary obligor, we are a principal to the transaction not an agent, we have the risk of loss for collection, we have discretion to select the supplier when we do not supply the services and we have latitude in pricing decisions.

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

Prior to March 31, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the quarter ended September 30, 2007, the Company granted no stock options.

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

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At September 30, 2007, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the quarters ended September 30, 2007 and 2006.

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

At September 30, 2007, the net book value of capitalized software was $1,357,456. Amortization expense was $13,523 and $13,523 for the quarters ended September 30, 2007 and 2006, respectively.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At September 30, 2007, the Company's restricted cash balance in one account exceeded the insured limits by approximately $44,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at September 30, 2007. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

NOTE 3 - CONCENTRATIONS

During the quarter ended September 30, 2007, one customer accounted for $4,213,416 or approximately 68.7% of the Company's revenue and that same customer accounted for $521,789 or approximately 26.7% of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2007. During this period, no other customer accounted for more than 10% of revenue or accounts receivable.

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

Also, in March 2005, the Company allocated $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer lists of these businesses. These intangible assets were being amortized over their estimated useful lives of 5 years. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $38,700 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. Based on this settlement, the Company determined that the net realizable value of the intangible assets purchased from GFC should be reduced to $220,933 and recorded $113,667 of impairments to intangible assets. Power2Ship Intermodal ceased operations effective June 30, 2006 and the Company recorded $185,578 of impairment to reduce the intangible assets to $0.

In July and August, 2004, the Company entered into Intellectual Property Assignment Agreements with three of its executives pursuant to which each of them assigned to the Company all of their right, title and interest in and to all the intellectual property which they had contributed to the Company in the past in consideration for an aggregate of 600,000 shares of the Company's common stock that was issued in January 2005. The Company believes that there are no other parties with any claims to any right, title and interest in and to any of the Company's intellectual property. The shares issued in this transaction were valued at their fair market value of $226,000 and recorded as an intangible asset which was amortized over its estimated useful life of 24 months from the effective dates of the Intellectual Property Assignment Agreements which ended in the quarter ended September 30, 2006.

The Company recorded amortization expense for all of its intangible assets for the quarters ended September 30, 2007 and 2006 of $2,296 and $12,440, respectively. At September 30, 2007, future amortization expense for the remaining intangible assets is as follows:

                                       2008                          9,188
                                       2009                          9,184
                                       2010                          2,827
                                                                 ---------
                                                                 $  21,195
                                                                 =========

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of September 30, 2007, the balance on the Company's revolving line of credit with Branch Banking and Trust Company was $1,173,954.

As of September 30, 2007, the Company had short term notes payable of $1,789,133 which consisted of:

     - $1,250,000 of a 16% secured promissory note due February 8, 2008 issued in May 2007 to one investor. The investor also was assigned $400,000 principal amount of an amended version of 5% Series B secured convertible debentures, recorded as interest expense, which the investor immediately converted into 16,000,000 shares of common stock at $0.025 per share. The note is secured by a primary or secondary lien in the Company's assets excluding those assets owned by its subsidiary Fittipaldi Carriers, Inc. and 100,000 shares of Series I preferred stock convertible into 50,000,000 shares of common stock of the Company that are being held in an escrow account. The financing agreement with the investor specifies that one-half of these preferred shares are to be released to the Company from escrow upon issuance of the 16,000,000 shares underlying the Series B debentures and the remainder of these preferred shares are to be released to the Company upon full repayment of the note and interest by the maturity date or, if not repaid by then, 5,000 shares will be released to the investor commencing on the due date and on each monthly anniversary thereafter if the note and interest have not been repaid in full by such dates.

     - $200,000 of 16% secured promissory notes issued to two investors. These investors also were assigned an aggregate of $80,000 principal amount of an amended version of 5% Series B secured convertible debentures which were recorded as interest expense. These investors immediately converted the debentures into 3,200,000 shares of common stock at $0.025 per share.

     -   $245,000 of 12% unsecured short-term promissory notes to two investors;

     - $31,500 owed to the seller of the business which became Power2Ship Intermodal, Inc. that is payable $1,500 per month for 24 months commencing in March 2006. $0 was paid during fiscal year 2007 and

     - $62,633 which was the short-term portion of two secured promissory notes totaling $238,450 issued by CXT in January and March 2007 related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments totaling $6,880 including interest. As of September 30, 2007, the outstanding balance of these notes was $204,240 of which $141,607 was recorded as long term notes payable.

As of September 30, 2007, the Company had convertible notes payable of $1,938,253, net of discounts on notes payable of $117,144, which consisted of:

     - $847,000 of 14.25% secured convertible debentures of which $742,000 was past due and the maturity date for the remaining $105,000 becomes due on December 31, 2007. If the Company receives notice of noncompliance and potential default from any of its holders of past due debentures, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

         During the quarter ended September 30, 2007, there was a $210,000 decrease in the outstanding balance of these debentures due to:

         - three investors converting an aggregate of $100,000, and $16,536 of accrued interest thereon, into approximately 23.3 shares of Series F convertible preferred stock and

         - $110,000 of the debentures being repaid as part of a final settlement with one investor.

     - $425,428, net of the $57,969 remaining balance of the discount on notes payable related to the beneficial conversion provision associated with the note, of Series B secured convertible debentures for $150,000 and the exchange of a $250,000 of unsecured 12% promissory note and accrued interest thereon. The gross balance as of September 30, 2007 of $483,397 resulted from the Company assigning $1,103,397 of the debentures from the original holder to 9 new investors and 4 of these investors converting $620,000 of the debentures into 24,800,000 shares of common stock during the quarter. The debentures were amended to change the interest rate to 16%, extend the maturity date to January 15, 2008, fix the conversion price at $0.025 per share and provide the Company with a right of redemption at any time without penalty subject to the investors' conversion rights.

     - $350,000 of 16% secured convertible promissory notes with a maturity date of January 15, 2008 to one investor for $300,000 and the exchange of a $50,000 unsecured 12% promissory note. The note and accrued interest thereon is convertible into common stock at approximately $0.0307 per share. The note is secured by a lien on the Company's assets excluding the assets of Fittipaldi Carriers, Inc. The investor also was assigned $140,000 principal amount of an amended version of 5% Series B secured convertible debentures which was recorded as interest expense. The investor immediately converted the debenture into 5,600,000 shares of common stock at $0.025 per share. Also, during the quarter the Company issued $150,000 of 16% secured convertible promissory notes to 2 investors and these investors exchanged these notes for $150,000 of Series B secured convertible debentures.

     - $80,164, net of the $19,836 remaining balance of the discount on notes payable related to the beneficial conversion provision associated with the note, related to the issuance of $100,000 of an 8% unsecured convertible promissory note to an unaffiliated private company. The note has a one year term, provides the lender with the right to convert principal and accrued interest into shares of the Company's common stock at $0.025 per share, provides the Company with a right of redemption to prepay the note and accrued interest at any time without penalty subject to lender's conversion right, provides the lender with a right of first refusal to purchase CXT on the same terms and conditions as may be offered by any other party and provides lender with an option, conditional upon certain material events, for the lender to purchase CXT on December 31, 2007 for a purchase price ranging from $1,000,000 to $1,500,000 and the assumption of outstanding CXT debt, equipment and facility leases and other commitments. The conversion price resulted in a beneficial conversion provision due to the conversion being less than the market price of the common stock at the time of the issuance which was recorded as additional interest expense of $20,000 that is being amortized over the term of the note.

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

     - $60,661, net of the $39,339 remaining balance of the discount on notes payable related to the beneficial conversion provision associated with the debenture, from $100,000 of our Series D 8% unsecured convertible debentures.

During the quarter ended September 30, 2007, in connection with the issuance of the convertible notes payable and the assignment of Series B secured convertible debentures, the Company has recognized a total debt discount of $240,679 due to its beneficial conversion feature. Amortization of these debt discounts amounted to $162,875 during the three months ended September 30, 2007 and has been included in interest expense.

As of September 30, 2007, the Company had short term loans payable of $65,078 which consisted of:

     - $28,462 related to the purchase of 275 trailer tracking devices in March 2007 by CXT for $113,850 payable in four installments of $28,462 at the end of March, June, September and December 2007. The first three installments had been paid as of September 30, 2007.

     - $36,616 related to the purchase of five tractors in May 2007 by CXT for $46,350 with an interest rate of prime plus 1% payable $2,786 per month for 17 months with one final payment of all remaining principal and accrued interest on December 5, 2008.

As of September 30, 2007, the Company had long term debt of $141,607 from two secured promissory notes issued by CXT in January and March 2007 for $154,518 and $134,442, respectively, related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of September 30, 2007, the outstanding balance of these notes was $204,240 of which $62,633 was recorded as short-term notes payable.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

During the quarter ended September 30, 2007, the Company issued approximately 23 shares of Series F convertible preferred stock of which were issued upon conversion of $100,000 14.25% convertible notes payable by four note holders. Additionally, these Series F preferred stockholders converted 23 shares into 4,661,445 shares of common stock during the quarter ended September 30, 2007. The Company recognized a beneficial conversion in connection with the conversion of the 14.25% secured convertible debentures into shares of Series F preferred stock amounting to $126,765 and has been included in interest expense.

Common Stock
------------

During the quarter ended September 30, 2007, the Company issued an aggregate of 48,146,008 shares of its common stock consisting of:

     - 13,000,000 shares valued at $390,000, in addition to a payment of $1,800,000 and the issuance of a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.03 per share and an expiration date of July 31, 2011 valued at approximately $138,000 in full satisfaction of all obligations to the holder of $1,750,000 of Series B secured convertible debentures and $110,000 of 14.25% secured convertible debentures and accrued interest of $13,178. The Company recorded an additional interest expense of $454,789 in connection with this transaction;

     - 24,800,000 shares issued to four investors upon their conversion of $620,000 of Series B secured convertible debentures, and accrued interest thereon, as amended, that had been purchased from, or been assigned by, the original debenture holder;

     - 5,661,445 shares issued to five investors upon their conversion of approximately 28.3 shares of Series F convertible preferred stock;

     - 2,659,653 shares valued at $75,800 issued as a dividend to the holders of Series B convertible preferred stock;

     - 1,770,000 shares issued to 7 consultants recorded as $53,100 consulting expense;

     - 254,910 shares valued at $8,833 issued as an interest payment to one holder of $100,000 of 8% Series D convertible debentures;

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

For the quarter ended September 30, 2007, the Company recorded stock-based compensation expense of $212,355 related to stock options granted in fiscal 2007, which is being amortized over the remaining service period.

A summary of the stock option activity is as follows:

                                                                                   Weighted
                                                                                    Average
                                                                                    Exercise     Number       Exercise Price
                                                                                     Price     of Options       Per Option
                                                                                     -----     ----------       ----------
       Outstanding options at June 30, 2007                                          $0.03      44,749,076    $0.025 - $0.38
       Granted.....................................................                      -               -           -
       Expired.....................................................                  $0.03     (18,797,938)   $0.025 - $0.38
       Cancelled...................................................                      -               -           -
                                                                                                ----------
       Outstanding options at September 30, 2007                                     $0.03      25,951,138    $0.025 - $0.38
                                                                                                ==========

       Exercisable options at September 30, 2007                                     $0.04      21,374,059    $0.025 - $0.38
                                                                                                ==========

The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2007:

                                Options Outstanding                                             Options Exercisable
 ----------------------------------------------------------------------------------   ---------------------------------------
                                             Weighted Average         Weighted                                  Weighted
 Range of Exercise                              Remaining             Average              Number                 Average
       Price          Number Outstanding     Contractual Life      Exercise Price        Exercisable          Exercise Price
 -------------------  --------------------  -------------------   -----------------   -----------------      ----------------
             $0.025             25,449,996           4.10 Years             $0.025           20,872,917                $0.025
         0.15 -0.38                501,142           0.54 Years               0.33              501,142                  0.33
                      --------------------                        -----------------   -----------------      ----------------
                                25,951,138                                  $ 0.03           21,374,059                $ 0.04
                      ====================                        =================   =================      ================

Warrants
--------

In July 2007, the Company reduced the exercise price of warrants to purchase an aggregate of 3,000,000 shares of common stock to $0.025 per share and changed their expiration dates to April 10, 2010. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 170%, risk-free interest rate of 5%, no dividend yield, and an expected life of 5 years, and recorded approximately $14,000 as consulting fees during the three months ended September 30, 2007.

In July 2007, the Company granted a three-year warrant to purchase 500,000 shares of common stock to a consultant at an exercise price of $.05 per share for services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.025 or $12,563 and recorded a stock-based consulting expense of $12,563 for the three months ended September 30, 2007.

Stock warrant activity for the period ended September 30, 2007 is summarized as follows:

                                                                  Year Ended September 30, 2007
                                                                  -----------------------------
                                                                                            Weighted
                                                                                             Average
                                                             Number of Warrants          Exercise Price
                                                             ------------------          --------------
   Balance at beginning of year                                     76,566,312           $         0.11
   Granted                                                             500,000                     0.05
   Exercised                                                       (         -)                       -
   Cancelled                                                       (   916,667)                     (16)
   Expired                                                         (         -)                       -
   Balance at end of period                                         76,149,645           $         0.08

   Warrants exercisable at end of period                            75,355,201           $         0.08
   Weighted average fair value of warrants granted
   during the period                                                                     $         0.02

The following table summarizes information concerning warrants outstanding and exercisable at September 30, 2007:

                                         Warrants outstanding                                     Warrants exercisable
   ---------------------------------------------------------------------------------------   -------------------------------
                                                      Weighted
                                                       Average                 Weighted                           Weighted
           Range of                Number of          Remaining                Average           Number           Average
        Exercise Price              Warrants        Life in Years           Exercise Price     Exercisable     Exercise Price
        --------------              --------        -------------           --------------     -----------     --------------
        $ 0.025 - $0.15           73,942,960            2.03                    $ 0.07        73,748,516          $  0.07
        $ 0.20 - $0.50             1,906,685            1.46                    $ 0.42         1,306,685          $  0.38
            $ 0.75                   300,000            1.42                    $ 0.75           300,000          $  0.75
                                  ----------                                                  ----------
                                  76,149,645                                                  75,355,201
                                  ==========                                                  ==========

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

In September 2006, the Company's Board of Directors elected Frank P. Reilly Chief Executive Officer of the Company. Mr. Brooks entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction.

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

In September 2006, the Company terminated its employment agreement with Michael Darden, its former President. Thereafter, Mr. Darden resigned as a Director of the Company and its subsidiaries. In October 2006, Mr. Darden filed a lawsuit in Broward County, Florida naming as defendant Freight Rate, Inc., d/b/a Power2Ship, Inc. and alleging breach of his employment agreement. Pursuant to a mediation held in May 2007, the litigation between former employee Darden and the Company was amicably settled. The case has been dismissed and all allegations of wrongdoing by Darden as set forth in the Company's previous filings and counterclaim have been withdrawn. The parties provided each other with mutual releases of all claims with the exception of the agreed upon payments totaling $65,000 the Company agreed to pay Mr. Darden in three installments within 90 days of the mediation agreement. In addition to the aforementioned payments, the Company forgave $50,000 in accounts receivable from Mr. Darden that was recorded as a reduction to other receivables and wrote off $92,726 in accrued salary to Mr. Darden that was recorded as other income during fiscal year 2007. As of September 30, 2007, the Company owed Mr. Darden $20,000.

In August 2006, prior to joining the Company as executive officers and employees, Frank P. Reilly and Kevin Yates, the Company's current Chief Executive Officer and Chief Operating Officer, respectively, entered into a consulting agreement to provide the Company with business advisory services including strategic evaluation, planning and advice, fund-raising support, sales and marketing support, contract negotiation and business development. The term of the agreement was 12 months with an optional six-month extension. Subject to the successful completion of various financing activities the Company is pursuing, the Company agreed to pay each of them a fee of $100,000.

NOTE 8 - SUBSEQUENT EVENTS

Since October 1, 2007, the Company:

     - entered into an Agreement and Plan of Merger pursuant to which State Petroleum Distributors, Inc., a regional fuel distribution company based in northeastern Pennsylvania, will merge into the Company's wholly owned subsidiary State Petroleum Acquisition Corp. Upon the merger becoming effective, the stockholders of State Petroleum Distributors immediately prior to the transaction would collectively own 55% of our outstanding shares after the merger, and our common stockholders immediately prior to the merger would collectively own 45% of our outstanding ownership, calculated on a fully diluted basis and would result in a change of control of the Company. During the one year period following the merger becoming effective, the securities received by the State Petroleum Distributors' stockholders would be subject to adjustment to account for any derivative securities outstanding as of the effective date that are exercised, expire and/or cancelled, so that the respective ownership percentages would be maintained. The closing of the transaction is subject to a number of conditions, including the approval by State Petroleum's stockholders, as well as other customary conditions in similar transactions.

     - filed a definitive information statement on Schedule 14C disclosing that the Company intends to amend its Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 750,000,000 shares approximately 20 days after first mailing the information statement to its shareholders,

     - issued one investor a $47,451 16% secured promissory note due January 15, 2008 that is convertible into common stock at $0.025 per share and is secured by a lien on the Company's assets excluding those assets owned by Fittipaldi Carriers, Inc. and its subsidiaries,

     - issued one investor 2,204,123 shares of common stock upon conversion of $50,000 of the amended version of 14.25% secured convertible debentures, and $2,204 of accrued interest thereon, at $0.025 per share,

     - issued one investor 4,151,399 shares of common stock upon conversion of $100,000 of 16% secured promissory notes, and $3,785 of accrued interest thereon, at $0.025 per share,

     - issued four investors and aggregate of 4,000,000 shares of common stock upon their conversion of 4 shares of Series D preferred stock,

     - issued one investor 1,000,000 shares of common stock upon their conversion of 1 share of Series F preferred stock,

     - issued the Company's Chief Executive Officer a five-year option to purchase 5,000,000 shares of common stock for $0.025 per share,

     - issued a five-year warrant to purchase 5,000,000 shares of common stock for $0.025 per share in settlement of $111,358 of legal expenses,

     - borrowed $55,000 from State Petroleum Distributors, Inc. and its affiliates

     - re-priced 9,569,999 outstanding warrants ranging between $0.05 and $0.15 to $0.025 per share for 12 investors.

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

         Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations is the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of September 30, 2007, management expected its long-lived assets to be fully recoverable.

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

         For the quarters ended September 30, 2007 and 2006, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

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

         To a far lesser extent, we have generated revenues from providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications. For the quarters ended September 30, 2007 and 2006, less than 1% of our total revenue was attributable to revenue from providing these other services. While we market these services to our existing and potential customer base, we cannot predict if we will report significant other revenue in any future periods.

         During the quarters ended September 30, 2007 and 2006, revenue generated from one customer represented approximately 69% and 62%, respectively, of our freight transportation revenue. Because our agreement with that customer can be terminated upon a 30 days notice to us, our dependence on revenues from this customer puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on a single customer, we are marketing our services to the maximum extent permitted by our limited sales and marketing budget.

         During fiscal year 2008, our greatest challenge is expected to continue to be raising sufficient capital to fund our ongoing operations, repay past due debts and repay other debts as they become due. In addition, in the event that the transaction with State Petroleum Distributors become effective, we would have to address challenges related to the integration and operations of this business. As of November 9, 2007, $692,000 principal amount of 14.25% secured convertible debentures and $175,000 principal amount of 8% unsecured convertible promissory notes, and accrued interest on the aforementioned debentures, were past due. In addition, the Company had approximately $2,892,608 of short term notes and loans payable. While we substantially reduced our cash used in operating and investing activities during fiscal year 2007 primarily by laying off employees, eliminating non-essential administrative costs and deferring certain employees' compensation, if we are unable to secure additional capital as needed, then we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 compared to the Quarter Ended September 30,
2006

Revenue

         Total revenue generated during the quarter ended September 30, 2007 decreased by $255,004 or approximately 4.0% compared with total revenue generated during the quarter ended September 30, 2006. Nearly all of this decrease was the result of declines of:

     - $88,491 in freight transportation revenue generated by Power2Ship Intermodal, Inc. due to its having ceasing operations in 2006, and

     - $166,513 or approximately 2.6% in freight transportation revenue generated by Commodity Express Transportation, Inc. due to the modest slowdown in the U.S. economy during the quarter ended September 30, 2007.

         We anticipate that our total revenue from our existing operations will increase in the remainder of fiscal year 2008 by approximately 20% to 25% from fiscal year 2007. Most of this revenue growth is expected to be from freight transportation revenue primarily due to CXT becoming the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina in September 2007 which is estimated to generate approximately $4 million in revenue during the remainder of fiscal year 2008. In addition, excluding the potential revenue attributable to the pending merger with State Petroleum Distributors, Inc., we expect to increase other revenue in fiscal year 2008 by providing logistics consulting and implementation services to large shipper customers such as Averitt Express with whom we have an agreement to provide such services. Additional potential revenue in fiscal year 2008 could to be generated through the use of our technology to provide critical information enabling verification of fuel savings and reduction of harmful vehicle emissions as well as monitoring of driver performance that, when improved, can result in significant fuel savings although we have not entered into any agreements related to this potential revenue source. Another potential source of revenue in fiscal year 2008 is providing logistics consulting and implementation services to countries outside the United States such as Brazil. Finally, we are seeking, subject to the availability of sufficient financing, to increase our revenue by acquiring one or more logistics and transportation services companies. We have not entered into any acquisition agreements as of the date of this report and cannot predict if and when we may do so.

Operating Expenses

         Total operating expenses incurred during the quarter ended September 30, 2007 decreased by $343,595 or approximately 4.9% compared with the quarter ended September 30, 2006. Approximately 59.2% of this decrease was due to a $203,547 or approximately 3.5% decline in freight transportation expenses and the remainder of the decrease was due to a $140,048 or approximately 11% decline in selling, general and administrative expenses.

         The $203,547 decrease in freight transportation expenses, which are the direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies hired to move loads for shipper customers, consisted of declines of:

         - $75,170 by Power2Ship Intermodal, Inc. due to it having ceased operations in 2006 and

         - $128,377 or approximately 2.3% by CXT associated with its lower revenue.

         The decline in selling, general and administrative expenses of $140,048 resulted from declines of $80,771 or approximately 10.8% in salaries, benefits and consulting fees and $59,277 or approximately 11.3% in other selling, general and administrative expenses.

         The $80,771 decline in salaries, benefits and consulting fees consisted primarily of decreases of $43,899 or 16.3% decrease by CXT and a $33,832 or 7.1 % by the Company's Florida-based corporate operations. Management expects quarterly salaries and consulting expenses for existing operations during the remainder of fiscal year 2008 to be comparable to those incurred during the quarter ended September 30, 2007.

         The largest contributors to the decline in other selling, general and administrative expenses from the quarter ended September 30, 2006 to the quarter ended September 30, 2007 were:

     - the Company's Florida-based operation decreased expenses by $99,417 or approximately 39.1% with the primary contributors being a:

         - $28,295 or 100% decrease in Web hosting expenses as a result of our hosting the system in-house,

         - $28,432 or approximately a 76.7% decrease in legal fees primarily due to a decrease in the number and complexity of legal matters during the period, and

         - $29,291 or approximately a 63.8% decrease in rent as a result of moving to a much smaller facility in the current period.

     - Commodity Express Transportation, Inc. increasing its other selling, general and administrative expenses by $38,996 or approximately 12.9%. The largest contributors to this increase were increases of:

         -    $24,760 in depreciation expense and

         - $17,410 in bad debt expense from a reversal of $17,410 for the quarter ended September 30, 2006 versus no bad debt expense for the quarter ended September 30, 2007

         Management expects quarterly other selling, general and administrative expenses for existing operations during the remainder of fiscal year 2008 to be comparable to the amount incurred during the first quarter of fiscal year 2008.

Other Income (Expenses)

         Total other expenses increased by $798,866 or approximately 92.1% during the quarter ended September 30, 2007 as compared with the quarter ended September, 2006 primarily due to an increase in interest expense, net of interest income, of $893,730 or approximately 115.7%, that partially was offset by a $94,864 decrease in loss on forgiveness of debt associated with the settlement agreement the Company entered into with Richard Hersh, the Company's former Chief Executive Officer, during the quarter ended September 30, 2006.

         The increase in interest expense primarily was associated with the assignment of $700,000 of Series B secured convertible debentures, recorded as interest expense, to investors that invested an aggregate of $2,000,000. Also, the Company recognized discounts on notes payable $240,679 due to the beneficial conversion features included in many of the convertible notes payable and debentures it issued, and amortized $162,875 of these debt discounts as interest expense during the quarter ended September 30, 2007.

         Management expects quarterly other expenses during the remainder of fiscal year 2008 to be substantially lower than during the first quarter of fiscal 2008 primarily since the assignment of Series B secured convertible debentures ceased in July 2007 upon the settlement with the original holder of these debentures. Further, we currently are negotiating with the holders of $797,000 of our 14.25% secured convertible debentures and the holder of $175,000 principal amount of our 8% unsecured convertible promissory note, all of which is past due, to exchange their debentures or note for our equity securities. However, we cannot provide any assurance that such negotiations will be successful and, if not, if we can raise sufficient capital to satisfy the obligations related to these debentures and promissory note. Further, if outstanding debt is re-structured or replaced with other debt, then interest expense could increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as a going concern. As of September 30, 2007, we had an accumulated deficit of $33,776,489, a stockholders' deficit of $3,062,522, and unrestricted cash and cash equivalents of $41,786.

         The Company's working capital deficit increased by $401,328 or approximately 8.4% to $5,185,026 at September 30, 2007 as compared with $4,783,698 at June 30, 2007. This higher deficit was attributed to current assets decreasing by $1,137,316 while current liabilities decreased by $735,988.

         The decrease in current assets from June 30, 2007 to September 30, 2007 resulted almost entirely from restricted cash decreasing by $1,095,600 primarily due to $1,100,000 held in an escrow account on June 30, 2007 being used as part of a settlement payment to one of our debenture holders in July 2007.

         The $735,988 decrease in current liabilities from June 30 to September 30, 2007 resulted from decreases in:

         o Short term notes payable, convertible notes payable and loans payable by $947,392 or approximately 19.9% and

         o Accounts payable and accrued expenses by $200,714 or approximately 7.1%

         that partially were offset by an increase in our line of credit by $412,118 or approximately 54.1%.

         Our unrestricted cash and cash equivalents decreased by $2,370 from June 30 to September 30, 2007. This decrease resulted from $504,123 used in operating activities and $134,774 used in investing activities that were offset by $636,527 provided by financing activities.

         The Company reduced its net cash used in operating activities during the quarter ended September 30, 2007 versus the quarter ended September 30, 2006 by $69,531 or approximately 12.1%. This reduction resulted from increases in:

         o     Net loss of $710,275 or 47.7% and

         o     Cash used for changes in operating assets and liabilities of
               $115,376

         that were more than offset by:

         o Adjustments to reconcile the net loss to net cash used in operating activities of $895,182 that were associated with non-cash expenses. These adjustments consisted of increases in:

               o Expenses associated with the issuance of our common stock and warrants as payment for services, interest and debt settlement of $534,510,

               o Interest expense in connection with the conversion of notes payable and assignment of convertible debentures of $830,162,

               o Fair value of stock options issued to employees of $212,355 and that partially were offset by decreases in:

               o    Depreciation and amortization totaling $586,981 and

               o    Loss on forgiveness of debt of $94,864.

         Net cash used in investing activities during the quarter ended September 30, 2007 versus the quarter ended September 30, 2006 increased by $51,137 or approximately 61.1%. The increase resulted from increases of $40,058 in purchases of property and equipment and $11,079 in capitalized costs of software development.

         Net cash provided by financing activities during the quarter ended September 30, 2007 versus the quarter ended September 30, 2006 decreased $48,239 or approximately 7.0%. This decrease resulted from decreases in cash associated with:

         o Repayment of $1,885,591 of promissory notes, loans payable and notes payable and

         o     Proceeds from the sale of preferred stock and warrants of
               $660,000

      that partially were offset by increases in cash associated with:

         o     Proceeds of $2,034,000 from the issuance of promissory notes and

         o     Line of credit of $463,352.

         We estimate that our cash on hand on November 9, 2007 will fund our operating activities until approximately November 30, 2007. This estimate is based on our cash and cash equivalents of $41,786 and September 30, 2007, plus $55,000 received from October 1, 2007 to November 9, 2007. If we are unable to obtain additional working capital before then, we will request that certain management personnel defer some or all of their compensation and attempt to further reduce our personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

         The future capital requirements for our existing operations depend primarily on the rate at which we can increase our cash flow from operations which will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Fittipaldi Logistics held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. As of November 9, 2007, all of our assets served as collateral for $797,000 of our 14.25% secured convertible debentures, of which $692,000 were past due, and certain of our assets, excluding those held by Fittipaldi Carriers, Inc. and its subsidiaries, served as collateral for $2,047,451 of our 16% secured promissory notes, and $303,397 of our Series B secured convertible debentures, as amended. If we default on our obligations under any of these securities, including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

         Management expects the Company's liquidity would be improved by virtue of the pending merger with State Petroleum Distributors. It believes that the size, at approximately $200,000,000 in annual revenue, potential synergies and growth opportunities of the consolidated Company will make it more attractive to investors. An example of a potential synergy is cross-marketing the Company's proprietary software solutions to State Petroleum Distributor's customer base. The Company has meetings scheduled with numerous institutional investors commencing later this month.

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

         Based upon that evaluation, our company's Chief Executive Officer, who also serves as our principal financial and accounting officer, concluded that our company's disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
-------- -----------------

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

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


                             FITTIPALDI LOGISTICS, INC.

                             By: /s/ Frank P. Reilly
                                 -------------------
                                 Frank P. Reilly
                                 Chief Executive Officer, principal executive
                                 officer and principal financial and accounting officer


November 14, 2007