Form 10QSB
period 2007-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2008-02-19
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______ TO ______

         Commission File Number 0-25753

                        --------------------------------

                          NUSTATE ENERGY HOLDINGS, INC.
                          -----------------------------
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

                        --------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 19, 2008, the number of outstanding shares of the issuer's common stock was 232,218,155.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]
 ------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements:

         Consolidated Balance Sheet, December 31, 2007 (Unaudited)                                       3

         Consolidated Statements of Operations, Three and Six Months Ended
            December 31, 2007 and 2006 (Unaudited)                                                       4

         Consolidated Statements of Cash Flows, Six Months Ended
            December 31, 2007 and 2006 (Unaudited)                                                       5

         Notes to Consolidated Financial Statements (Unaudited)                                          6

Item 2.  Management's Discussion and Analysis or Plan of Operation                                      22

Item 3.  Controls and Procedures                                                                        30

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                                              31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                    31

Item 3.  Defaults Upon Senior Securities                                                                32

Item 4.  Submission of Matters to a Vote of Security Holders                                            32

Item 5.  Other Information                                                                              32

Item 6.  Exhibits                                                                                       32

When used in this quarterly report, the terms the "Company," "NuState Energy Holdings," "we," "our," and "us" refers to NuState Energy Holdings, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web site at www.emmologic.com is not part of this annual report.

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

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2007
                                   (Unaudited)
     ASSETS
     Current assets:
        Cash and cash equivalents                                       $     90,336
        Restricted cash                                                      144,861
        Accounts receivable, net of allowance of $199,095                  2,647,233
        Other receivables                                                      6,838
        Prepaid expenses                                                     296,602
                                                                        ------------
             Total current assets                                          3,185,870

     Property and equipment                                                1,198,772
          Less: accumulated depreciation                                    (488,706)
                                                                        ------------
             Net property and equipment                                      710,066
     Software development costs, net of
          accumulated amortization of $234,478                             1,424,458
     Deferred financing costs                                                  6,944
     Intangible asset, net of accumulated amortization of $27,028             18,898
     Other assets                                                            209,160
                                                                        ------------
     Total assets                                                       $  5,555,396
                                                                        ============
     LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities:
        Notes payable - short term                                      $  1,942,965
        Convertible notes payable less discount of $50,441                 1,810,407
        Lines of credit                                                    1,710,507
        Accounts payable                                                   1,812,891
        Accrued expenses                                                   1,053,035
        Accrued salaries                                                     327,919
                                                                        ------------
            Total current liabilities                                      8,657,724

     Long term debt:
        Long term notes payable                                              124,805
                                                                        ------------
            Total liabilities                                              8,782,529

     Stockholders' deficit :
     Preferred stock, $.01 par value, 1,000,000 shares authorized:
        Series B convertible preferred stock, $.01 par value, 200,000
           shares authorized; 149,600 shares issued and outstanding            1,496
        Series C convertible preferred stock, $.01 par value, 20,000
           shares authorized; 832 shares issued and outstanding                    8
        Series D convertible preferred stock, $.01 par value, 40
           shares authorized; 32 shares issued and outstanding                    --
        Series E convertible preferred stock, $.01 par value, 1,600
           shares authorized; 0 shares issued and outstanding                     --
        Series F convertible preferred stock, $.01 par value, 500,000
           shares authorized; 153 shares issued and outstanding                    2
        Series G convertible preferred stock, $.01 par value, 6
           shares authorized; 2 shares issued and outstanding                     --
        Series H convertible preferred stock, $.01 par value, 1,600
           shares authorized; 70 shares issued and outstanding                     1
        Series I convertible preferred stock, $.01 par value, 100,000
           shares authorized; 100,000 shares issued and outstanding            1,000
        Series Y convertible preferred stock, $.01 par value, 87,000
           shares authorized; 87,000 shares issued and outstanding               870
        Common stock, $.001 par value, 750,000,000 shares
           authorized; 221,535,823 issued and outstanding                    221,535
        Additional paid-in capital                                        31,486,879
        Accumulated deficit                                              (34,938,924)
                                                                        ------------
            Total stockholders' deficit                                   (3,227,133)
                                                                        ------------
     Total liabilities and stockholders' deficit                        $  5,555,396
                                                                        ============

          See notes to unaudited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended        For the Six Months Ended
                                                              December 31,                     December 31,
                                                    -----------------------------     ------------------------------
                                                          2007            2006              2007            2006
                                                    -------------   -------------     --------------  --------------
Revenue:
Freight transportation                              $   6,446,998    $   4,772,053    $  12,550,221    $  11,159,749
Other revenues                                             18,728               --           48,197               --
                                                    -------------    -------------    -------------    -------------

       Total revenue                                    6,465,726        4,772,053       12,598,418       11,159,749

Operating expenses:
   Freight transportation                               5,886,010        4,529,845       11,444,987       10,292,369
   Selling, general and administrative:
        Salaries, benefits and consulting fees            780,103          950,819        1,444,301        1,695,788
        Other selling, general and administrative         495,911          544,263          960,407        1,068,036
                                                    -------------    -------------    -------------    -------------

       Total operating expenses                         7,162,024        6,024,927       13,849,695       13,056,193
                                                    -------------    -------------    -------------    -------------

       Loss from operations                              (696,298)      (1,252,874)      (1,251,277)      (1,896,444)
                                                    -------------    -------------    -------------    -------------

Other expense:
   Loss on asset disposal                                      --          (23,649)              --          (23,649)
   Forgiveness of debt                                         --               --               --          (94,864)
   Interest expense, net                                 (410,364)        (323,444)      (2,076,753)      (1,096,103)
   Other income (expense)                                 (55,773)          19,590          (55,773)          19,590
                                                    -------------    -------------    -------------    -------------

       Total other expense                               (466,137)        (327,503)      (2,132,526)      (1,195,026)
                                                    -------------    -------------    -------------    -------------

Net loss                                            $  (1,162,435)   $  (1,580,377)   $  (3,383,803)   $  (3,091,470)
                                                    =============    =============    =============    =============

Preferred stock dividend                                       --               --          (75,800)              --
                                                    -------------    -------------    -------------    -------------

Net loss available to common shareholders           $  (1,162,435)   $  (1,580,377)   $  (3,459,603)   $  (3,091,470)
                                                    =============    =============    =============    =============

Loss per share-basic and diluted                    $       (0.01)   $       (0.02)   $       (0.02)   $       (0.03)
                                                    =============    =============    =============    =============

Weighted average shares outstanding
      - basic and diluted                             210,329,274       99,152,180      198,345,943       95,864,208
                                                    =============    =============    =============    =============












            See notes to unaudited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Six Months Ended
                                                                            December 31,
                                                                       2007            2006
                                                                   -------------    -----------
Cash flows from operating activities:
   Net loss                                                        $ (3,383,803)    $(3,091,470)
  Non- cash adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                    105,765         61,024
        Amortization of software development costs                       27,046         27,046
        Amortization of intangible asset                                  4,593         31,115
        Amortization of deferred compensation                            29,529        264,574
        Amortization of deferred financing costs                         20,834         69,475
        Amortization of discount on notes payable                       240,291        737,857
        Loss on asset disposal                                                -         23,649
        Loss on settlement of debt                                       45,773         94,864
        Fair value of stock options issued to employees                 557,025              -
        Issuance of stock warrants for services                         115,172        361,160
        Interest expense in connection with the conversion
           of notes payable into preferred stock                        140,361              -
        Interest expense in connection with the
           assignment of convertible notes                              703,397              -
        Interest expense in connection with the line of credit           55,578         51,180
        Issuance of common stock for services, interest and
           litigation settlements                                             -         11,699
        Issuance of common stock and warrants for interest and
           debt settlements                                             594,789              -
        Issuance of common stock for services                            61,400              -
        Changes in operating assets and liabilities:
            Decrease (increase) in restricted cash                       (4,400)             -
            Decrease (increase) in accounts receivable                 (615,841)     1,255,990
            Decrease in prepaid expenses                                (61,967)        49,941
            Decrease (increase) in other assets                         (17,605)       128,382
           (Decrease) increase in accounts payable
              and accrued expenses                                      493,022     (1,078,036)
                                                                   -------------    -----------
               Net cash used in operating activities                   (889,041)    (1,001,550)
                                                                   -------------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                                 (140,684)       (15,399)
   Capitalized costs of software development                           (161,050)      (149,971)
                                                                   -------------    -----------
               Net cash used in investing activities                   (301,734)      (165,370)
                                                                   -------------    -----------
Cash flows from financing activities:
   Proceeds from convertible promissory notes                           550,000              -
   Repayments of convertible promissory notes                        (1,800,000)             -
   Proceeds from promissory notes                                             -        176,000
   Repayments of  loans payable                                         (56,925)             -
   Proceeds from notes payable                                        1,730,000              -
   Proceeds from exercise of stock options                                    -         12,500
   Proceeds from line of credit                                       5,940,403      3,888,809
   Repayments of notes payable                                          (79,213)             -
   Repayments of line of credit                                      (5,047,310)    (4,144,085)
   Proceeds from sale of preferred stock and
      warrants net of costs of $0 and $0, respectively                        -      1,333,500
                                                                   -------------    -----------
               Net cash provided by financing activities              1,236,955      1,266,724
                                                                   -------------    -----------

               Net increase in cash and cash equivalents                 46,180         99,804

Cash and cash equivalents, beginning of year                       $     44,156     $  223,525
                                                                   -------------    -----------
Cash and cash equivalents, end of period                           $     90,336     $  323,329
                                                                   =============    ===========

            See notes to unaudited consolidated financial statements

                 NuSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

Organization
------------
NuState Energy Holdings, Inc. (the "Company") is a Nevada corporation that was incorporated on October 28, 1987 as Jaguar Investments, Inc. On March 11, 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. On May 8, 2003, the Company changed its name to Power2Ship, Inc. On October 11, 2006, the Company merged with a newly formed, wholly-owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name being changed to Fittipaldi Logistics, Inc. effective November 9, 2006. On December 10, 2007, the Company merged with a newly formed, wholly-owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 20, 2007.

The Company is a third party logistics services provider and a developer of web-based applications that provide pertinent, real-time information to the worldwide transportation and security industries. These applications rely on telematics to collect various pieces of vehicle and container-based data and integrate it with information gathered from various disparate legacy systems across the supply chain. The data is then synthesized and reformatted into valuable, actionable information, and delivered to appropriate end-users across the logistics value chain through secure web-based applications. Among the many capabilities of these telematics solutions are on-demand live diagnostics, two-way communication, temperature alerts, electronic fuel tax payment, inventory/asset visibility, secure trucking and matching of available freight with available trucks. In August 2007, the Company launched My Driver SeatTM, its proprietary software application that provides critical information that may be used to validate nearly any products designed to improve fuel efficiency or reduce harmful gas emissions more accurately and quickly than any other method. At the same time, My Driver SeatTM is a fuel management tool that provides real-time information, such as vehicle speeds, idling times, out-of-route notifications, and unauthorized use, which translates to significant fuel savings.

On February 25, 2005, the Company formed a wholly owned subsidiary, Fittipaldi Carriers, Inc., formerly P2S Holdings, Inc., a Florida corporation. Then, on March 21, 2005, a wholly owned subsidiary of Fittipaldi Carriers, Inc., Commodity Express Transportation, Inc. ("CXT"), a Delaware corporation formed on March 21, 2002, acquired certain assets and liabilities of Commodity Express Transportation, Inc., a South Carolina corporation (see Note 4 "Intangible Assets" for further details). CXT is licensed by the United States Department of Transportation as a motor carrier and a broker, arranging for transportation of freight (except household goods) by motor carriers. CXT is engaged in the business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT presently serves the southeastern United States from its South Carolina base with a fleet, as of December 31, 2007, of 101 tractors comprised of 81 CXT-owned or leased units and 20 owner-operator units with which it has independent contractor lease agreements and 494 trailers. In addition, CXT rents a 137,000 square foot warehouse facility in South Carolina to service its largest customer and provides freight transportation brokerage services through a wholly owned subsidiary of CXT, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005.

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

The accompanying unaudited financial statements for the period ended December 31, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements and should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended December 31, 2007 is not necessarily indicative of the results to be expected for the fiscal year ending on June 30, 2008.

The Company has experienced losses and negative cash flows from operations since its inception. As of December 31, 2007, it had a working capital deficit of $5,471,854, an accumulated deficit of $31,486,879, a stockholders' deficit of $3,227,133, and its independent auditors' report on its financial statements for fiscal year 2007 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations.

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

Cash and Cash Equivalents
-------------------------
The Company considers all unrestricted deposits and highly liquid investments,
                                      -7-
readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

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

Prior to March 31, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended December 31, 2007, the Company granted stock options to purchase 5,000,000 shares of its common stock for $0.025 per share that expire on November 5, 2012 (see Note 6).

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At December 31, 2007, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the six months ended December 31, 2007 and 2006.

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

At December 31, 2007, the net book value of capitalized software was $1,424,458. Amortization expense was $27,046 for the six months ended December 31, 2007 and 2006.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At December 31, 2007, the

Company's restricted cash balance in one account exceeded the insured limits by approximately $45,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at December 31, 2007. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

NOTE 3 - CONCENTRATIONS

During the six months ended December 31, 2007, two customers accounted for $8,302,946 or approximately 65.9% of the Company's revenue and those same two customers accounted for $1,390,111 or approximately 52.5% of accounts receivable, net of allowance for doubtful accounts, as of December 31, 2007. During this period, no other customer accounted for more than 10% of revenue or accounts receivable.

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

The Company recorded amortization expense for all of its intangible assets for the six months ended December 31, 2007 and 2006 of $4,593 and $31,115, respectively. At December 31, 2007, future amortization expense for the remaining intangible assets is as follows:

                                                2008            $  9,185
                                                2009               9,185
                                                2010                 528
                                                                --------
                                                                $ 18,898
                                                                ========

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of December 31, 2007, the balance on the Company's revolving line of credit with Branch Banking and Trust Company was $1,710,507. This line of credit has a borrowing limit of $3,000,000, has a floating rate of interest equal to the prime rate plus one percent and a maturity date of April 5, 2008.

As of December 31, 2007, the Company had short term notes payable of $1,942,964 which consisted of:

     - $1,250,000 of a 16% secured promissory note due February 8, 2008 issued to one investor. The investor also was assigned $400,000 principal amount of an amended version of 5% Series B secured convertible debentures, recorded as interest expense, which the investor immediately converted into 16,000,000 shares of common stock at $0.025 per share. The note is secured by a primary or secondary lien in the Company's assets excluding those assets owned by its subsidiary Fittipaldi Carriers, Inc. and 100,000 shares of Series I preferred stock convertible into 50,000,000 shares of common stock of the Company that are being held in an escrow account. The financing agreement with the investor specifies that 50,000 shares of the Series I preferred stock are to be released to the Company from escrow upon issuance of the 16,000,000 shares underlying the Series B debentures although, as of the date of filing this Form 10-QSB, none of the Series I preferred shares have been released to the Company. The remaining 50,000 shares of Series I preferred stock are to be released to the Company upon full repayment of the note and interest within 15 days of its maturity date or, if not repaid by then, 5,000 shares are to be released to the investor commencing 15 days after the maturity date and on each of the next nine monthly anniversary dates thereafter as long as the note and accrued interest have not been repaid in full by such dates. Also, the interest rate of this note increases to 32% or the maximum rate permitted by applicable law commencing 15 days after the maturity date if the note and accrued interest have not been repaid in full by then. This note was not repaid by its maturity date or by the filing date of this quarterly report. Unless the Company receives a waiver from the note holder within the next few days, it will be in default under its agreement and obligations to the note holder. Such a default could accelerate the Company's other obligations owed to other parties. No assurance can be provided that the Company would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

     - $400,000 of 16% secured promissory notes due January 15, 2008 issued to three investors. These investors also were assigned an aggregate of $160,000 principal amount of an amended version of 5% Series B secured convertible debentures which were recorded as interest expense. These investors immediately converted the debentures into 6,400,000 shares of common stock at $0.025 per share. These notes were not repaid by their maturity date or by the filing date of this quarterly report.

     - $125,000 of 16% unsecured promissory notes due March 4, 2008 issued to one investor. The investor also received 5,000,000 shares of common stock valued at $140,000 that were recorded as interest expense.

     -   $42,500 of 8% unsecured short-term promissory notes to two investors;

     - $31,500 owed to the seller of the business which became Power2Ship Intermodal, Inc. payable $1,500 per month for 24 months commencing in March 2006. No payments have been demanded by seller or made as the Company believes the seller induced the Company to purchase the business by providing materially misleading information; and

     - $93,964 which was the short-term portion of three secured promissory notes issued by CXT in fiscal year 2007 related to the purchase of twelve used trucks. Two of these notes have interest rates of approximately 11%, are being repaid in 42 equal monthly payments totaling $6,880 including interest and have maturity dates in the first and second quarters of fiscal year 2011. The third note has a variable interest rate equal to the prime rate plus 1% and is being repaid in 17 equal monthly payments of $2,787 with a final payment of all remaining principal and accrued interest due on December 5, 2008. As of December 31, 2007, the outstanding balance of these notes was $218,770 of which $124,806 was recorded as long term notes payable.

As of December 31, 2007, the Company had convertible notes payable of $1,810,406, net of discounts on notes payable of $50,442, which consisted of:

     - $785,000 of 14.25% secured convertible debentures of which $680,000 was past due and the maturity date for the remaining $105,000 became due on December 31, 2007 which were not repaid by their maturity date nor by the filing date of this quarterly report. If the Company receives notice of noncompliance and potential default from any of its holders of past due debentures, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

     - $296,498, net of the $6,899 remaining discount on notes payable recorded due to the beneficial conversion provision associated with the issuances of $303,397 of Series B secured convertible debentures to three investors. The debentures were amended upon their issuance to these investors to increase the interest rate to 16%, extend the maturity date to January 15, 2008, fix the conversion price at $0.025 per share and provide the Company with a right of redemption at any time without penalty subject to the investors' conversion rights. These notes were not repaid by their maturity date or by the filing date of this quarterly report.

     - $397,451 of 16% secured convertible promissory notes with a maturity date of January 15, 2008 to two investors for $300,000 and the exchange of $97,451 of unsecured promissory notes and accrued interest thereon. One note for $350,000 and accrued interest thereon is convertible into common stock at approximately $0.0307 per share and the other note for $47,451 and accrued interest thereon is convertible into common stock at $0.025 per share. The notes are secured by a lien on the Company's assets excluding the assets of Fittipaldi Carriers, Inc. The investor that holds the $350,000 note also was assigned $140,000 principal amount of an amended version of 5% Series B secured convertible debentures which was recorded as interest expense. The investor immediately converted the debenture into 5,600,000 shares of common stock at $0.025 per share. These notes were not repaid by their maturity date or by the filing date of this quarterly report.

     - $85,082, net of the $14,918 remaining discount on notes payable recorded due to the beneficial conversion provision associated with the issuance of an 8% $100,000 unsecured convertible promissory note to an unaffiliated private company. The note has a maturity date of September 27, 2008, provides the lender with the right to convert principal and accrued interest into shares of the Company's common stock at $0.025 per share, provides the Company with a right of redemption to prepay the note and accrued interest at any time without penalty subject to lender's conversion right, provides the lender with a right of first refusal to purchase CXT on the same terms and conditions as may be offered by any other party. The conversion price resulted in a beneficial conversion provision due to the conversion being less than the market price of the common stock at the time of the issuance which was recorded as additional interest expense of $20,000 that is being amortized over the term of the note.

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

     - $71,375, net of the $28,625 remaining discount on notes payable recorded due to the beneficial conversion provision associated with the issuance of $100,000 of our Series D 8% unsecured convertible debenture.

During the six months ended December 31, 2007, the Company recognized debt discounts of $240,679 due to the beneficial conversion features in convertible notes payable issued during the period and in Series B secured convertible debentures assigned during the period. Amortization of debt discounts was $218,862 during the six months ended December 31, 2007 and was included in interest expense.

As of December 31, 2007, the Company had long term debt of $124,805 from two secured promissory notes issued by CXT in January and March 2007 for $154,518 and $134,442, respectively, related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of December 31, 2007, the outstanding balance of these notes was $218,770 of which $93,965 was recorded as short-term notes payable.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------
During the six months ended December 31, 2007, five investors converted approximately 6 shares of Series D convertible preferred stock into 6,000,000 shares of common stock.

During the six months ended December 31, 2007, the Company issued six investors approximately 27 shares of Series F convertible preferred stock upon conversions of $112,000 of the Company's 14.25% convertible notes payable and $18,958 of accrued interest thereon and a $2,500 short-term 12% promissory note. Also, during this six-month period, nine investors converted approximately 42 shares of Series F convertible preferred stock into 8,338,345 shares of common stock. The Company recognized a beneficial conversion in connection with the conversion of the 14.25% secured convertible debentures into shares of Series F preferred stock of $140,359 that was recorded as interest expense.

Common Stock
------------
During the six months ended December 31, 2007, the Company issued an aggregate of 71,678,430 shares of its common stock consisting of:

     - 32,151,399 shares issued to six investors upon their conversion of $800,000 of Series B secured convertible debentures, as amended, and $3,785 of accrued interest thereon;

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

     - 8,338,345 shares issued to nine investors upon their conversion of approximately 41.7 shares of Series F convertible preferred stock;

     - 6,000,000 shares issued to five investors upon their conversion of $150,000 of Series D secured convertible debentures, as amended;

     - 5,000,000 shares issued to one investor in conjunction with a $125,000 loan from the investor that was recorded as $140,000 of interest expense;

     - 2,659,653 shares valued at $75,800 issued as a dividend to the holders of Series B convertible preferred stock;

     - 2,204,123 shares issued to one investor upon the conversion of $50,000 of convertible debentures and $5,103 of accrued interest thereon;

     - 1,870,000 shares issued to eight consultants recorded as $56,400 of consulting expense;

     - 254,910 shares valued at $8,833 issued as an interest payment to one holder of $100,000 of 8% Series D convertible debentures; and

     - 200,000 shares issued for accounting services provided during the six months ended December 31, 2007 valued at the fair market value of the shares on the date issued of $0.025 per shares or $5,000.

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

During the six months ended December 31, 2007, the Company granted stock options to purchase an aggregate of 5,000,000 shares of its common stock at an exercise price of $.025 per share to the Company's Chief Executive Officer. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 102%; risk-free interest rate of 3.96% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $132,315 for the six months ended December 31, 2007.

For the six months ended December 31, 2007, the Company recorded stock-based compensation expense of $424,710 related to stock options granted in fiscal 2007, which is being amortized over the remaining service period.

A summary of the stock option activity is as follows:

                                                                         Weighted
                                                                         Average
                                                                         Exercise      Number      Exercise Price
                                                                          Price      of Options       Per Option
                                                                          -----      ----------       ----------
       Outstanding options at June 30, 2007                               $0.03       44,749,076    $0.025 - $0.38
       Granted..............................................              $0.03        5,000,000    $0.025
       Expired..............................................              $0.03      (18,916,663)   $0.025 - $0.38
       Cancelled............................................                  -      (         -)          -
                                                                                     -----------
       Outstanding options at December 31, 2007                           $0.03       30,832,413    $0.025 - $0.38
                                                                                     ===========
       Exercisable options at December 31, 2007                           $0.03       27,311,584    $0.025 - $0.38
                                                                                     ===========

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2007:

                                 Options Outstanding                                   Options Exercisable
     ---------------------------------------------------------------------------------------------------------
                                                                      Weighted                       Weighted
           Range of                           Weighted Average        Average                         Average
           Exercise           Number             Remaining            Exercise         Number        Exercise
             Price          Outstanding       Contractual Life         Price       Exercisable         Price
          ------------     --------------    -------------------    ----------------------------    ----------
          $     0.025         30,450,000         4.00 Years         $     0.025       26,929,167     $   0.025
          $0.25 -0.38            382,413         0.43 Years         $      0.33          382,417     $    0.33
                           -------------                            ----------------------------    ----------
                              30,832,413                            $      0.03       27,311,584     $    0.03
                           =============                            ============================    ==========

Warrants
--------
In July 2007, the Company reduced the exercise price of warrants to purchase an aggregate of 3,000,000 shares of common stock to $0.025 per share and changed their expiration dates to April 10, 2010. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 170%, risk-free interest rate of 5%, no dividend yield, and an expected life of 5 years, and recorded approximately $14,000 as consulting fees during the six months ended December 31, 2007.

In July 2007, the Company granted a three-year warrant to purchase 500,000 shares of common stock to a consultant at an exercise price of $.05 per share for services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.025 or $12,563 and recorded a stock-based consulting expense of $12,563 for the six months ended December 31, 2007.

In November 2007, the Company reduced the exercise price of warrants to purchase an aggregate of 9,469,999 shares of common stock to $0.025 per share. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 102%, risk-free interest rate of 3.71%, no dividend yield, and an expected life of 3 years, and recorded approximately $69,000 as consulting fees during the six months ended December 31, 2007.

In November 2007, the Company granted a three-year warrant to purchase 1,150,000 shares of common stock to a consultant at an exercise price of $.06 per share for services rendered. The Company valued the warrant utilizing the Black-Scholes options pricing model at approximately $20,000 that was recorded as stock-based consulting expense.

Stock warrant activity for the period ended December 31, 2007 is summarized as follows:

   ----------------------------------------------------------------------------
                                                                    Weighted
                                                                     Average
                                               Number of            Exercise
                                               Warrants               Price
   ----------------------------------------------------------------------------
   Balance at beginning of year                 76,566,312      $         0.11
   ----------------------------------------------------------------------------
   Granted                                       9,150,000                0.03
   ----------------------------------------------------------------------------
   Exercised                                   (         -)                  -
   ----------------------------------------------------------------------------
   Cancelled                                   (   916,667)                .16
   ----------------------------------------------------------------------------
   Expired                                     (         -)                  -
   ----------------------------------------------------------------------------
   Balance at end of period                     84,799,645      $         0.07
   ----------------------------------------------------------------------------
   Warrants exercisable at end of period        84,088,534      $         0.07
   ----------------------------------------------------------------------------
   Weighted average fair value of
   warrants granted during the period                           $        0.025
   ----------------------------------------------------------------------------

The following table summarizes information concerning warrants outstanding and exercisable at December 31, 2007:

     ---------------------------------------------------------------------       ------------------------------
                            Warrants Outstanding                                     Warrants Exercisable
     ---------------------------------------------------------------------       ------------------------------
                                             Weighted
                                             Average           Weighted                             Weighted
        Range of          Number of         Remaining          Average              Number           Average
     Exercise Price       Warrants        Life in Years     Exercise Price       Exercisable     Exercise Price
     --------------       --------        -------------     --------------       -----------     --------------
    $ 0.025 - $0.15        82,712,960          1.72             $ 0.06             82,601,849      $  0.06
     $ 0.20 - $0.50         1,786,685          1.28             $ 0.43              1,186,685      $  0.39
         $ 0.75               300,000          1.17             $ 0.75                300,000      $  0.75
                          -----------                                              ----------
                           84,799,645                                              84,088,534
                          ===========                                              ==========

NOTE 7 - RELATED PARTY TRANSACTIONS

In November 2007, the Company granted common stock options to Frank P. Reilly and Richard Hersh, its Chief Executive Officer and Chairman of the Board of Directors, respectively, that provided each of them with the right to purchase 5% of the issued and outstanding shares of My Driver Seat, Inc., a wholly-owned subsidiary of the Company, for $0.001 per share and to make such options fully vested upon their issuance and expire on the five-year anniversary of their issuance. No value was recorded for these options since no value could be attributed to My Driver Seat, Inc. since it is not publicly traded and, as of the date the option was granted, had no assets or liabilities.

In November 2007, the Company granted Frank P. Reilly, its Chief Executive Officer, an option to purchase 5,000,000 shares of common stock for $0.025 per share that expires five years from its grant date valued at $132,315 as an incentive to Mr. Reilly for assuming the positions of Chief Executive Officer, President, Treasurer and Secretary of the Company.

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

In September 2006, the Company's Board of Directors elected David S. Brooks Chief Executive Officer of the Company. Mr. Brooks entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction. In June 2007, Mr. Brooks resigned as an officer and a director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company. As of December 31, 2007, accrued salary recorded for Mr. Brooks was $73,750. The option granted to Mr. Brooks in August 2006 expired unexercised in July 2007.

In September 2006, the Company's Board of Directors elected S. Kevin Yates Chief Operating Officer of the Company. Mr. Yates entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In June 2007, Mr. Yates resigned as an officer and a director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company. As of December 31, 2007, accrued salary recorded for Mr. Yates was $63,750. The option granted to Mr. Yates in August 2006 expired unexercised in July 2007.

In September 2006, the Company terminated its employment agreement with Michael Darden, its former President. Thereafter, Mr. Darden resigned as a Director of the Company and its subsidiaries. In October 2006, Mr. Darden filed a lawsuit in Broward County, Florida naming as defendant Freight Rate, Inc., d/b/a Power2Ship, Inc. and alleging breach of his employment agreement. Pursuant to a mediation held in May 2007, the litigation between former employee Darden and the Company was amicably settled. The case has been dismissed and all allegations of wrongdoing by Darden as set forth in the Company's previous filings and counterclaim have been withdrawn. The parties provided each other with mutual releases of all claims with the exception of the agreed upon payments totaling $65,000 the Company agreed to pay Mr. Darden in three installments within 90 days of the mediation agreement. In addition to the aforementioned payments, the Company forgave $50,000 in accounts receivable from Mr. Darden that was recorded as a reduction to other receivables and wrote off $92,726 in accrued salary to Mr. Darden that was recorded as other income during fiscal year 2007. As of December 31, 2007, the Company owed Mr. Darden $20,000.

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

NOTE 8 - SUBSEQUENT EVENTS

Since January 1, 2008, the Company:

     - filed a certificate of amendment with the Nevada Secretary of State increasing its number of authorized shares of common stock from 250,000,000 to 750,000,000;

     - issued one investor 4,432,333 shares of common stock upon conversion of $102,000 of Series B secured convertible debentures and $8,808 of accrued interest thereon;

     - issued one investor 50,000 shares of common stock upon conversion of 500 shares of Series B convertible preferred stock;

     - issued eight investors an aggregate of 4,200,000 shares of common stock upon conversion of 21 shares of Series F convertible preferred stock; and

     - issued one investor a $200,000 14.25% unsecured convertible promissory note due on May 12, 2008 upon their investment of $200,000. The promissory note is convertible into shares of the Company's common stock at $0.02 per share, subject to a reduction to $0.01 per share under certain circumstances. In addition, upon the investment, the investor received 2,000,000 shares of the Company's common stock valued at $30,000 and a three-year warrant to purchase 2,000,000 shares for $0.02 per share valued utilizing the Black-Scholes options pricing model at approximately $15,000. The Company recognized a total debt discount of approximately $45,000 in connection with the issuance of the promissory note that will be amortized over its term.

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

         Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations is the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of December 31, 2007, management expected its long-lived assets to be fully recoverable.

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

         For the six months ended December 31, 2007 and 2006, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

         We are a principal in the transaction to transport the freight. By accepting our customer's order, we accept certain responsibilities for transportation of the load from its origin to its destination. In instances when we arrange for transportation of the load by an unaffiliated independent carrier, the carrier's contract is with our company, not our shipper customer, and we are responsible for prompt payment of carrier charges but are not responsible to our shipper customer for any claims for damage to freight while in transit. The price we charge for these freight transportation services depends largely upon the prices charged by our competitors as well as upon several factors, including the distance the freight is being transported, the type of transportation equipment required to move the freight, the distance that equipment is from the origin of the freight and whether or not that equipment is available in our fleet, the value of the freight and the availability of loads near the locations where the freight is to be delivered.

         To a far lesser extent, we have generated revenues from providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications. For the six months ended December 31, 2007 and 2006, less than 1% of our total revenue was attributable to revenue from providing these other services. While we market these services to our existing and potential customer base, we cannot predict if we will report significant other revenue in any future periods.

         During the six months ended December 31, 2007, revenue generated from two customers represented approximately 65.9% of our freight transportation revenue. During the six months ended December 31, 2006, revenue generated from one customer represented approximately 69% of our freight transportation revenue. Because our agreement with these customers can be terminated upon a 30 days notice to us, our dependence on revenues from these customers puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on two customers, we are marketing our services to the maximum extent permitted by our limited sales and marketing budget.

         During the second half of fiscal year 2008, our greatest challenge is expected to continue to be raising sufficient capital to fund our ongoing operations, repay past due debts and repay other debts as they become due. In addition, in the event that the transaction with State Petroleum Distributors becomes effective, we would have to address challenges related to the integration and operations of this business. As of February 19, 2008, $785,000 of our 14.25% secured convertible debentures, $2,047,451 of our 16% secured promissory notes, $303,397 of our Series B secured convertible debentures, as amended, and $175,000 principal amount of 8% unsecured convertible promissory notes, and accrued interest on the aforementioned debentures and notes, were past due. If we are unable to secure additional capital as needed, then we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2007 compared to the Six Months Ended December 31, 2006

Revenue

         Total revenue generated during the six months ended December 31, 2007 increased by $1,390,472 or approximately 12.5% compared with total revenue generated during the six months ended December 31, 2006. This increase was attributed to an increase of $1,479,063 or approximately 13.4% in freight transportation revenue, including third party logistics services, generated by

CXT. Most of the increase by CXT was due to becoming the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina commencing in October 2007. Also, the Company's technology operations increased revenue by $48,197 from $0 during the comparable period in fiscal year 2007. These increases partially were offset by a decrease of $88,591 or 100% in revenue from Power2Ship Intermodal, Inc. decreased as it ceased operations prior to the current fiscal year.

         We anticipate that total revenue from our existing operations for the second half of fiscal year 2008 will increase by approximately 20% to 25% compared with the same period during fiscal year 2007. Most of this revenue growth is expected to be attributed primarily to freight transportation revenue from CXT's corrugated box manufacturing customer which is estimated to provide approximately $3 million in revenue during the second half of fiscal year 2008. In addition, excluding the potential revenue attributable to the pending merger with State Petroleum Distributors, Inc., we expect to increase revenue in fiscal year 2008 by providing logistics consulting and implementation services related to our telematics solutions that provide critical, real-time information. For example, we developed a web-based, central repository of transportation information for Averitt Express providing each of Averitt's four operational units with visibility into the future availability of the transportation assets from all operational units in order to maximize asset utilization. Lastly, we are pursuing opportunities to generate revenue in fiscal year 2008 by providing some or all of the following services:

     - using our telematics solutions such as My Driver Seat, launched in the first quarter of fiscal year 2008, to provide management with critical, real-time information, such as vehicle locations, speeds, idling times and out-of-route notifications, to validate the performance of products designed to improve fuel efficiency or reduce harmful gas emissions and/or to modify certain inefficient driving habits that waste fuel; and

     - acquiring one or more logistics and transportation services companies, subject to the availability of sufficient financing.

Operating Expenses

         Total operating expenses incurred during the six months ended December 31, 2007 increased by $793,502 or approximately 6.1% compared with the six months ended December 31, 2006. The higher operating expenses were due to an increase of $1,152,618 or approximately 11.2% in freight transportation expenses that partially was offset by a decrease of $359,116 or approximately 13% in selling, general and administrative expenses.

         The $1,152,618 increase in freight transportation expenses, which are the direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies hired to move loads for shipper customers, consisted of:

     - an increase of $1,227,788 or approximately 12% by CXT associated with its increase in revenue and

     - a decrease of $75,170 by Power2Ship Intermodal, Inc. due to it having ceased operations in 2006.

         Management anticipates that freight transportation expenses during the remainder of fiscal year 2008 to increase by approximately the same percentage as the growth in revenue during this period as CXT expects to maintain its gross margin.

         The $359,116 decline in selling, general and administrative expenses resulted from declines of $251,487 or approximately 14.8% in salaries, benefits and consulting fees and $107,629 or approximately 10.1% in other selling, general and administrative expenses.

         The $251,487 decline in salaries, benefits and consulting fees consisted primarily of decreases of $82,634 or 10.7% in salaries and benefits and $141,353 or 31.3% in consulting expenses by the Company's Florida-based corporate operations. This decline was attributed to the Company's continued efforts to reduce overhead expenses in light of its limited capital resources. Management expects salaries and consulting expenses for existing operations during the remainder of fiscal year 2008 to be comparable to those incurred during the six months ended December 31, 2007.

         The largest contributors to the $107,629 decline in other selling, general and administrative expenses were:

     - the Company's corporate operations which decreased expenses by $208,526 or approximately 40.4% primarily due to decreases of:

         - $71,535 or approximately 79.9% in legal fees primarily due to a decrease in the number and complexity of legal matters addressed during the period; and

         - $54,740 or approximately 62.4% in rent as a result of moving to a much smaller facility in December 2007;

         - $33,971 or approximately 63.3% in travel, meals and entertainment as the Company's continued efforts to reduce overhead expenses in light of its limited capital resources; and

         - $25,788 or 100% in amortization of intellectual property and license rights as the amortization periods for these intangible assets expired prior to the current period.

         that partially were offset by:

     - Commodity Express Transportation, Inc. which increased expenses by $109,825 or approximately 20.5%. The largest contributors to this increase were increases of:

         - $49,581 in depreciation expense primarily due to the purchase of 12 used tractors and 275 trailer tracking devices assets;

         - $71,055 in expenses incurred by the Chattanooga, Tennessee facility due to increased business by customers served from this facility and

         - $28,540 in security expense due to customers utilizing CXT's Chattanooga, Tennessee facility for short-term storage of their products that required additional security.

         Management expects other selling, general and administrative expenses for existing operations during the remainder of fiscal year 2008 to be comparable to the amount incurred during the first half of fiscal year 2008.

Other Income and Expenses

         Total other expenses increased by $937,500 or approximately 78.5% during the six months ended December 31, 2007 as compared with the six months ended December 31, 2006 primarily due to an increase in interest expense, net of interest income, of $980,650 or approximately 89.5% during the six months ended December 31, 2006. The increase in interest expense primarily consisted of increases of:

     - $703,397 from the assignment of Series B secured convertible debentures as additional consideration to five investors that invested an aggregate of $2,000,000 in the Company's 16% secured promissory notes;

     - $454,789 from the payments that were made in full satisfaction of all obligations to the holder of $1,750,000 of its Series B 5% secured convertible debentures and $110,000 of its 14.25% secured convertible debentures;

     - $140,000 from the issuance of 5,000,000 shares of common stock to one investor in conjunction with a $125,000 loan from the investor; and

     - $140,361 due to the reduction in the conversion price upon the conversions of $112,000 of the Company's 14.25% convertible notes payable and $18,958 of accrued interest thereon by six investors into approximately 27 shares of Series F convertible preferred stock.

         These increases in interest expense partially were offset by decreases of $546,207 in amortization of discounts on notes payable and deferred financing costs, recorded as interest expense, primarily due to accelerating the amortization of the discounts on notes payable upon the conversions of $575,000 of the Company's Series D 8% unsecured convertible debentures during the six months ended December 31, 2006.

         Management expects other expenses during the remainder of fiscal year 2008 to be substantially lower than during the first half of fiscal 2008 primarily since the assignment of Series B secured convertible debentures ceased in July 2007 upon the settlement with the original holder of these debentures. Further, we currently are negotiating with the holders of $785,000 of our 14.25% secured convertible debentures and the holder of $175,000 principal amount of our 8% unsecured convertible promissory note, all of which is past due, to exchange up to all of their debentures or notes for our equity securities. However, we cannot provide any assurance that such negotiations will be successful and, if not, if we can raise sufficient capital to satisfy the obligations related to these debentures and promissory note. Further, if outstanding debt is re-structured or replaced with other debt, then interest expense could increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as a going concern. As of December 31, 2007, we had an accumulated deficit of $34,938,924, a stockholders' deficit of $3,227,133, and unrestricted cash and cash equivalents of $90,336.

         The Company's working capital deficit increased by $688,156 or approximately 14.4% to $5,471,854 at December 31, 2007 as compared with $4,783,698 at June 30, 2007. This higher deficit was attributed to current assets decreasing by $371,612 or approximately 10.4%, while current liabilities increased by $316,544 or approximately 3.8%.

         The largest contributors to the decrease in current assets were a decrease of $1,095,600 in restricted cash due to $1,100,000 held in an escrow account on June 30, 2007 being used as part of a settlement payment to one of our debenture holders in July 2007 that partially was offset by an increase of $615,841 in accounts receivables, net of allowance for doubtful accounts, due to CXT financing accounts receivables from its largest customer with its revolving line of credit rather than the relying on the higher cost prompt payment program offered by this customer.

         The increase in current liabilities resulted from:

         - Accounts payable and accrued expenses increasing by $354,357 or approximately 12.5%; and

         - Revolving line of credit increasing by $948,671 or 124.5% due to CXT financing accounts receivables from its largest customer with its revolving line of credit rather than the relying on the higher cost prompt payment program offered by this customer;

         that partially were offset by a:

         - Short term notes payable, convertible notes payable and loans payable decreasing by $986,484 or approximately 20.8%.

         The $46,180 increase in unrestricted cash and cash equivalents from June 30, 2007 to December 31, 2007 resulted from:

     - $1,236,955 provided by financing activities, a decrease of $29,769 or approximately 2.4% compared the six months ended December 31, 2006, that consisted of:

         - $2,280,000 in proceeds from the sale of convertible promissory notes and notes payable; and

         - $893,093 in net proceeds from the Company's revolving line of credit; less

         - $1,936,138 in repayments of convertible promissory notes, loans payable and notes payable;

     - $889,041 used in operating activities, a decrease of $112,509 or approximately 11.2% compared with the six months ended December 31, 2006, that consisted of a:

         - Net loss of $3,383,803, an increase of $292,333 or approximately 9.5% compared with the six months ended December 31, 2006; and

         - $206,791 used to account for changes in operating assets and liabilities, an increase of $563,068 or approximately 158% compared with the six months ended December 31, 2006;

         that partially were offset by:

     -   $2,701,553 in non-cash expenses that consisted of:

         -     Depreciation and amortization of $428,058;

         - Issuances of our common stock and warrants as payment for services, interest and debt settlement of $771,361;

         - Interest expense in connection with the conversion of notes payable and assignment of convertible debentures of $899,336;

         -     Fair value of stock options issued to employees of $557,025 and

         -     Loss on settlement of debt of $45,773.

     - $301,734 used in investing activities, an increase of $136,364 or approximately 82.5% compared the six months ended December 31, 2006 that consisted of:

         - $140,684 in purchases of property and equipment, an increase of $125,285 or 813.6% versus the six months ended December 31, 2006, primarily due to the purchase of 275 trailer tracking devices for CXT; and

         - $161,050 in capitalized costs of software development, an increase of $11,079 or approximately 7.4% versus the six months ended December 31, 2006.

         We estimate that our cash on hand on February 19, 2008 will fund our operating activities until approximately March 31, 2008. This estimate is based on our cash and cash equivalents of $90,336 at December 31, 2007, plus $200,000 received from January 1, 2008 to February 14, 2008. If we are unable to obtain additional working capital before then, we will request that certain management personnel defer some or all of their compensation and attempt to further reduce our personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

         The future capital requirements for our existing operations depend primarily on the rate at which we can increase our cash flow from operations which will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. As of February 19, 2008, all of our assets served as collateral for $785,000 of our 14.25% secured convertible debentures, all of which were past due, and certain of our assets, excluding those held by Fittipaldi Carriers, Inc. and its subsidiaries, served as collateral for

$2,172,451 of our 16% secured promissory notes of which $2,047,451 is past due, and $303,397 of our Series B secured convertible debentures, as amended, all of which is past due. If we default on our obligations under any of these securities, including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

         Management expects the Company's liquidity would be improved by virtue of the pending merger with State Petroleum Distributors. State Petroleum is a Pennsylvania-based company primarily delivering commercial unbranded bulk fuel, including diesel fuel, gasoline and home heating oil, to dealers, independent operators and trucking and distribution companies in Pennsylvania and surrounding states on a regularly scheduled or as needed basis. Management believes that the size, at approximately $200,000,000 in annual revenue, potential synergies and growth opportunities of the consolidated Company, will make it more attractive to investors. An example of a potential synergy is the marketing the Company's proprietary software solutions to State Petroleum Distributor's customer base. The closing of the transaction is subject to a number of conditions, including the approval by State Petroleum's stockholders, as well as other customary terms conditions found in similar transactions. The closing of the transaction is expected to result in a change of control of our Company.

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In November 2007, we issued 100,000 shares of our common stock to a consultant as compensation for providing various financial advisory services valued at $3,300. The investor was granted a three-year warrant to purchase 1,150,000 shares of common stock at an exercise price of $.06 per share valued utilizing the Black-Scholes options pricing model at approximately $23,000. The recipient was an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient represented that it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with this transaction, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

         In December 2007, we issued 200,000 shares of our common stock to the owner of a company that had provided us with various accounting services valued at $5,000. The recipient was an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient represented that it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with this transaction, and the certificate evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

         In December 2007, we issued a $125,000 principal amount of an 16% unsecured promissory note with a maturity date of March 4, 2008 to one investor in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The investor received 5,000,000 shares of common stock valued at $140,000. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchaser had access to business and financial information concerning our company. The purchaser represented that it was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         In February 2008, we issued a $200,000 14.25% unsecured convertible promissory note due on May 12, 2008 to one investor upon a $200,000 investment in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The promissory note is convertible into shares of our common stock at $0.02 per share, subject to a reduction to $0.01 per share under certain circumstances. The investor received 2,000,000 shares of our common stock valued at $30,000 and a three-year warrant to purchase 2,000,000 shares for $0.02 per share valued utilizing the Black-Scholes options pricing model at approximately $15,000. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchaser had access to business and financial information concerning our company. The purchaser represented that it was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

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

                                NuSTATE ENERGY HOLDINGS, INC.

                                By: /s/ Frank P. Reilly
                                    --------------------
                                    Frank P. Reilly
                                    Chief Executive Officer, principal executive
                                    officer and principal financial and
                                    accounting officer


February 19, 2008