Form 10QSB
period 2008-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2008-05-20
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2008, the number of outstanding shares of the issuer's common stock was 252,918,155.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
 ------------------------------------------------------------------------------

                                                TABLE OF CONTENTS
                                                -----------------



                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements:

         Consolidated Balance Sheet, March 31, 2008 (Unaudited)                                             4

         Consolidated Statements of Operations, Three and Nine Months Ended
            March 31, 2008 and 2007 (Unaudited)                                                             5

         Consolidated Statements of Cash Flows, Nine Months Ended
            March 31, 2008 and 2007 (Unaudited)                                                             6

         Notes to Consolidated Financial Statements (Unaudited)                                             7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                          26

Item 3.  Controls and Procedures                                                                            34

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                                                  35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                        35

Item 3.  Defaults Upon Senior Securities                                                                    35

Item 4.  Submission of Matters to a Vote of Security Holders                                                35

Item 5.  Other Information                                                                                  35

Item 6.  Exhibits                                                                                           35

When used in this quarterly report, the terms the "Company," "NuState Energy Holdings," "we," "our," and "us" refers to NuState Energy Holdings, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web sites at www.emmologic.com and www.mydriverseat.com are not part of this annual report.

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS


                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2008
                                   (Unaudited)

     ASSETS
     Current assets:
        Cash and cash equivalents                                                $   17,571
        Restricted cash                                                             148,058
        Accounts receivable, net of allowance of $145,443                         2,729,389
        Other receivables                                                             6,838
        Prepaid expenses and other current assets                                   278,151
                                                                                -----------
             Total current assets                                                 3,180,007

     Property and equipment                                                       1,202,765
          Less: accumulated depreciation                                           (539,145)
                                                                                -----------
             Net property and equipment                                             663,620

     Software development costs, net of
       accumulated amortization of $248,001                                       1,491,460
     Intangible asset, net of
       accumulated amortization of $29,323                                           16,602
     Other assets                                                                   171,345
                                                                                -----------

     Total assets                                                               $ 5,523,034
                                                                                ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
        Notes payable - short term                                              $ 1,945,090
        Convertible notes payable less discount of $50,537                        1,924,621
        Lines of credit                                                           2,098,637
        Accounts payable                                                          1,233,559
        Accrued expenses                                                          1,442,074
        Accrued salaries                                                            352,919
                                                                                -----------
            Total current liabilities                                             8,996,900

     Long term debt:
        Long term Notes payable                                                     109,226
                                                                                -----------
            Total liabilities                                                     9,106,126

     Stockholders' deficit :
     Preferred stock, $.01 par value, 1,000,000 shares authorized:
        Series B convertible preferred stock, $.01 par value, 200,000
           shares authorized; 149,600  shares issued and outstanding                  1,496
        Series C convertible preferred stock, $.01 par value, 20,000
           shares authorized; 332 shares issued and outstanding                           3
        Series D convertible preferred stock, $.01 par value, 40
           shares authorized; 28 shares issued and outstanding                            -
        Series E convertible preferred stock, $.01 par value, 1,600
           shares authorized; 0 shares issued and outstanding                             -
        Series F convertible preferred stock, $.01 par value, 500,000
           shares authorized; 131 shares issued and outstanding                           1
        Series G convertible preferred stock, $.01 par value, 6
           shares authorized; 2 shares issued and outstanding                             -
        Series H convertible preferred stock, $.01 par value, 1,600
           shares authorized; 70 shares issued and outstanding                            1
        Series I convertible preferred stock, $.01 par value, 100,000
           shares authorized; 100,000 shares issued and outstanding                   1,000
        Series Y convertible preferred stock, $.01 par value, 87,000
           shares authorized; 87,000 shares issued and outstanding                      870
        Common stock, $.001 par value, 750,000,000 shares
           authorized; 244,418,156 issued and outstanding                           244,418
        Additional paid-in capital                                               32,264,304
        Accumulated deficit                                                     (36,095,185)
                                                                                -----------
            Total stockholders' deficit                                          (3,583,092)
                                                                                -----------
     Total liabilities and stockholders' deficit                                $ 5,523,034
                                                                                ===========

        See notes to unaudited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended               For the Nine Months Ended
                                                               March 31,                                March 31,
                                                   ------------------------------------   ---------------------------------------
                                                        2008                2007                2008                 2007
                                                   ----------------   -----------------   ------------------  -------------------
Revenue:
Freight transportation                             $     6,951,271    $      5,104,778    $      19,501,492   $       16,264,527
Other revenues                                              16,904               6,965               65,101                6,965
                                                   ----------------   -----------------   ------------------  -------------------

       Total revenue                                     6,968,175           5,111,743           19,566,593           16,271,492

Operating expenses:
   Freight transportation                                6,398,848           4,580,746           17,843,835           14,873,115
   Selling, general and administrative:
        Salaries, benefits and consulting fees             718,265           1,066,637            2,162,566            2,762,425
        Other selling, general and administrative          419,913             433,611            1,380,320            1,501,647
                                                   ----------------   -----------------   ------------------  -------------------

       Total operating expenses                          7,537,026           6,080,994           21,386,721           19,137,187
                                                   ----------------   -----------------   ------------------  -------------------

       Loss from operations                               (568,851)           (969,251)          (1,820,128)          (2,865,695)
                                                   ----------------   -----------------   ------------------  -------------------

Other expense:
   Loss on asset disposal                                        -                   -                    -              (23,649)
   Forgiveness of debt                                           -              (2,520)                   -              (97,384)
   Gain on settlement of debt                                    -              48,500                    -               48,500
   Interest income                                               -                   -                   74                    -
   Interest expense, net                                  (587,484)           (340,582)          (2,664,237)          (1,436,685)
   Other income (expense)                                        -             (31,409)             (55,773)             (11,819)
                                                   ----------------   -----------------   ------------------  -------------------

       Total other expense                                (587,484)           (326,011)          (2,719,936)          (1,521,037)
                                                   ----------------   -----------------   ------------------  -------------------

Net loss                                           $    (1,156,335)   $     (1,295,262)   $      (4,540,064)  $       (4,386,732)
                                                   ================   =================   ==================  ===================

Preferred stock dividend                                         -                   -              (75,800)                   -
                                                   ----------------   -----------------   ------------------  -------------------

Net loss available to common shareholders          $    (1,156,335)   $     (1,295,262)   $      (4,615,864)  $       (4,386,732)
                                                   ================   =================   ==================  ===================

Loss per share-basic and diluted                   $         (0.01)   $          (0.01)   $           (0.02)  $            (0.05)
                                                   ================   =================   ==================  ===================

Weighted average shares outstanding
      - basic and diluted                              227,734,299          99,152,180          208,950,922           96,944,197
                                                   ================   =================   ==================  ===================











            See notes to unaudited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                            March 31,
                                                                       2008            2007
                                                                   -------------    -----------
Cash flows from operating activities:
   Net loss                                                        $ (4,540,064)    $(4,386,732)
  Non-cash adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                    156,204         87,408
        Bad debt expense                                                  7,426              -
        Amortization of software development costs                       40,569         40,569
        Amortization of intangible asset                                  6,889         53,066
        Amortization of deferred compensation                            44,294        349,577
        Amortization of deferred financing costs                         27,778         69,475
        Amortization of discount on notes payable                       285,449        937,872
        Loss on asset disposal                                                -         23,649
        Loss on settlement of debt                                       45,773         97,384
        Gain on settlement of debt                                            -        (48,500)
        Fair value of stock options issued for services                 916,500        777,304
        Issuance of stock warrants for services                         115,172        110,437
        Interest expense in connection with the
           conversion of notes payable into preferred stock             140,361              -
        Interest expense in connection with the
           assignment of convertible notes                              703,397              -
        Interest expense in connection with notes payable               270,000              -
        Interest expense in connection with the line of credit           89,359         87,574
        Issuance of common stock for services,
           interest and litigation settlements                                -         12,949
        Issuance of common stock and warrants for
           interest and debt settlements                                594,789              -
        Issuance of common stock for services                            61,400              -
        Changes in operating assets and liabilities:
            Increase in restricted cash                                  (7,597)             -
            Decrease (increase) in accounts receivable                 (705,423)       846,448
            Increase in other receivable                                      -        (56,838)
            (Increase) decrease in prepaid expenses                     (43,516)        80,269
            Decrease in other assets                                     20,210        264,068
           (Decrease) increase in accounts payable
              and accrued expenses                                      365,347       (566,487)
                                                                   -------------    -----------

               Net cash used in operating activities                 (1,405,683)    (1,220,508)
                                                                   -------------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                 (144,677)       (24,084)
   Capitalized costs of software development                           (241,575)      (230,496)
                                                                   -------------    -----------

               Net cash used in investing activities                   (386,252)      (254,580)
                                                                   -------------    -----------
Cash flows from financing activities:
   Proceeds from convertible promissory notes                           750,000              -
   Repayments of convertible promissory notes                        (1,800,000)             -
   Proceeds from promissory notes                                       (12,500)       246,000
   Repayments of loans payable                                          (56,925)       (28,462)
   Proceeds from notes payable                                        1,740,000              -
   Proceeds from exercise of stock options                                    -         12,500
   Proceeds from line of credit                                       9,918,553      5,502,111
   Repayments of notes payable                                         (102,667)        (6,708)
   Repayments of line of credit                                      (8,671,111)    (5,758,648)
   Proceeds from sale of preferred stock and warrants
      net of costs of $0 and $0, respectively                                 -      1,446,000
                                                                   -------------    -----------

               Net cash provided by financing activities              1,765,350      1,412,793
                                                                   -------------    -----------

               Net decrease in cash and cash equivalents                (26,585)       (62,295)

Cash and cash equivalents, beginning of year                       $     44,156     $  223,525
                                                                   -------------    -----------

Cash and cash equivalents, end of period                           $     17,571     $  161,230
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

For the nine months ended March 31, 2008 and 2007, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

On February 25, 2005, the Company formed a wholly owned subsidiary, Fittipaldi Carriers, Inc., formerly P2S Holdings, Inc., a Florida corporation. Then, on March 21, 2005, a wholly owned subsidiary of Fittipaldi Carriers, Inc., Commodity Express Transportation, Inc. ("CXT"), a Delaware corporation formed on March 21, 2002, acquired certain assets and liabilities of Commodity Express Transportation, Inc., a South Carolina corporation (see Note 4 "Intangible Assets" for further details). CXT is licensed by the United States Department of Transportation as a motor carrier and a broker, arranging for transportation of freight (except household goods) by motor carriers. CXT is engaged in the

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

business of motor carriage specializing in full truckload transportation services primarily using dry vans. CXT presently serves the southeastern United States from its South Carolina base with a fleet, as of April 30, 2008, of 93 tractors comprised of 74 CXT-owned or leased units and 19 owner-operator units with which it has independent contractor lease agreements and 424 trailers. In addition, CXT rents a 137,000 square foot warehouse facility in South Carolina to service its largest customer and provides freight transportation brokerage services through a wholly owned subsidiary of CXT, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005.

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

The accompanying unaudited financial statements for the period ended March 31, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements and should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2008 is not necessarily indicative of the results to be expected for the fiscal year ending on June 30, 2008.

The Company has experienced losses and negative cash flows from operations since its inception. As of March 31, 2008, it had a working capital deficit of $5,816,893, an accumulated deficit of $36,095,185, a stockholders' deficit of $3,583,092, and its independent auditors' report on its financial statements for fiscal year 2007 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

Prior to March 31, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended March 31, 2008, the Company granted stock options to purchase 14,000,000 shares of its common stock (see Note 6).

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

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At March 31, 2008, the Company had no assets which were considered to be impaired.

Research and Development
------------------------
Research and development costs are expensed as incurred. No research and development expenses were incurred for the nine months ended March 31, 2008 and 2007.

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

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

At March 31, 2008, the net book value of capitalized software was $1,491,460. Amortization expense was $40,569 for the nine months ended March 31, 2008 and 2007.

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

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investments.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $100,000 per institution. At March 31, 2008, the Company's restricted cash balance in one account exceeded the insured limits by approximately $48,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at March 31, 2008. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

NOTE 3 - CONCENTRATIONS

During the nine months ended March 31, 2008, two customers accounted for $14,159,392 or approximately 72.6% of the Company's revenue and those same two customers accounted for $1,402,985 or approximately 51.4% of accounts receivable, net of allowance for doubtful accounts, as of March 31, 2008. During this period, no other customer accounted for more than 10% of revenue or accounts receivable.

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

In March 2005, the Company allocated $89,874 of the purchase price for certain assets of Commodity Express Transportation, Inc. These intangible assets are being amortized over their estimated useful lives of 5 years. In March 2006, the Company determined that the net realizable value of the intangible assets of Commodity Express Transportation, Inc. should be reduced to $45,925 and recorded $43,949 of impairments to intangible assets. As of March 31, 2008, the net book value of these intangible assets was $16,602.

Also, in March 2005, the Company allocated $334,600 of the purchase price for certain assets of GFC, Inc. to intangible assets attributable to the customer

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

The Company recorded amortization expense for all intangible assets for the nine months ended March 31, 2008 and 2007 of $6,889 and $53,066, respectively. At March 31, 2008, future amortization expense for the remaining intangible assets was as follows:

       Fiscal Year
       -----------
          2008                                $  2,296
          2009                                   9,185
          2010                                   5,121
                                              --------
                                              $ 16,602
                                              ========

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of March 31, 2008, the balance on the Company's revolving line of credit with Branch Banking and Trust Company was $2,098,637. This line of credit has a borrowing limit of $3,000,000, has a floating rate of interest equal to the prime rate plus one percent and a maturity date, as amended, of June 4, 2008.

As of March 31, 2008, the Company had short term notes payable of $1,945,090 which consisted of:

     - $1,250,000 of a 16% secured promissory note due February 8, 2008 issued to one investor. The note and accrued interest were not repaid when due and, from February 8, 2008 until March 17, 2008, the interest rate increased to 32%. On March 19, 2008, the investor agreed to extend the maturity date of the note, and accrued interest thereon, until September 18, 2008 and its interest rate was increased to 25%. Upon funding in May 2007, the investor was assigned $400,000 principal

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         amount of an amended version of the Company's 5% Series B secured convertible debentures that was recorded as $400,000 of interest expense. The investor immediately converted the debenture into 16,000,000 shares of common stock at $0.025 per share. The note originally was secured by a primary or secondary lien on the Company's assets excluding those assets owned by its subsidiary Fittipaldi Carriers, Inc. and 100,000 shares of Series I preferred stock convertible into 50,000,000 shares of the Company's common stock held in escrow. The financing agreement with the investor specifies that 50,000 shares of the Series I preferred stock were to be released to the Company from escrow upon issuance of the 16,000,000 shares underlying the Series B debentures although, as of the date of filing this Form 10-QSB, none of the Series I preferred shares have been released to the Company. The remaining 50,000 shares of Series I preferred stock were to be released to the Company upon full repayment of the note and accrued interest within 15 days of its original maturity date or, if not repaid by then, 5,000 shares are to be released to the investor commencing 15 days after the maturity date and on each of the next nine monthly anniversary dates thereafter as long as the note and accrued interest have not been repaid in full by such dates. During the quarter ended March 31, 2008, 10,000 shares of the Series I preferred shares, convertible into 5,000,000 shares of common stock, were released to the investor and recorded as $70,000 of interest expense.

     - $400,000 of 16% secured promissory notes due January 15, 2008 issued to three investors. These investors also were assigned an aggregate of $160,000 principal amount of an amended version of 5% Series B secured convertible debentures which were recorded as $160,000 of interest expense. These investors immediately converted the debentures into 6,400,000 shares of common stock at $0.025 per share. These notes were not repaid by their maturity date. If the Company receives notices of noncompliance and potential default from any holders of past due notes, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default.

     - $125,000 of 16% unsecured promissory notes due March 4, 2008 issued to one investor. The note and accrued interest were not paid when due and, on March 24, 2008, the investor agreed to extend the maturity date of the note, and accrued interest thereon, until September 4, 2008. The investor also received 5,000,000 shares of common stock that were recorded as $140,000 of interest expense.

     -   $52,500 of 8% unsecured short-term promissory notes to two investors;

     - $31,500 owed to GFC, Inc., the seller of the business which became Power2Ship Intermodal, Inc. In March 2006, the Company entered into a Settlement Agreement and Mutual Release with the parties that sold it the business. The Company issued the seller 300,000 shares of its

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         common stock valued at $38,700 and agreed to pay the seller a total of $36,000 over two years, $1,500 per month, in full settlement of the outstanding balance of the purchase price. The Company made the first three of these monthly payments and has not made any further payments since May 2006. On February 27, 2008, GFC, Inc. filed a lawsuit in the Supreme Court of New York, New York County (Case No. 600582/08) naming as defendants Power2Ship, Inc., Power2Ship Intermodal, Inc. and Fittipaldi Logistics, Inc. The complaint listed several causes of action with the most material being that the Company breached the Asset Purchase Agreement it entered into in February 2005 with GFC, Inc. by failing to pay $200,000 and breached the Settlement Agreement and Mutual General Release it entered into in February 2006 with GFC, Inc. by not paying $33,000. The Company believes it has substantial defenses and counterclaims against GFC, Inc. The due date for submitting its answer has been delayed while the parties work in good faith toward a settlement; and

     - $86,091 which is the short-term portion of three secured promissory notes issued by CXT in fiscal year 2007 related to the purchase of twelve used trucks. Two of these notes have interest rates of approximately 11%, are being repaid in 42 equal monthly payments totaling $6,880 including interest and have maturity dates in the first and second quarters of fiscal year 2011. The third note has a variable interest rate equal to the prime rate plus 1% and is being repaid in 17 equal monthly payments of $2,787 with a final payment of all remaining principal and accrued interest due on December 5, 2008. As of March 31, 2008, the outstanding balance of these notes was $195,316 of which $109,225 was recorded as long term notes payable.

As of March 31, 2008, the Company had convertible notes payable of $1,924,621, net of discounts on notes payable of $50,537, which consisted of:

     - $572,500 of 14.25% secured convertible debentures held by 22 investors which were past due. These debentures are secured by a first priority lien on all of the Company's assets. If the Company receives notice of noncompliance and potential default from any holders of these debentures, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

     - $406,183 of 14.25% unsecured convertible debentures held by two investors, net of the $22,627 remaining discount on notes payable recorded due to issuances of 2,000,000 shares of common stock valued at $30,000 and a three-year warrant to purchase 2,000,000 shares of common

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         stock for $0.02 per share valued at $15,000 associated with the note issued to one investor. One debenture for $228, 810 has a conversion price of $0.025 per share and a due date of March 5, 2009. The other debenture for $200,000 has a conversion price of $0.02 per share, subject to a reduction to $0.01 per share in the event the Company defaults on the debenture, and a due date of May 14, 2008.

     - $397,451 of 16% secured convertible promissory notes which were past due to two investors for $300,000 and the exchange of $97,451 of unsecured promissory notes and accrued interest thereon. One note for $350,000 and accrued interest thereon is convertible into common stock at approximately $0.0307 per share and the other note for $47,451 and accrued interest thereon is convertible into common stock at $0.025 per share. The notes are secured by a lien on the Company's assets excluding the assets of Fittipaldi Carriers, Inc. The investor that holds the $350,000 note also was assigned $140,000 principal amount of an amended version of 5% Series B secured convertible debentures which was recorded as $140,000 of interest expense. The investor immediately converted the debenture into 5,600,000 shares of common stock at $0.025 per share. If the Company receives notice of noncompliance and potential default from any holders of these notes, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the note holder. Any default could accelerate the Company's obligations to repay all note holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on a portion of our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

     - $201,397 of Series B secured convertible debentures held by two investors which were past due. These debentures are secured by a first priority lien on all of the Company's assets. The debentures were amended upon their issuance to these investors to increase the interest rate to 16%, extend the maturity date to January 15, 2008, fix the conversion price at $0.025 per share and provide the Company with a right of redemption at any time without penalty subject to the investors' conversion rights. If the Company receives notice of noncompliance and potential default from any holders of these debentures, the Company would have an obligation to rectify or otherwise receive a waiver from them. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debenture holder. Any default could accelerate the Company's obligations to repay all debenture holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

     - $90,000, net of the $10,000 remaining discount on notes payable recorded due to the beneficial conversion provision associated with the issuance of an 8% $100,000 unsecured convertible promissory note to an unaffiliated private company. The note has a maturity date of September 27, 2008, provides the lender with the right to convert principal and accrued interest into shares of the Company's common stock at $0.025 per share, provides the Company with a right of redemption to prepay the note and accrued interest at any time without penalty subject to lender's conversion right, provides the lender with a right of first refusal to purchase CXT on the same terms and conditions as may be offered by any other party. The conversion price resulted in a beneficial conversion provision due to the conversion being less than the market price of the common stock at the time of the issuance which was recorded as additional interest expense of $20,000 that is being amortized over the term of the note.

     - $175,000 of 8% unsecured convertible promissory notes, and accrued interest thereon, which is past due. The note holder has notified the Company in writing that it is seeking to accelerate full repayment of the note and accrued interest and, if not repaid, may pursue all available remedies. This acceleration request and certain actions that may be taken by the note holder may result in acceleration of other Company obligations to other parties. We are seeking to negotiate a settlement with the note holder but cannot assure you that we will be able to do so and, may not be in a position to arrange alternative financing to satisfy this note and obligations to other parties that may become accelerated.

     - $82,089, net of $17,911 remaining discount on notes payable recorded due to the beneficial conversion provision associated with the issuance of $100,000 of our Series D 8% unsecured convertible debenture.

During the nine months ended March 31, 2008, the Company recognized debt discounts of $285,933 related to issuances of convertible notes payable and assignments of Series B secured convertible debentures during the period. Amortization of debt discounts was $253,306 during the nine months ended March 31, 2008 and recorded as interest expense.

As of March 31, 2008, the Company had long term debt of $109,226 from two secured promissory notes issued by CXT in January and March 2007 for $154,518 and $134,442, respectively, related to the purchase of seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of March 31, 2008, the outstanding balance of these notes was $174,179 of which $64,953 was recorded as short-term notes payable.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

During the nine months ended March 31, 2008:

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     - one investor converted 500 shares of Series C convertible preferred stock into 50,000 shares of common stock;

     - seven investors converted 10 shares of Series D convertible preferred stock into 10,000,000 shares of common stock;

     - the Company issued six investors approximately 27 shares of Series F convertible preferred stock upon conversions of $112,000 of the Company's 14.25% convertible notes payable and $18,958 of accrued interest thereon and a $2,500 short-term 12% promissory note. Also, during this nine-month period, seventeen investors converted approximately 64 shares of Series F convertible preferred stock into 12,738,345 shares of common stock. The Company recognized a beneficial conversion in connection with the conversion of the 14.25% secured convertible debentures into shares of Series F preferred stock of $140,359 that was recorded as interest expense.

     - the Company entered into an agreement with The Black Diamond Fund, LLLP ("BDF"), that amended the $1,250,000 16% secured promissory note (the "Note") that the Company issued to BDF in May 2007. BDF executed a waiver deferring its right to receive payment of the principal of the Note and accrued interest thereon due on February 8, 2008 and consenting to change the maturity date of the Note to September 18, 2008. The amendment and waiver were obtained in consideration for increasing the interest rate on the Note to 25%. Also, the Company released 10,000 shares of its Series I preferred stock, convertible into 5,000,000 shares of common stock, from the escrow account established upon issuing the Note and recognized $70,000 of interest expense. The Company will continue to release 5,000 shares of Series I preferred stock on the eighth of each month until such time as the Note and accrued interest are fully paid.

Common Stock
------------

During the nine months ended March 31, 2008, the Company issued an aggregate of 94,560,763 shares of its common stock consisting of:

     - 36,583,732 shares issued to seven investors upon their conversion of $902,000 of Series B secured convertible debentures, as amended, and $12,593 of accrued interest thereon;

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

     - 12,738,345 shares issued to seventeen investors upon their conversion of approximately 64 shares of Series F convertible preferred stock;

     - 10,000,000 shares issued to seven investors upon their conversion of $250,000 of Series D convertible preferred stock;

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     - 10,204,123 shares issued to two investors upon conversion of $250,000 of 14.25% secured convertible debentures and $5,103 of accrued interest thereon;

     - 7,000,000 shares issued to two investors in conjunction with $325,000 in short term loans from the investors that was recorded as $170,000 of interest expense;

     - 2,659,653 shares valued at $75,800 issued as a dividend to the holders of Series B convertible preferred stock;

     - 1,870,000 shares issued to eight consultants recorded as $56,400 of consulting expense;

     - 254,910 shares issued in lieu of $8,833 an interest payment to a holder of $100,000 of 8% Series D convertible debentures;

     - 200,000 shares issued for accounting services provided during the nine months ended March 31, 2008 valued at the fair market value of the shares on the date issued of $0.025 per shares or $5,000; and

     - 50,000 shares issued to an investor upon conversion of 500 shares of Series C convertible preferred stock.

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

During the nine months ended March 31, 2008, the Company granted stock options to purchase an aggregate of 14,000,000 shares of its common stock at exercise prices ranging from $0.01 to $.025 per share and with expiration dates on their respective five-year anniversaries to the Company's Chief Executive Officer. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

yield of 0%; expected volatility ranging from 102% to 116%; risk-free interest rate ranging from 2.53% to 3.96% and an expected holding period of five years. In connection with these options, the Company recorded stock-based compensation expense of $205,875 for the nine months ended March 31, 2008.

For the nine months ended March 31, 2008, the Company recorded stock-based compensation expense for option-based arrangements with employees of $637,065 related to stock options granted to employees in fiscal 2007. At March 31, 2008, there was approximately $449,000 or total unrecognized compensation expense related to the non-vested option-based compensation of $424,710 related to stock options granted in fiscal 2007, which is being amortized over the remaining service period.

A summary of the stock option activity is as follows:
                                                                               Weighted
                                                                                Average
                                                                                Exercise       Number      Exercise Price
                                                                                 Price       of Options      Per Option
                                                                                 -----       ----------      ----------
       Outstanding options at June 30, 2007                                      $ 0.03       44,749,076    $0.025 - $0.38
       Granted...........................................................         0.015       14,000,000    $0.01  - $0.025
       Expired...........................................................          0.04      (19,066,663)   $0.025 - $0.38
       Cancelled.........................................................             -      (         -)          -
                                                                                              ----------
       Outstanding options at March 31, 2008                                     $ 0.02       39,682,413    $0.01  - $0.38
                                                                                              ==========

       Exercisable options at March 31, 2008                                     $ 0.02       37,217,834    $0.01  - $0.38
                                                                                              ==========
       Weighted average fair value of options granted during period              $ 0.01

The following table summarizes information concerning stock options outstanding and exercisable at March 31, 2008:

                                 Options Outstanding                                   Options Exercisable
     ----------------------------------------------------------------------------------------------------------
                                                                   Weighted                          Weighted
           Range of                           Weighted Average      Average                           Average
           Exercise           Number             Remaining          Exercise          Number         Exercise
             Price          Outstanding       Contractual Life       Price         Exercisable         Price
     -----------------     -------------      ----------------   --------------   --------------    -----------
     $           0.01          9,000,000         4.90 Years      $      0.01          9,000,000     $      0.01
                0.025         30,450,000         4.00 Years            0.025         27,985,421           0.025
         0.25 - $0.38            232,413         0.43 Years             0.33            232,413            0.31
                           -------------                         -----------       ------------     -----------
                              39,682,413                                0.03         37,217,834            0.02
                           =============                         ===========       ============     ===========

Warrants
--------

In July 2007, the Company reduced the exercise price of warrants to purchase an

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

aggregate of 3,000,000 shares of common stock to $0.025 per share and changed their expiration dates to April 10, 2010. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 170%, risk-free interest rate of 5%, no dividend yield, and an expected life of 5 years, and recorded approximately $14,000 as consulting fees during the nine months ended March 31, 2008.

In July 2007, the Company granted a three-year warrant to purchase 500,000 shares of common stock to a consultant at an exercise price of $0.05 per share for services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.025 and recorded $12,563 of consulting expense.

In November 2007, the Company reduced the exercise price of warrants to purchase an aggregate of 9,469,999 shares of common stock to $0.025 per share. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 102%, risk-free interest rate of 3.71%, no dividend yield, and an expected life of 3 years, and recorded approximately $69,000 of consulting expense.

In November 2007, the Company granted a three-year warrant to purchase 1,150,000 shares of common stock to a consultant at an exercise price of $0.06 per share for services rendered. The Company valued the warrant utilizing the Black-Scholes options pricing model and recorded approximately $20,000 of consulting expense.

Stock warrant activity for the period ended March 31, 2008 is summarized as follows:

   --------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                 Number of          Exercise
                                                 Warrants             Price
   --------------------------------------------------------------------------
   Balance at beginning of year                  76,566,312     $      0.11
   --------------------------------------------------------------------------
   Granted                                       20,150,000            0.02
   --------------------------------------------------------------------------
   Exercised                                              -               -
   --------------------------------------------------------------------------
   Cancelled                                      ( 916,667)           0.16
   --------------------------------------------------------------------------
   Expired                                      (18,402,334)           0.12
   --------------------------------------------------------------------------
   Balance at end of period                      77,397,311     $      0.05
   --------------------------------------------------------------------------

   --------------------------------------------------------------------------
   Warrants exercisable at end of period         76,969,533     $      0.05
   --------------------------------------------------------------------------
   Weighted average fair value of
   warrants granted during the period                           $      0.02
   --------------------------------------------------------------------------

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following table summarizes information concerning warrants outstanding and exercisable at March 31, 2008:

   ------------------------------------------------------------------------    ----------------------------------
                            Warrants outstanding                                     Warrants exercisable
                                             Weighted
                                             Average           Weighted                             Weighted
        Range of          Number of         Remaining          Average              Number           Average
     Exercise Price       Warrants        Life in Years     Exercise Price       Exercisable     Exercise Price
     --------------       --------        -------------     --------------       -----------     --------------
     $ 0.01 - $0.15        76,060,626          2.31              $ 0.04            76,032,848         $ 0.04
     $ 0.38 - $0.50         1,036,685          1.86                0.58               636,685           0.49
         $ 0.75               300,000          0.92                0.75               300,000           0.75
                          -----------                                             -----------
                           77,397,311                                              76,969,533
                          ===========                                             ===========

NOTE 7 - RELATED PARTY TRANSACTIONS

In March 2008, the Company granted Frank P. Reilly, its Chief Executive Officer, an option to purchase 9,000,000 shares of common stock for $0.01 per share that expires five years from its grant date valued at $73,560.

In March 2008, the Company granted Richard Hersh, its Chairman, a warrant to purchase 9,000,000 shares of common stock for $0.01 per share that expires five years from its grant date valued at $73,560.

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

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

In September 2006, the Company's Board of Directors elected David S. Brooks Chief Executive Officer of the Company. Mr. Brooks entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Brooks' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In August 2006, Mr. Brooks purchased one share of the Company's Series D convertible preferred stock for $25,000 in a private transaction and in October 2006 purchased five shares of the Company's Series F convertible preferred stock for $25,000 in a private transaction. In June 2007, Mr. Brooks resigned as an officer and a director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company. As of March 31, 2008, accrued salary recorded for Mr. Brooks was $73,750. The option granted to Mr. Brooks in August 2006 expired unexercised in July 2007.

In September 2006, the Company's Board of Directors elected S. Kevin Yates Chief Operating Officer of the Company. Mr. Yates entered into an employment agreement with the Company having a term of two years with one-year renewals thereafter unless terminated by either party prior thereto. Mr. Yates' annual base salary of $150,000 may be deferred until the Company has raised an aggregate of $3,000,000 and he received an option to purchase 9,000,000 shares of common stock for $0.025 per share that expires in five years. In June 2007, Mr. Yates resigned as an officer and a director of the Company and its subsidiaries and entered into a consulting agreement with the Company pursuant to which the Company agreed to compensate him an aggregate of $75,000 which only would be payable if certain funding was obtained by the Company. As of March 31, 2008, accrued salary recorded for Mr. Yates was $63,750. The option granted to Mr. Yates in August 2006 expired unexercised in July 2007.

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

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

NOTE 8 - SUBSEQUENT EVENTS

Since April 1, 2008, the Company:

     - released 10,000 shares of its Series I preferred stock, convertible into 5,000,000 shares of common stock, to one investor from an escrow account as required under the terms of a $1,250,000 16% secured promissory note issued to the investor in May 2007 and recorded $75,000 of interest expense;

     - entered into an agreement with Rentar Environmental Solutions, Inc., a privately-held Delaware corporation ("Rentar") and Rentar Logic, Inc., a Delaware corporation ("RLI") formed in May 2008 by Rentar, pursuant to which it granted RLI a global perpetual license for its intellectual properties and agreed to sell RLI its intellectual properties for $3,000,000 and 49% of RLI's issued and outstanding shares. In addition, Rentar agreed to contribute $18,000 per month to RLI to pay expenses of the Company's information technology department, provide office space for some of the Company's personnel and place 600,000 shares of its common stock valued at $3,000,000 in escrow as security for payment of the $3,000,000 purchase price. These escrowed shares are to be released to Rentar as RLI pays the $3,000,000 purchase price for the intellectual properties. As of the date of this Report, the Company had received $618,839 of the purchase price.

     - terminated its merger with State Petroleum Distributors, Inc. due to the transaction not closing by December 31, 2007 which enabled the Company to enter into the Rentar agreement;

     - repaid $200,000 of 16% secured promissory notes and accrued interest thereon that was past due to one investor by having shares of Rentar common stock valued at $200,000 from the purchase price for the Company's intellectual properties issued by Rentar to the investor, paying accrued interest of $16,658 and issuing the investor a 16% promissory note for $8,241 due in July 2008.

     - repaid $300,000 of 16% secured promissory notes that was past due to one investor by having shares of Rentar common stock valued at $250,000 from the purchase price for the Company's intellectual properties issued by Rentar to the investor and issuing the investor a 16% promissory note for $50,000 due in July 2008 that replaced $50,000 of 16% secured promissory notes that was past due. In addition, the Company issued the investor 3,000,000 shares of its common stock and granted the investor a three-year warrant to purchase 15,000,000 shares of its common stock for $0.02 per share in connection with the new note and recognized a debt discount of $50,000 to be amortized over the term

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         of the new note. The new $50,000 promissory note may be converted into common stock at a 50% discount to the 10-day average closing price of the common stock with a minimum conversion price of $0.015 per share. If not repaid in full by its maturity date, the note is to incur late payment fees of 200,000 shares of common stock on the monthly anniversary of the maturity date as long as the note has not been repaid in full. The Company agreed to pay the balance of $23,112 in accrued interest due on the $350,000 16% secured promissory note outstanding as of the date of the settlement by May 31, 2008 and, if not paid by that date, interest would commence accruing at 16% per annum and would incur late payment fees of 200,000 shares of common stock at the end of each month until the accrued interest is paid in full. Also, the Company issued the investor 1,500,000 shares valued at $27,000 to repurchase previously issued warrants to purchase 3,000,000 shares at $0.025 per share.

     - amended a $50,000 16% secured promissory note to extend its maturity date to June 30, 2008, reduce its conversion price from approximately $0.031 to $0.01 per share and eliminated the late payment fee provision in order to facilitate the sale of the note from one of the Company's investors to another investor. This reduced conversion price resulted in a beneficial conversion provision of $105,000 that will be recorded as interest expense during the Company's fourth quarter of fiscal year 2008.

     - extended by three years the expiration dates of warrants to purchase an aggregate of 583,333 shares of common stock for $0.025 per share previously issued to one investor valued using the Black-Scholes option pricing model at $4,012 that was recorded as interest expense.

     - issued one million shares of its common stock valued to one investor as a late payment fee and recorded $19,000 of interest expense

     -   borrowed $10,000 from one investor

     - issued one investor a 16% unsecured promissory note due on July 17, 2008 for $8,241

     -   paid five lenders accrued interest of $50,957

     - terminated its $3,000,000 revolving line of credit with Branch Banking and Trust Company and paid off the outstanding balance on the line of $1,422,114

     - became a member of Transport Clearings East, Inc. (TCE) and sold TCE $1,564,273 of our accounts receivable of which $114,536 was held by TCE as a reserve for uncollectible receivables. The membership contract enables the Company to sell TCE its eligible accounts receivable for a service charge of 1.64% of their face value. During the first six months, such sales are with recourse to the Company and thereafter such sales become non-recourse. At the end of each year, the Company and other TCE members may be entitled to receive a dividend as may be declared by the Board of Governors of TCE.

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

         Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations is the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of March 31, 2008, management expected its long-lived assets to be fully recoverable.

OVERVIEW

         In April 2008 we entered into an agreement with Rentar Environmental Solutions, Inc., a privately-held Delaware corporation ("Rentar") and a Delaware corporation being formed by Rentar ("RLI"), pursuant to which we granted RLI a global perpetual license for our intellectual properties and agreed to sell RLI our intellectual properties for $3,000,000 and 49% of RLI's issued and outstanding shares.

         For the nine months ended March 31, 2008 and 2007, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

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

         To a far lesser extent, we have generated revenues from providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications. For the nine months ended March 31, 2008 and 2007, less than 1% of our total revenue was attributable to revenue from providing these other services. While we market these services to our existing and potential customer base, we cannot predict if we will report significant other revenue in any future periods.

         During the nine months ended March 31, 2008, revenue generated from two customers represented approximately 72.6% of our freight transportation revenue. During the nine months ended March 31, 2007, revenue generated from one of these same customers represented approximately 63% of our freight transportation revenue. Because our agreement with these customers can be terminated upon a 30 days notice to us, our dependence on revenues from these customers puts us at risk until such time, if ever, that we can diversify our revenue base. In order to lessen the risks to us from this dependence on two customers, we are marketing our services to the maximum extent permitted by our limited sales and marketing budget.

         During the fourth quarter of fiscal year 2008, our greatest challenge is expected to continue to be raising sufficient capital to fund our ongoing operations, repay past due debts and repay other debts as they become due. As of May 6, 2008, our past due debt consisted of $572,500 of our 14.25% secured convertible debentures, $1,698,850 of our 16% secured promissory notes, and $175,000 principal amount of 8% unsecured convertible promissory notes. If we are unable to secure additional capital as needed, then we may be unable to satisfy this secured and unsecured debt which could adversely affect our ability to continue our operations as presently conducted. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2008 compared to the Nine months ended March 31,
2007

Revenue

         Total revenue generated during the nine months ended March 31, 2008 increased by $3,295,101 or approximately 20.3% compared with total revenue generated during the nine months ended March 31, 2007. This increase in revenue was attributed to:

     - CXT achieving an increase of $3,325,556 or approximately 20.6% in freight transportation revenue, including third party logistics services. Most of the increase by CXT was due to becoming the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina commencing in October 2007.

     - the Company's technology operations increasing by $58,136 from $6,965 during the comparable period in fiscal year 2007 as it began generating service fees from 15 customers using 100 of its GPS devices and receiving a monthly application service fee from Averitt Express;

     - Power2Ship Intermodal, Inc. decreasing by $88,591 or 100% as it ceased operations prior to the current fiscal year.

We anticipate that total revenue from our existing operations for the fourth quarter of fiscal year 2008 will increase by approximately 20% to 25% compared with the same period during fiscal year 2007. Most of this revenue growth is expected to be attributed primarily to freight transportation revenue from CXT's corrugated box manufacturing customer which is estimated to provide approximately $1.5 million in revenue during the fourth quarter of fiscal year 2008. In addition, we expect to increase revenue in fiscal year 2008 by providing logistics consulting and implementation services related to our telematics solutions that provide critical, real-time information. For example, we developed a web-based, central repository of transportation information for Averitt Express providing each of Averitt's four operational units with visibility into the future availability of the transportation assets from all operational units in order to maximize asset utilization. Lastly, we are pursuing opportunities to generate revenue in fiscal year 2008 from:

     - Customers utilizing My Driver Seat, a proprietary software application launched in the first quarter of fiscal year 2008 that provides fleet operators with a fuel management tool capable of validating the effectiveness of any fuel efficiency or emission reduction technology. Further, it provides clear and concise reports easily tailored to user requirements including such real time data as speed, idling time, and out-of-route vehicles, etc., that fleet managers can use to modify poor driver habits and dramatically increase overall fleet efficiency.

     - Acquiring logistics and transportation services companies, subject to the availability of sufficient financing. No such transactions have been entered into as of the filing of this report and no assurances can be given that any such transactions ever will be entered into in the future.

Operating Expenses

         Total operating expenses incurred during the nine months ended March 31, 2008 increased by $2,249,534 or approximately 11.8% compared with the nine months ended March 31, 2007. The higher operating expenses were due to an increase of $2,970,720 or approximately 20% in freight transportation expenses that partially was offset by a decrease of $721,186 or approximately 16.9% in selling, general and administrative expenses.

         The increase in freight transportation expenses, direct costs associated with transporting freight either with our own trucks or through non-affiliated trucking companies hired to move loads for shipper customers and providing other third party logistics services, compared with the nine months ended March 31, 2007 consisted of an increase of $3,045,890 or approximately 20.6% by CXT associated with its increase in revenue that partially was offset by a decrease of $75,170 by Power2Ship Intermodal, Inc. due to it having ceased operations in 2006.

         Management anticipates that freight transportation expenses during the remainder of fiscal year 2008 to increase by approximately the same percentage as the growth in revenue during this period as CXT expects to maintain its gross margin.

         The decline in selling, general and administrative expenses resulted from a decline of $599,859 or approximately 21.7% in salaries, benefits and consulting fees and a decrease of $121,327 or approximately 8.1% in other selling, general and administrative expenses compared with the nine months ended March 31, 2007.

         The decline in salaries, benefits and consulting fees consisted primarily of a $327,825 or 16.1% decrease in salaries and benefits and a $272,034 or approximately 37.4% in consulting expenses. The primarily contributor to these decreases a $305,668 or 22.1% decrease in salaries and benefits and $272,034 or 37.4% decrease in consulting expenses by the Company's Florida-based corporate operations compared with the nine months ended March 31, 2007. These declines were attributed to the Company's continued efforts to reduce overhead expenses in light of its limited capital resources. Management expects salaries and consulting expenses for existing operations during the remainder of fiscal year 2008 to be comparable to those incurred during the nine months ended March 31, 2008.

         The decline in other selling, general and administrative expenses was comprised of:

     - decreases by the Company's corporate operations of $212,311 or approximately 30.9% and Power2Ship Intermodal, Inc. which decreased by $15,384 that partially were offset by

     -   CXT which had an increase of $106,368 or approximately 13.4% and

         The following expenses contributed at least 10% of the $212,311 decrease in other selling, general and administrative expenses by the Company's corporate operations:

     - $67,422 or approximately 62.5% in legal fees primarily due to a decrease in the number and complexity of legal matters addressed during the period; and

     - $67,129 or approximately 55.6% in rent and utilities as a result of moving to a much smaller facility in December 2007;

     - $43,710 or approximately 64.8% in travel, meals and entertainment as the Company's continued efforts to reduce overhead expenses in light of its limited capital resources; and

     - $45,443 or 100% in amortization of intellectual property and license rights as the amortization periods for these intangible assets expired prior to fiscal year 2008.

         There was a combination of expense increases and decreases that resulted in the $106,368 increase in other selling, general and administrative expenses by CXT.

         The most significant expense increases contributing to the increase included:

     - $71,996 or approximately 151.2% in depreciation expense primarily due to the purchase of 12 used tractors and 275 trailer tracking devices assets;

     - $77,954 or approximately 77.9% in expenses incurred by the Chattanooga, Tennessee facility due to increased business by customers served from this facility and

     - $29,013 or approximately 124.6% in security expense due to customers utilizing CXT's Chattanooga, Tennessee facility for short-term storage of their products that required additional security

         These expense increases partially were offset by the following expense decreases:

     -   $48,227 or approximately 28.9% in corporate allocations

     -   30,442 or approximately 100% in income tax expenses and

     -   $27,200 or approximately 24.3% in safety and recruiting expenses.

         Management expects other selling, general and administrative expenses for existing operations during the remainder of fiscal year 2008 to be comparable to the amount incurred during the first nine months of fiscal year 2008.

Other Income and Expenses

         Total other expenses increased by $1,198,899 or approximately 78.8% during the nine months ended March 31, 2008 as compared with the nine months ended March 31, 2007. This increase primarily was due to an increase in interest expense, net of the remaining balance of debt discounts, of $1,227,552 or approximately 85.4%.

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

     - $200,000 from the issuance of 8,000,000 shares of common stock to one investor upon entering into a settlement agreement with them related to a $200,000 14.25% secured convertible debenture and accrued interest thereon that was due June 30, 2007;

     - $140,000 from the issuance of 5,000,000 shares of common stock to one investor in conjunction with a $125,000 loan;

     - $140,361 due to the reduction in the conversion price upon the conversions of $112,000 of the Company's 14.25% convertible notes payable and $18,958 of accrued interest thereon by six investors into approximately 27 shares of Series F convertible preferred stock; and

     - $70,000 upon the release from an escrow account of 10,000 shares of the Company's Series I preferred stock, convertible into 5,000,000 shares of common stock, to one investor as required under the terms of a $1,250,000 16% secured promissory note issued to the investor in May 2007.

         These increases in interest expense partially were offset by decreases of approximately $694,000 in amortization of discounts on notes payable and deferred financing costs, recorded as interest expense, primarily due to accelerating the amortization of the discounts on notes payable upon the conversions of $575,000 of the Company's Series D 8% unsecured convertible debentures during the nine months ended March 31, 2007.

         Management expects other expenses during the remainder of fiscal year 2008 to be substantially lower than during the first nine months of fiscal 2008 primarily since the assignment of Series B secured convertible debentures ceased in July 2007 upon the settlement with the original holder of these debentures. However, if outstanding debt is re-structured or replaced with other debt, then interest expense could increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our consolidated financial statements for fiscal year 2007 contained an explanatory paragraph regarding our ability to continue as a going concern. As of March 31, 2008, we had an accumulated deficit of $36,095,185, a stockholders' deficit of $3,583,092, and our net cash from operations was negative $1,405,683 during the nine months ended March 31, 2008 leaving us with unrestricted cash and cash equivalents of $17,571 at the end of the period.

         The Company's working capital deficit increased by $1,033,195 or approximately 21.6% to $5,816,893 at March 31, 2008 from $4,783,698 at June 30,
2007. This higher deficit was attributed to current assets decreasing by $377,475 or approximately 10.6%, while current liabilities increased by $655,720 or approximately 7.9%.

         The largest contributors to the decrease in current assets were a decrease of $1,092,403 in restricted cash due to $1,100,000 held in an escrow account on June 30, 2007 being used as part of the settlement payment to one of our debenture holders in July 2007 that partially was offset by an increase of $697,997 in accounts receivables, net of allowance for doubtful accounts, due to CXT financing accounts receivables from its largest customer with its revolving line of credit rather than the relying on the higher cost prompt payment program offered by this customer.

         The increase in current liabilities resulted from our:

     - Revolving line of credit increasing by $1,336,801 or 175.5% due to CXT financing accounts receivables from its largest customer with its revolving line of credit rather than the relying on the higher cost prompt payment program offered by this customer;

     - Accounts payable and accrued expenses increasing by $189,064 approximately 6.7%; and

     -   Short term notes payable increasing by $288,151

         that partially were offset by our:

     - Convertible notes payable and loans payable decreasing by $1,158,308 or approximately 37.6%.

         The $26,585 decrease in unrestricted cash and cash equivalents from June 30, 2007 to March 31, 2008 resulted from $1,405,683 used in operating activities and $386,252 used in investing activities that more than offset the $1,765,350 provided by financing activities.

         The $1,405,683 used in operating activities was $185,175 or approximately 15.2% more than used during the nine months ended March 31, 2007 and consisted of:

     - a net loss of $4,540,064, an increase of $153,332 or approximately 3.5% compared with the nine months ended March 31, 2007; and

     - $370,979 related to changes in operating assets and liabilities, an increase of $938,439 or approximately 165.4% compared with the nine months ended March 31, 2007;

         that partially were offset by:

     - $3,505,360 in non-cash expenses, an increase of $906,596 or approximately 34.9% compared with the nine months ended March 31, 2007 that consisted of:

         o $568,609 in depreciation and amortization of software development costs, intangible assets, deferred compensation, deferred financing costs and discounts on notes payable;
         o $1,687,861 from the issuances of our common stock, options and warrants as payment for services, interest and debt settlement;
         o $1,203,117 in interest expense recorded upon the conversion of notes payable and the assignment of convertible debentures; and
         o $45,773 net loss on settlement of debt and loss on asset disposal.

     - $1,765,350 provided by financing activities was $352,557 or approximately 25% greater than was provided during the nine months ended March 31, 2007 and consisted of:

         - $2,490,000 in proceeds from the sale of convertible promissory notes and notes payable; and

         - $1,247,442 in net proceeds from the Company's revolving line of credit;

               that partially was offset by:

         - $1,972,092 in repayments of convertible promissory notes, loans payable and notes payable;

     - $386,252 used in investing activities, an increase of $131,672 or approximately 51.7% compared the nine months ended March 31, 2007 that consisted of:

         - $144,677 in purchases of property and equipment primarily due to the purchase of 275 trailer tracking devices for CXT; and

         -     $241,575 in capitalized costs of software development.

         We estimate that our cash on hand on May 15, 2008 and monthly proceeds received from Rentar and our trucking operation will fund our operating activities, excluding funds required for the repayment of debt and certain accounts payable. This estimate is based on our cash and cash equivalents of $17,571 at March 31, 2008, $178,839 received from April 1, 2008 to May 15, 2008,
$18,000 per month per our agreement with Rentar and an unspecified monthly amount of inter-company payments from our trucking operations. The monthly payment from our trucking operations is based on its cash flow which has been increasing over the past six months due to higher sales, lower operating costs as our technology is being implemented in its truck fleet and lower overhead expenses resulting from various personnel changes. However, this positive working capital is not sufficient to pay all of our debt and accounts payable. If we are unable to obtain additional capital to satisfy these liabilities, many of which are past due, we may be required to curtail or discontinue some or all of our business and operations.

         The future capital requirements for our existing operations depend primarily on the rate at which we can increase our cash flow from operations which will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. As of May 15, 2008, all of our assets served as collateral for $801,319 of our 14.25% secured convertible debentures, $572,500 of which were past due, and certain of our assets, excluding those held by Fittipaldi Carriers, Inc. and its subsidiaries, served as collateral for $2,047,451 of our 16% secured promissory notes of which $797,451 is past due, and $201,397 of our Series B secured convertible debentures, as amended, all of which is past due. If we default on our obligations under any of these securities, including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

ITEM 3. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In April 2008, we issued a $50,000 principal amount of an 16% unsecured promissory note with a maturity date of July 22, 2008 to one investor in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The investor received 3,000,000 shares of its common stock and a three-year warrant to purchase 15,000,000 shares of its common stock for $0.02 per share in connection with the new note and recognized a debt discount of $50,000 to be amortized over the term of the new note. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchaser had access to business and financial information concerning our company. The purchaser represented that it was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

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

May 20, 2008