Form 10-K
period 2008-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2008-11-14
CIK 1082733

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------

                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 0-25753

                          NuSTATE ENERGY HOLDINGS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                         87-0449667
                 ------                                         ----------
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

902 Clint Moore Road, Suite 204, Boca Raton, Florida               33487
----------------------------------------------------               -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (561) 998-7557

Securities registered pursuant to Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
                  None                              Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                             [ ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                             [ ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             [ ] Yes     [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                             [ ] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer [ ]                      Accelerated filer           [ ]
Non-accelerated filer   [ ]                      Smaller reporting company   [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                             [ ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $X on September 30, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 321,453,161 shares of common stock are issued and outstanding as of November 7, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.


                                             TABLE OF CONTENTS
                                             -----------------

                                                                                                                    Page
                                                                                                                    ----
                                     Part I
                                     ------
Item 1.           Business.                                                                                           5
Item 1A.          Risk Factors                                                                                        10
Item 1B.          Unresolved Staff Comments.                                                                          --
Item 2.           Properties.                                                                                         16
Item 3.           Legal Proceedings.                                                                                  16
Item 4.           Submission of Matters to a Vote of Security Holders.                                                16

                                     Part II
                                     -------
Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                  Purchases of Equity Securities.                                                                     17
Item 6.           Selected Financial Data.                                                                            18
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operation.               19
Item 7A.          Quantative and Qualitative Disclosures About Market Risk.                                           27
Item 8.           Financial Statements and Supplementary Data.                                                        27
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.               27
Item 9A.          Controls and Procedures.                                                                            27
Item 9B.          Other Information.                                                                                  29

                                    Part III
                                    --------
Item 10.          Directors, Executive Officers and Corporate Governance.                                             29
Item 11.          Executive Compensation.                                                                             32
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.     36
Item 13.          Certain Relationships and Related Transactions, and Director Independence.                          38
Item 14.          Principal Accountant Fees and Services.                                                             40

                                     Part IV
                                     -------
Item 15.          Exhibits, Financial Statement Schedules.                                                            41

         When used in this annual report, the terms the "Company," "NuState Energy Holdings," "we," "our," and "us" refers to NuState Energy Holdings, Inc., a Nevada corporation and our subsidiaries. The information which appears on our websites at www.emmologic.com and www.mydriverseat.com are not part of this annual report.

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

                                     PART I


ITEM 1.  BUSINESS.

         NuState Energy Holdings, Inc. is a holding company that owns 100% of Commodity Express Transportation, Inc. (CXT), a provider of truck transportation and third party logistics services, and 49% of Rentar Logic, Inc., a privately-held Delaware company that develops and markets fuel management systems and various other telematics applications for commercial vehicle fleets and distributes a proprietary pre-combustion fuel catalyst that reduces fuel consumption and harmful exhaust emissions for a variety of diesel engines. Currently, the operations of CXT represent the primary business of our company in terms of revenue and assets. CXT, a wholly owned subsidiary, was acquired in March 2005 through the asset purchase of a South Carolina corporation. CXT presently serves the southeastern United States as both a freight carrier and a freight broker fully licensed by the U.S. Department of Transportation. As of September 30, 2008, CXT's fleet consists of 87 tractors comprised of 47 leased units and 40 owner-operator units with which it has independent contractor lease agreements and 549 leased trailers. However, CXT was notified in November 2008 that the contract with its largest customer had been terminated. CXT currently is reducing the size of its fleet to reflect this loss of business. In addition, CXT operates a freight brokerage and a warehouse operation.

         The Company sold its intellectual properties and software developed for the worldwide transportation and security industries to Rentar Logic in April 2008. This sale included its patent and trademarks as well as numerous web-based applications that provide pertinent, real-time information to customers. These applications rely on telematics to collect various vehicle and container-based data and integrate it with information gathered from various disparate legacy systems across the supply chain. The data is then synthesized and reformatted into valuable, actionable information, and delivered to appropriate end-users across the logistics value chain through secure web-based applications. Among the many capabilities of these telematics solutions are on-demand live diagnostics, two-way communication, temperature alerts, electronic fuel tax payment, inventory/asset visibility, secure trucking and matching of available freight with available trucks. Also, included in the sale to Rentar logic was a proprietary software application that provides critical information that may be used to validate nearly any products designed to improve fuel efficiency or reduce harmful gas emissions more accurately and quickly than any other method. At the same time, this software application may be used as a fuel management tool to provide real-time information, such as vehicle speeds, idling times, out-of-route notifications, and unauthorized use, which translates to significant fuel savings. No assurances can be given as to when, if ever, the Company will be able to record any profit or receive any dividends from its 49% ownership of Rentar Logic.

         We generated less than 1% of our revenue during fiscal year 2008 from developing and implementing a custom software solution for Averitt Express, a leading provider of freight transportation and supply chain management services operating more than 4,000 tractors and 11,250 trailers in more than 100 countries. This software is a web-based integration platform that provides the locations and availability of the trucks in all of Averitt's four main operating divisions. Previously, each division only had visibility of its own transportation assets. Furthermore, we programmed a load board into the platform to support a completely automated process of matching and moving loads of freight whether utilizing an Averitt truck, a partner carriers' truck or a truck arranged through a freight broker. In addition to software development, consulting and training fees associated with this project, we generated monthly hosting fees during fiscal year 2008. The monthly hosting fees terminated in August 2008 as Averitt reacted to the economic slowdown by eliminating this project.

Future Revenue Sources

         The Company intends to pursue acquisitions or joint ventures with developers of other transportation-related technologies as well as third-party logistics companies with networks of agents and/or sales people located throughout the nation. We specifically are seeking operations which can significantly benefit from the technology solutions offered by Rentar Logic and complement our current logistics operations. As of the date of this Report, the Company had no such transactions pending and, even if it did, does not have any capital required to consummate such transactions and no assurances can be provided that it could raise the required capital under acceptable terms and conditions, if at all.

Key Customers

         During fiscal years 2008 and 2007, a substantial portion of CXT's revenue was generated by transporting freight to and from particular manufacturing facilities and distribution centers for Amcor PET Packaging. This customer represented approximately 48.8% and 61.9% of CXT's gross revenue during fiscal years 2008 and 2007, respectively. Amcor PET Packaging is a leading global packaging company providing PET (polyethylene terephthalate) packaging solutions to the consumer products industry. Our Amcor transportation business is derived from our agreement with TPS Logistics, an independent freight brokerage company owned by the spouse of the former-President of CXT, which has an annual logistics agreement with Amcor that may be terminated under certain conditions with thirty days advance notification. On November 6, 2008, CXT was notified that TPS was terminating its agreement with CXT effective November 7, 2008 due to alleged contract breaches by CXT. CXT responded to this notice by denying the occurrence of any such contract breaches and notifying TPS that the alleged termination by TPS, among other actions, constituted contract breaches by TPS. The immediate affect of TPS' actions has been the loss of Amcor as a customer and the loss of certain of our employees who were primarily responsible for servicing the Amcor account. The Company believes it has claims against its former-President and his affiliates related to this matter and has engaged legal counsel to proceed to litigation.

         During the second quarter of fiscal year 2008 we became the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina. This customer generated $4,565,263 or approximately 16.8% of CXT's total revenue for fiscal year 2008. The Company estimates that this customer will generate approximately $6,000,000 in revenue during fiscal year 2009.

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

History

         NuState Energy Holdings, Inc. is a Nevada corporation that was incorporated on October 28, 1987 as Jaguar Investments, Inc. On March 11, 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. On May 8, 2003, the Company changed its name to Power2Ship, Inc. On October 11, 2006, the Company merged with a newly formed, wholly-owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name being changed to Fittipaldi Logistics, Inc. effective November 9, 2006. On December 10, 2007, the Company merged with a newly formed, wholly-owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 20, 2007.

         The Company initially was a shell company with no business or operations. In December 2001, it acquired 100% of the issued and outstanding shares of common stock of Premier Sports Media and Entertainment Group, Inc. in exchange for 1,000,000 shares of our common stock in a private transaction exempt from registration under the Securities Act of 1933. The shares of common stock issued to the Premier Sports Media and Entertainment Group stockholders in this transaction represented approximately 8% of our issued and outstanding common stock immediately after the transaction. Before this transaction we did not engage in any material business operations.

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

         Under the terms of the merger agreement, we issued an aggregate of 100,000 shares of our Series X Convertible Preferred Stock to holders of Freight Rate's common stock and Series C Convertible Preferred Stock prior to the transaction, including to Mr. Gass, a former member of our board of directors and Mr. Richard Hersh, our Chairman and former CEO.

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

         CXT also entered into an agreement with TPS Logistics, Inc. wherein TPS engaged CXT as its exclusive carrier to perform all of TPS' transportation needs for its customers. The agreement will terminate the earlier of March 20, 2010 or when the agreement between TPS and its current largest customer is no longer effective. As compensation, TPS receives a percentage of the revenue derived from its current largest customer for freight hauled to and from Blythewood, South Carolina. Mr. W. A. Stokes, former president of CXT, is the vice president and his wife is the principal owner of TPS.

         On March 21, 2005, Power2Ship Intermodal acquired certain assets and liabilities representing the business of GFC, Inc., a company in the business of motor carriage specializing in intermodal drayage transportation services. Under the terms of the asset purchase agreement with GFC, Inc., we purchased certain of their assets including trucking and brokerage authority permits, contracts with shipping customers, agents, and truck owner-operators and escrow deposits for a purchase price of $300,000. The purchase price consisted of a $100,000 secured promissory note from the seller that we forgave and $200,000 to be paid $8,333 per month on the 24 consecutive monthly anniversaries of the closing date beginning on the first monthly anniversary of the closing date. At the closing we also assumed the obligations corresponding to the escrow deposits. In addition, we issued the seller a warrant to purchase 200,000 shares of our common stock for $.27 per share for the three year period commencing on the closing date. The asset purchase agreement contained customary representations and warranties and cross-indemnification provisions. In March 2006, the Company entered into a settlement agreement and mutual release with the parties that sold it the GFC assets in which the Company agreed to issue the seller 300,000 shares of its common stock valued at $42,000 and to pay the seller a total of $36,000 over two years in full settlement of the $191,667 outstanding balance of the purchase price. In March 2006, the Company recorded an impairment of intangible assets of $113,667 based on this settlement. The Company made the first three of these monthly payments and not made any further payments since May 2006. The operations of Power2Ship Intermodal ceased to exist effective June 30, 2006 and the Company recorded impairments to intangible assets of $185,578 associated with this event. On February 27, 2008, GFC, Inc. filed a lawsuit in the Supreme Court of New York, New York County (Case No. 600582/08) naming as defendants Power2Ship, Inc., Power2Ship Intermodal, Inc. and Fittipaldi Logistics, Inc. The complaint listed several causes of action with the most material being that the Company breached the Asset Purchase Agreement it entered into in February 2005 with GFC, Inc. by failing to pay $200,000 and breached the Settlement Agreement and Mutual General Release it entered into in February 2006 with GFC, Inc. by not paying $33,000. The Company believes it has substantial defenses and counterclaims against GFC, Inc. The due date for submitting its answer has been delayed while the parties work in good faith toward a settlement.

         In April 2008, we entered into an agreement with Rentar Environmental Solutions, Inc., a privately-held Delaware corporation ("Rentar") and Rentar Logic, Inc., a Delaware corporation ("RLI") formed by Rentar in May 2008, pursuant to which it granted RLI a global perpetual license for its intellectual properties and agreed to sell RLI its intellectual properties for $3,000,000 and 49% of RLI's issued and outstanding shares. In addition, Rentar agreed to contribute $18,000 per month to RLI to pay expenses of the Company's information technology department, provide office space for some of the Company's personnel and place 600,000 shares of its common stock valued at $3,000,000 in escrow as security for payment of the $3,000,000 purchase price. These escrowed shares are to be released to Rentar as RLI pays the $3,000,000 purchase price for the intellectual properties. As of September 30, 2008, the Company had received approximately $862,000 of the purchase price.

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

Intellectual property

         We sold our intellectual properties and software developed for the worldwide transportation and security industries to Rentar Logic in April 2008. Our methods for protecting any future proprietary rights, are that we generally rely on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use some or all of intellectual property. In general, there can be no assurance that our efforts to protect our intellectual property rights will be effective or that these protections will be sufficient so as to prevent misappropriation of our intellectual property. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

Employees

         As of September 30, 2008, we had 6 full-time employees located in Florida and Illinois and our subsidiary CXT had approximately 66 full-time workers who were employed through a personnel leasing firm and approximately 40 owner-operators with whom the company has independent contractor lease agreements. However, CXT was notified in November 2008 that the contract with its largest customer had been terminated. CXT currently is terminating a number of its full-time workers to reflect this termination. None of our employees are subject to collective bargaining agreements, and we believe that we have satisfactory relationships with our employees.

ITEM 1A. RISK FACTORS

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

We presently do not have sufficient financial resources to fund our ongoing operations beyond November 30, 2008. We will require additional capital to fund our ongoing operations and satisfy our debt obligations. If we are unable to raise additional capital, then we will not be able to continue operations.

         While we reduced our selling, general and administrative expenses during fiscal year 2008, our revenue was not significant enough to generate sufficient gross profits to fund our daily operations. We do not presently have sufficient financial resources to fund our ongoing operations beyond November 30, 2008. We cannot accurately predict when or if our revenue and gross profits will increase to the level necessary to sustain our operations. As of November 7, 2008, we were past due on the repayment of $750,741 principal amount of secured convertible debentures and promissory notes and $675,000 principal amount of unsecured debentures and promissory notes and accrued interest on the aforementioned debentures and notes. Also, a $1,250,000 secured promissory note becomes due on December 1, 2008. In addition, as of September 30, 2008, CXT had approximately $151,247 of secured equipment financing outstanding. In order to provide sufficient capital to fund our ongoing operations, pay our obligations as they become due and provide additional working capital for the future development of our business model, we will need to raise additional capital. We do not presently have any additional sources of capital other than approximately $2,100,000 in receivables due from Rentar Logic from the sale of our intellectual properties which receivable does not have any defined payment schedule or maturity date. While we are seeking additional sources of capital, there are no assurances we will be successful in raising additional capital as needed. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

We have a history of losses and an accumulated deficit. We expect losses to continue for the foreseeable future and we may be unable to continue as a going concern.

         For fiscal years 2008 and 2007 we reported total revenue of $27,159,724 and $22,706,654, respectively, and a net loss available to common stockholders of $5,529,002 and $6,747,950, respectively. At June 30, 2008 we had an accumulated deficit of $37,008,323. Further, during fiscal years 2008 and 2007, we reported net cash used in operating activities of $782,285 and $1,458,455, respectively. Our revenue has not been sufficient to sustain our operations and we cannot predict if or when we will have profitable operations. The independent auditor's report for the fiscal year ended June 30, 2008 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. We cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern and we may be forced to cease some or all of our operations.

Our primary assets serve as collateral under certain of our outstanding secured debentures and promissory notes. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations.

         We have granted security interests in our assets to certain lenders. As of November 7, 2008, we had granted blanket security interests in all of our assets and properties to the holders of $542,500 of secured convertible debentures all of which are past due. In addition, as of November 7, 2008, we had granted a security interest in all our assets with the exception of the assets and properties related to our trucking operations of Fittipaldi Carriers,

Inc., a Florida corporation, and its subsidiaries to holders of $1,458,241 of secured promissory notes $208,241 of which are past due and $1,250,000 of which is becomes due on December 1, 2008. We do not presently have sufficient funds to satisfy these obligations. If we receive notices of non-compliance and potential default, we would have an obligation to rectify these defaults or otherwise obtain a waiver from these holders under the terms of those agreements. While we have not received any such notices to date, it is possible that notices could be provided in the future, which would likely cause our company to be in default under our agreements and obligations to the holders. Any default would accelerate our obligations to these debenture holders and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected and we would be forced to cease operations.

Historically, we have been dependent on revenue from a limited number of customers. If we were to be deprived of revenue from one or more these key customers, our future revenue and business operations could be materially and adversely effected.

         For fiscal year 2008, revenue from our largest two customers accounted for approximately 65.6% of our gross revenue and no other customer accounted for more than 10% of our total revenue. Our agreement with these customers may be cancelled upon 30 days notice. We are continuing our efforts to expand our customer base in fiscal year 2009 in order to eliminate our dependence upon revenue from a limited number of customers. Because of the significant nature of the revenue from these two customers to our results of operations, however, the loss of either of these customers, prior to our obtaining additional customers, would have a material adverse effect on our business operations and prospects.

         Our business with both these customers is derived from our agreement with TPS Logistics, an independent freight brokerage company owned by the spouse of the former-President of CXT, which has an annual logistics agreement with Amcor that may be terminated under certain conditions with thirty days advance notification. On November 6, 2008, CXT was notified that TPS was terminating its agreement with CXT effective November 7, 2008 due to alleged contract breaches by CXT. CXT responded to this notice by denying the occurrence of any such contract breaches and notifying TPS that the alleged termination by TPS, among other actions, constituted contract breaches by TPS. The immediate affect of TPS' actions has been the loss of Amcor as a customer and the loss of certain of our employees who were primarily responsible for servicing the Amcor account.

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

         As of November 7, 2008, we had the following securities outstanding which were exercisable or convertible into shares of our common stock as follows:

         Options to purchase a total of 38,549,993 shares at prices ranging between $0.01 and $0.38 per share;

         Warrants to purchase a total of 96,810,626 shares at prices ranging between $0.01 and $0.75 per share;

         Convertible Preferred Stock:

         o 149,600 Series B shares convertible into 2,992,000 shares of common stock;

         o 332 Series C shares convertible into 33,200 shares of common stock;

         o 25 Series D shares convertible into 25,000,000 shares of common stock;

         o 129.5 Series F shares convertible into 25,896,000 shares of common stock;

         o 1 Series G shares convertible into 1,000,000 shares of common stock;

         o 69.9 Series H shares convertible into 2,796,000 shares of common stock;

         o 100,000 Series I shares convertible into 50,000,000 shares of common stock (of which 65,000 convertible into 32,500,000 shares are held in an escrow account as collateral for a $1,250,000 promissory note);

         o    2 Series J shares convertible into 500,000 shares of common stock;

         o 87,000 Series Y shares convertible into 230,405 shares of common stock;

         Convertible Debentures and Promissory Notes (excluding accrued interest which may be convertible to common stock at the holders' sole discretion):

         o $482,500 of 14.25% secured convertible debentures convertible into 1,805,088 shares of common stock;

         o $288,810 of amended 14.25% secured convertible debentures convertible into 11,552,400 shares of common stock;

         o $275,000 of 8% unsecured convertible promissory notes convertible into 4,700,000 shares of common stock;

         o $50,000 of 16% unsecured convertible promissory notes convertible into 3,333,333 shares of common stock; and

         o $10,000 of 14% unsecured convertible debentures convertible into a maximum of 1,000,000 shares of common stock;

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

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending June 30, 2008 when our management must report on the effectiveness of our internal controls.

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

ITEM 2. PROPERTIES.

         Our principal executive offices are located in approximately 2,036 square feet of commercial office space in Boca Raton, Florida. We lease these premises from an unaffiliated third party under a two-year lease expiring in December 2008. This lease requires monthly payments of base rent of approximately $2,823 during 2008.

         As of November 7, 2008, CXT leased the following facilities:

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

         The aggregate monthly rent for the CXT facilities as of November 7, 2008 was approximately $5,635. In addition to monthly rent, we must maintain adequate liability insurance and are charged customary common area maintenance expenses that are allocated to us based on the percentage of the total rentable space that we rent in each facility.

ITEM 3. LEGAL PROCEEDINGS.

         On February 27, 2008, GFC, Inc. filed a lawsuit in the Supreme Court of New York, New York County (Case No. 600582/08) naming as defendants Power2Ship, Inc., Power2Ship Intermodal, Inc. and Fittipaldi Logistics, Inc. The complaint listed several causes of action with the most material being that the Company breached the Asset Purchase Agreement it entered into in February 2005 with GFC, Inc. by failing to pay $200,000 and breached the Settlement Agreement and Mutual General Release it entered into in February 2006 with GFC, Inc. by not paying $33,000. The Company believes it has substantial defenses and counterclaims against GFC, Inc. The due date for submitting its answer has been delayed while the parties work in good faith toward a settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                            High                Low
                                            ----                ---
Fiscal Year 2009
----------------
July 1 to September 30, 2008               $ 0.01             $  0.03

Fiscal Year 2008
----------------
April 1 to June 30, 2008                   $ 0.01             $  0.02
January 1 to March 31, 2008                $0.008             $ 0.025
October 1 to December 31, 2007             $0.022             $ 0.036
July 1 to September 30, 2007               $0.035             $ 0.023

Fiscal Year 2007
----------------
April 1 to June 30, 2007                   $0.041             $ 0.025
January 1 to March 31, 2007                $ 0.07             $ 0.035
October 1 to December 31, 2006             $ 0.12             $ 0.035
July 1 to September 30, 2006               $0.058             $0.0218

         On November 7, 2008 the last reported sale price of our common stock as reported on the OTC Bulletin Board was $0.01 per share. As of July 3, 2008, we had approximately 608 stockholders of record with shares held in securities brokerage accounts. In addition, there are an undetermined number, estimated to be between 200 and 300, of other stockholders that have not deposited their shares in securities brokerage accounts and are not included as stockholders of record.

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

Recent Sales of Unregistered Securities

         In June and July 2008 we issued 9 shares of our Series J convertible preferred stock to six investors, all of which were previous Company shareholders, for $2,500 per share in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by
Section 4(2) of that act. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchasers had access to business and financial information concerning our company. The purchaser represented that he was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

         In June 2008 we issued $10,000 principal amount of our 14% secured debentures with a maturity date of December 4, 2008 to one investor in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. We paid no sales commissions in this offering. No general solicitation or advertising was used in connection with this offering. The purchasers had access to business and financial information concerning our company. The purchaser represented that he was acquiring the securities for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

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

         William A. Stokes, former President and Director of CXT, purchased five shares of our Series F convertible preferred stock for $25,000 in a private transaction in December 2006 and converted these shares into 1,000,000 shares of common stock in December 2007.

ITEM 6. SELECTED FINANCIAL DATA.

         Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         Other revenue, generated from providing various services such as warehouse management or leasing equipment to owner-operators, generally is recognized in the month that such services are provided. In those instances when we provide equipment, on any basis in which ownership is retained by our Company, then we recognize the revenue generated from such equipment ratably over the term of the agreement providing for the use of such equipment. Other revenue is expected to be negligible in the foreseeable future.

         The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $1,042,930 and $1,157,270 in additional compensation expense during the years ended June 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

         Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations is the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of June 30, 2008, management expected its long-lived assets to be fully recoverable.

GOING CONCERN

         We had a net loss available to common shareholders of $5,529,002 and used $782,285 in operating activities and $242,284 in investing activities during fiscal year 2008. Further, our accumulated deficit through June 30, 2008 was $37,008,323. Our current operations do not provide an adequate source of cash to fund future operations. As described elsewhere herein, we only have sufficient cash on hand to fund our operating activities through November 30, 2008. Also, the report of our independent registered public accounting firm, dated November 14, 2008, on our financial statements for the year ended June 30, 2008 stated that our net loss and cash used in operations for the fiscal year ended June 30, 2008, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities. However, we have no firm commitments from any third parties to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

OVERVIEW

         In April 2008 we entered into an agreement with Rentar Environmental Solutions, Inc., a privately-held Delaware corporation ("Rentar") and Rentar Logic, Inc., a Delaware corporation formed by Rentar ("RLI"), pursuant to which we granted RLI a global perpetual license for our intellectual properties and agreed to sell RLI our intellectual properties and software applications for $3,000,000 and 49% of RLI's issued and outstanding shares of common stock. RLI's business plan is to develop and market fuel management systems and various other telematics applications for commercial vehicle fleets and distribute a line of proprietary pre-combustion fuel catalysts developed and patented by Rentar that reduces fuel consumption and harmful exhaust emissions for a wide variety of diesel engines.

         For the years ended June 30, 2008 and 2007, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

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

         To a far lesser extent, we generated revenue by providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications. For the years ended June 30, 2008 and 2007, less than 1% of our total revenue was attributable to revenue from providing these other services. This source of revenue ended upon the sale of our intellectual properties and software applications to Rentar Logic in April 2008.

         During the year ended June 30, 2008, revenue generated from two customers represented $17,807,250 or approximately 65.6% of our freight transportation revenue. During the year ended June 30, 2007, revenue generated from one of these same customers represented $14,050,765 or approximately 61.9% of our freight transportation revenue. Because our agreement with these customers can be terminated upon a 30 days notice to us, our dependence on revenues from these customers puts us at risk until such time, if ever, that we can diversify our revenue base. In November 2008, CXT was notified that the contract with one of these two large customers had been terminated. In order to lessen the risks to us from this dependence on certain customers, we are marketing our services to the maximum extent permitted by our limited sales and marketing budget.

         During fiscal year 2009, our greatest challenge is expected to continue to be raising sufficient capital to fund our ongoing operations, repay past due debts and repay other debts as they become due. As of November 7, 2008, we had $2,914,551 in total debt either past due or due in fiscal year 2009. If we are unable to secure additional capital as needed, then we may be unable to satisfy this debt which could adversely affect our ability to continue our operations as presently conducted. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

RESULTS OF OPERATIONS

Revenue

         Total revenue generated during fiscal year 2008 increased by $4,453,070 or approximately 19.6% as compared with total revenue generated during the fiscal year 2007. Approximately 98.7% of this increase was attributed to an increase of $4,394,105 or approximately 19.4% in revenue from freight transportation by CXT. This significant increase primarily was attributed to CXT becoming the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina in September 2007. The remaining increase of $58,965 was generated from the Company's logistics technology operation which was sold to Rentar Logic, Inc. in April 2008.

         We anticipate that our total revenue will decrease in fiscal year 2009 by approximately 30%. This revenue decline primarily is attributable to CXT losing its largest customer in November 2008 and, to a much lesser extent to the sale of the Company's logistics technology operation which was sold to Rentar Logic, Inc. in April 2008. We are seeking to offset this decline by obtaining additional customers for our freight transportation and brokerage operations and, subject to the availability of sufficient financing, to by acquiring one or more logistics and transportation services companies. However, we currently do not have any such financing commitments nor entered into any acquisition agreements and cannot predict if and when we may do so.

Operating Expenses

         Total operating expenses incurred during fiscal year 2008 increased by $2,666,693 or approximately 9.9% as compared with total operating expenses incurred during fiscal year 2007. This increase primarily consisted of an increase of $3,884,507 or approximately 18.7% in freight transportation costs that partially were offset by declines of $912,664 or approximately 24.3% in salaries, benefits and consulting expenses and $337,408 or 100% in impairment expense.

         The increase in freight transportation expenses during fiscal year 2008 was directly attributed to the increase in freight transportation revenue as these expenses are variable costs that change by relatively the same percentage as freight transportation revenue assuming a constant gross margin is maintained. We expect freight transportation expenses in fiscal year 2009 to decrease proportionately with our estimated 30% decrease in freight transportation revenue in fiscal year 2009.

         Approximately 98.6% of the reduction in salaries, benefits and consulting expenses in fiscal year 2008 was attributed to a $899,737 or approximately a 31.3% decrease by our Florida corporate operations. This decline primarily consisted of a $546,413 or approximately a 76.5% decline in salaries due to a reduction in the number of personnel and a decrease of $334,260 or approximately 35.1% in consulting expenses primarily due to having less of a need for consulting services.

         The $337,408 or 100% decrease in impairment expense was attributed to having no impairments during fiscal year 2008 as compared with the $337,408 write-off of the unamortized value of the License Agreement with EF Marketing LLC and Emerson Fittipaldi during fiscal year 2007.

         We expect selling, general and administrative expenses in fiscal year 2009 to decline by ___% primarily as a result of CXT eliminating personnel and overhead expenses associated with providing transportation services to Amcor following the loss of this customer in November 2008.

Other Income (Expense)

         Total other expense increased by $486,629 or approximately 19.5% in fiscal year 2008 as compared with fiscal year 2007. The major other expenses that contributed to this increase were:

         o interest expense which increased by $821,481 or approximately 33.8%, primarily as a result of a net increase in non-cash interest expenses in connection with:

              o the sale of accounts receivable, conversion of notes payable into preferred stock, assignments of convertible notes, issuances of notes payable and our line of credit which, in aggregate, increased by $794,717 to $1,275,245 in fiscal year 2008 from $480,528 in fiscal year 2007; and

              o issuances of common and preferred stock and warrants primarily related to our settlement in July 2007 with the holder of $1,750,000 of 5% secured convertible debentures and as monthly penalties for non-repayment of a $1,250,000 secured promissory note commencing on its maturity date in February 2008 which, in aggregate, increased by $879,840 to $892,789 in fiscal year 2008 from $12,949 in fiscal year 2007;

                  that partially were offset by

              o amortization of deferred financing costs and discounts on notes payable, recorded as interest expense, which declined, in aggregate by $997,380 to $385,153 during fiscal year 2008 from $1,382,533 in fiscal year 2007.

         o gain on settlement of debt which declined to $0 during fiscal year 2008 as compared with $81,777 in fiscal year 2007 when there was a $33,277 gain on forgiveness of accrued interest to a debenture holder and $48,500 from the forgiveness of notes payable from Power2Ship Intermodal to a vendor that had been providing software maintenance service.

         These other expenses partially were offset by the following other income items:

         o gain on sale, which increased from $0 in fiscal year 2007 to $289,705 in fiscal year 2008 due to the sale of our intellectual properties to Rentar Logic; the gain on sale was calculated by multiplying the total deferred gain on sale of $1,334,556 by the percentage of the discounted purchase price paid to us on behalf of Rentar Logic by June 30, 2008; and

         o forgiveness of debt, which increased to $0 during fiscal year 2008 from a loss of $97,384 during fiscal year 2007, of which $94,864 was associated with the settlement agreement the Company entered into with Richard Hersh, the Company's former Chief Executive Officer.

         We expect interest expense to be lower in fiscal year 2009 based upon our assumption that most of our convertible debentures will be converted to equity securities or repaid with the proceeds from the sale of our intellectual properties to Rentar Logic. However, there can be no assurance that such conversions will occur or when and how much, if any, of the purchase price Rentar Logic will pay.

         Our net loss available to common stockholders decreased by $1,218,948 or approximately 18.1% in fiscal year 2008 as a result of our $1,299,748 or 23.1% decrease in our net loss plus a $80,800 increase in preferred stock dividends as the preferred dividend for record holders on June 30, 2007 was declared and paid in the first quarter of fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced losses and negative cash flows from operations since our inception, and our independent auditors' report on our financial statements for fiscal 2007 contains an explanatory paragraph regarding our ability to continue as a going concern. As of June 30, 2008, we had an accumulated deficit of $37,008,323, a stockholders' deficit of $3,813,202, and cash and cash equivalents of $77,539.

         The Company reduced its working capital deficit by $219,852 to $4,563,846 at June 30, 2008 as compared with $4,783,698 at June 30, 2007. This improvement was attributed to an increase in current assets of $1,102,569 that partially was offset by an increase of $882,717 in current liabilities.

         The increase in current assets during fiscal year 2008 of $1,102,569 or approximately 31.0% resulted from increases in:

         o    Cash and cash equivalents by $33,383;

         o Receivables - affiliates and other by $2,455,190 which primarily consisted of $2,218,314, net of $122,694 of imputed interest, due from Rentar Logic related to the sale of the Company's intellectual properties and $243,654 due from Transport Clearing East, the finance company CXT used to factor its accounts receivable, and

         o Prepaid expenses and other current assets by $37,934 that partially was offset by decreases in:

         o Restricted cash by $1,089,637 primarily as a result of the $1,100,000 held in an escrow account that was released in July 2007 to make a final payment of $1,800,000 to one of our debenture holders less a $10,363 increase in the amount of certificates of deposit that CXT is required to maintain to secure letters of credit provided to certain equipment finance companies and

         o Accounts receivable, net of allowances for doubtful accounts, by $334,301 and

         The increase in current liabilities during fiscal year 2008 of $882,717 or approximately 10.6% resulted from increases in:

         o    Short term notes payable of $376,033;

         o    Accounts payable and accrued expenses of $1,572,689;

         o    Accrued salaries of $80,850; and

         o Deferred gain on sale of $1,044,851 related to the sale of the Company's intellectual properties to Rentar Logic in April 2008;

         that partially were offset by decreases in:

         o Convertible notes payable by $1,328,953, net of a $32,111 increase in discounts on notes payable;

         o Outstanding balance of the line of credit by $761,836 as the Company terminated its line of credit during fiscal year 2008 and entered into a factoring arrangement with Transport Clearing East; and

         o    Loans payable by $100,917.

         During fiscal year 2008 our cash and cash equivalent balance increased by $33,383. This increase consisted of $782,285 used in operating activities and $242,284 used in investing activities which were offset by $1,057,952 provided by financing activities.

         The $782,285 used in operating activities during fiscal year 2008 represented an improvement of $676,170 or approximately 46.4% from $1,458,455 used in operating activities during fiscal year 2007. This improvement resulted from the Company's net loss declining by $1,299,748 or approximately 19.3% that partially was offset by a decrease of $400,323 or approximately 41.4% in cash provided by changes in operating assets and liabilities and a net decrease of $223,255 or approximately 5.2% in various non-cash expenses.

         The $242,284 used in investing activities represented a decrease of $165,181 or approximately 40.5% in fiscal year 2008 from $407,465 used in investing activities during fiscal year 2007. The decrease resulted from an increase in purchases of property and equipment $72,047 or approximately 74.7% that was more than offset by $176,730 received from the sale of assets to Rentar Logic and a decrease in capitalized costs of software development of $60,498 or approximately 19.5% due to the sale of the Company's intellectual properties in April 2008.

         The $1,057,952 provided by financing activities represented a decrease of $823,706 or approximately 43.8% in fiscal year 2008 from $1,881,658 provided by financing activities during fiscal year 2007. This decrease resulted from decreases in cash associated with:

         o Repayments of promissory notes and notes payable increasing by $1,392,079 or approximately 261.7%;

         o    Decreases in proceeds received from the:

              o Sale of shares of preferred stock and common stock purchase warrants by $1,461,000 or approximately 99.7% and the

              o   Sale of promissory notes by $646,000 or 100%

              o   Exercise of stock options by $12,500 or 100%.

      that partially were offset by increases in cash associated with:

         o    Increases in proceeds from the sales of:

              o Convertible promissory notes by $295,000 or approximately 63.4%; and

              o Notes payable and loans payable by $1,681,008 or approximately 3,821.2%

         o Net proceeds from the line of credit by $711,865 to $561,414 in net proceeds during fiscal year 2008 from $150,451 of net repayments made during fiscal year 2007.

         We estimate that our cash on hand on November 7, 2008 will fund our operating activities until approximately November 30, 2008. If we are unable to obtain additional working capital before then, we will defer certain employees' compensation and eliminate certain personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

         Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of NuState Energy Holdings held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. As of November 7, 2008, all of our assets served as collateral for $771,310 of our 14.25% secured convertible debentures, $542,500 of which are past due, and certain of our assets, excluding those held by Fittipaldi Carriers, Inc. and its subsidiaries, served as collateral for $1,458,241 of our 16% secured promissory notes, $208,241 of which is past due. If we default on our obligations under either of these securities, including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements are included beginning at F-1 following Item 15 of this Report. See Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is based partially upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Our management, including our Chief Executive Officer, who also serves as our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation and as a result of the material weaknesses in our internal controls and procedures as discussed in greater detail below, our Chief Executive Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective:

         - to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

         - to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting includes those policies and procedures that:

         - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

         - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

         - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting was not effective based on these criteria.

         During the assessment of our internal controls as of June 30, 2008 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of control deficiencies related to (i) our untimely reconciliation of various general ledger accounts, (ii) our untimely recognition of accounts receivable reserves, and (iii) the inability of our accounting department to provide a draft of this annual report on Form 10-K, including our financial statements, to our management and our accounting and legal professionals with sufficient time to perform an adequate review of this document and to ensure the timely filing thereof.

         While we have taken certain remedial steps during the three months ended September 30, 2008 to correct these control deficiencies, we have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

         A material weakness (within the meaning of PCAOB Auditing Standard No.
5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

         The following table sets forth information on our executive officers and directors as of November 7, 2008.

Name                                         Age         Positions
----                                         ---         ---------
Richard Hersh                                65          Chairman of the Board of Directors
Frank P. Reilly                              44          Chief Executive Officer and Member, Board of Directors

         RICHARD HERSH. Mr. Hersh has been Chairman since March 2003 and currently provides various management consulting services to the Company pursuant to a five-year consulting agreement that extends through September 2013. Previously, he served as our Chief Executive Officer from March 2003 until September 2006. Mr. Hersh served as Chairman and Chief Executive Officer of Freight Rate, Inc. from August 2001 until March 2003. Mr. Hersh served as Chief Operating Officer of Freight Rate, Inc. from 1998 until being elected CEO and

Chairman in April 2001. Prior to joining Freight Rate, Inc., he held several management positions including Operations Manager of Express Web, Inc., Chief Executive Officer of TRW, Inc. a start-up recycling company, Vice President of Operations for Book Warehouse, a discount bookstore chain, and Director of Operations for Dollar Time. Also, Mr. Hersh founded and was Chief Executive Officer of Helyn Brown's, a retailer of women's apparel with stores in Florida and Louisiana, which he sold after approximately 16 years.

         FRANK P. REILLY. Mr. Reilly has been Chief Executive Officer since June 2007, a Director since April 2007 and was the Company's Executive Vice President, Strategy and Market Development from November 2006 until becoming Chief Executive Officer. In October 2008, the Company entered into a five-year employment agreement with Mr. Reilly to be its Chief Executive Officer, Principal Financial and Accounting Officer, President, Treasurer and Secretary. During the five years prior to becoming employed by the Company, Mr. Reilly has held, and currently holds, positions as President of Rancho Alegre Lodge Jackson Hole Wyoming, President of Frank P. Reilly, Inc., Managing Director of Sports and Entertainment Realty, Managing Director of YOUMEHIM, LLC and Managing Director of International Logistics Solutions, Inc.

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

         DANIEL G. BAUSUM. Mr. Bausum became President of Commodity Express Transportation in May 2008. Previously, in 2005, he founded Plumline Freight Services, a dry-van carrier operating in the southeastern United States, and was its President and Chief Executive Officer until March 2008. During 2004 and 2005 he was the Regional Sales Manager for The TLC Companies, a provider of human resources services to trucking companies. He was the Director of Customer Operations for USF Glen Moore, the truckload division of USF from 2002 through 2004.

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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2008, there were no delinquent filings.

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

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-X. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2008.

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------



                                                                         Non-Equity    Non-qualified
                                                                         Incentive     Deferred           All
                                                    Stock     Option     Plan          Compensation      Other
Name and principal             Salary    Bonus     Awards     Awards     Compensation  Earnings       Compensation  Total
position               Year     ($)       ($)        ($)        ($)         ($)           ($)             ($)        ($)
------------------     ----    ------    -----     ------     ------     ------------  -------------  ------------  -----
Frank P. Reilly,      2008     120,000        0        0      205,875           0           0              0       325,875
Chief Executive
Officer (1)           2007      75,000   20,000        0      324,923           0           0              0       419,923
--------------------------------------------------------------------------------------------------------------------------
Richard Hersh,        2008           0        0        0       73,560           0           0        133,750       207,310
former Chief
Executive Officer (2) 2007           0        0        0      534,600           0           0         90,000       624,600
--------------------------------------------------------------------------------------------------------------------------
Orin Neiman, Chief    2008     120,000        0        0            0           0           0              0       120,000
Executive Officer
of Fittipaldi         2007      60,000        0        0      295,087           0           0              0       355,087
Carriers, Inc. (3)
--------------------------------------------------------------------------------------------------------------------------

(1) Mr. Reilly's accrued salary was $190,850 and $80,000 as of June 30, 2008 and 2007, respectively. Mr. Reilly became Chief Executive Officer on June 6, 2007.

(2) Mr. Hersh's accrued salary was $152,000 and $42,500 as of June 30, 2008 and 2007, respectively. Mr. Hersh resigned as Chief Executive Officer on September 15, 2006 and entered into a Separation and Severance Agreement with the Company pursuant to which he agreed to settle all accrued salary and other obligations the Company owed him and to the cancellation of all his stock options in consideration for $20,000 and the granting of a five-year warrant to purchase 11,000,000 shares of common stock for $0.025 per share. On the same date, Mr. Hersh entered into a consulting agreement with the Company having a five-year term which provides for a monthly consulting fee of $10,000. This consulting agreement was replaced with a new agreement dated January 15, 2008 which extended the term until September 14, 2013 and increased the monthly consulting fee to $12,500.

(3) Mr. Neiman had accrued salary of $ and $0 as of June 30, 2008 and 2007, respectively. Mr. Neiman became Chief Executive Officer of Fittipaldi Carriers, Inc., a wholly owned subsidiary of the Company, on January 1, 2007.

Employment Agreements

         The Company's employment agreements as of the date of this Report are summarized below.

         Effective October 1, 2008, the Company commenced a five-year employment agreement with Frank P. Reilly to be its Chief Executive Officer, Principal Financial and Accounting Officer, President, Treasurer and Secretary. The term of employment may be automatically renewed for successive one year terms beginning on the five-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Reilly elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Reilly will be entitled to a signing bonus of $39,643 to compensate him for the $30,000 annual salary increase he should have received upon becoming the Company's Chief Executive Officer on June 6, 2007. The base salary in year one of the term will be $150,000 with annual raises of a minimum of 20%. Also, within ten business days of filing each quarterly or annual report with the U.S. Securities and Exchange Commission ("SEC"), the Company will grant Mr. Reilly a five-year, fully vested option to purchase that number of shares of common stock such that, following such grant, the aggregate number of shares underlying all of Mr. Reilly's outstanding options represent no less than five percent of the total issued and outstanding shares of common stock of the Company as reported in its quarterly or annual report. The exercise price for these options will be equal to the greater of i) the average closing price of the Company's common stock for the ten trading days immediately preceding the filing of the quarterly or annual report or ii) the closing price of the common stock on the tenth trading day after filing the annual or quarterly report. In addition, within ten business days of the Company filing an annual report with the SEC in which the Company reports a net profit before tax for its most recently completed fiscal year, Mr. Reilly shall be entitled to receive a bonus equal to 4.0% of such net profit before tax which may be paid, at Mr. Reilly's option, in cash or shares of the Company's common stock. If he elects to receive common stock, then the price per share used to calculate the number of shares to be issued to him shall be the average closing share price for the ten trading days immediately preceding the filing of the annual report with the SEC. As of June 30, 2008, accrued salary owed to Mr. Reilly was $183,350.

         Effective January 1, 2007, the Company commenced a two-year employment agreement with Orin Neiman to be Chief Executive Officer of Fittipaldi Carriers, Inc. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Neiman elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Neiman receives a base salary of $120,000 per year, was granted a five-year, fully vested stock option to purchase 6,000,000 shares of common stock for $0.025 per share and agreed to the cancellation of all stock options and warrants previously granted to him or to Carriers Consolidation, Inc., his consulting company.

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2008:

--------------------------------------------------------------------------------------------------------------------------------
                                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
--------------------------------------------------------------------------------------------------------------------------------
                                     OPTION AWARDS                                              STOCK AWARDS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Equity       Equity
                                                                                                     Incentive    Incentive
                                                                                              Market   Plan         Plan
                                                                                              Value   Awards:      Awards:
                                                                                  Number        of    Number       Market
                                                Equity                              of        Shares    of           or
                                               Incentive                          Shares        or    Unearned     Payout
                                                 Plan                               or        Units    Shares,     Value of
                   Number of     Number of      Awards:                           Units         of      Units      Unearned
                  Securities    Securities     Number of                            of        Stock      or         Shares,
                  Underlying    Underlying     Securities                         Stock        That     Other      Units or
                  Unexercised   Unexercised    Underlying   Option                 That        Have     Rights       Other
                    Options       Options     Unexercised   Exercise     Option    Have        Not       that        Rights
                      (#)           (#)         Unearned     Price     Expiration  Not        Vested     Have        That
Name              Exercisable  Unexercisable    Options (#)   ($)         Date    Vested (#)    ($)   Not Vested    Have Not
(a)                   (b)           (c)           (d)         (e)         (f)       (g)         (h)     (#)(i)    Vested (#)(j)
--------------------------------------------------------------------------------------------------------------------------------
Frank P. Reilly     6,000,000        0             0         0.025    11/16/2011     0           0        0            0
--------------------------------------------------------------------------------------------------------------------------------
                    5,000,000        0             0         0.025     11/5/2012     0           0        0            0
--------------------------------------------------------------------------------------------------------------------------------
                    9,000,000        0             0          0.01      3/4/2013     0           0        0            0
--------------------------------------------------------------------------------------------------------------------------------
Richard Hersh      11,000,000        0             0         0.025     9/15/2011     0           0        0            0
--------------------------------------------------------------------------------------------------------------------------------
                    9,000,000        0             0          0.01      3/4/2013     0           0        0            0
--------------------------------------------------------------------------------------------------------------------------------
Orin Neiman         6,000,000        0             0         0.025      1/1/2012     0           0        0            0
--------------------------------------------------------------------------------------------------------------------------------

Directors' Compensation

         We have in the past and may, at the sole discretion of the Board of Directors in the future, provide our non-employee, independent directors with shares of our common stock as compensation for participating on our board of directors. At no time during fiscal year 2008 did our company have any non-employee, independent directors and none of our directors received any compensation for being a director.

2001 Employee Stock Compensation Plan

         In January 2001 we adopted the 2001 Employee Stock Compensation Plan. The plan is intended to further the growth and advance the best interests of our company, by supporting and increasing our ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of NuState Energy Holdings. The plan provides for stock compensation through the award of shares of our common stock.

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

         The maximum number of shares which may be awarded under the plan is 5,000,000. At the date of this annual report 4,881,000 shares had been granted under the plan. Awards may generally be granted to:

         * executive officers, officers and directors (including advisory and other special directors) of NuState Energy Holdings;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information available to us as of November 7, 2008, with respect to the beneficial ownership of the outstanding shares of each class of our voting stock by:

         * each person who is the beneficial owner of more than 5% of the outstanding shares of any class of voting stock;
         *        each director
         *        each executive officer; and
         *        all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 902 Clint Moore Road, Suite 204, Boca Raton, Florida 33487. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from November 7, 2008 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of November 7, 2008, have been exercised or converted.

                                                  Amount and Nature of               Percent                Percent of
Name of Beneficial Owner                          Beneficial Ownership              of Class            Voting Control (1)
------------------------                          --------------------              --------            ------------------
Common Stock:
Richard Hersh (2)                                      21,579,528                       6.3                     10.8
Frank P. Reilly (3)                                    21,251,952                       6.2                      6.2
All officers and directors
as a group (two persons) (2), (3)                      42,831,480                      11.8                     15.9

Michael Garnick (4)                                    56,566,667                      15.8                     15.0
The Adamas Fund, LLLP (5)                              33,475,000                       9.9                      9.4
Robert F. Green, Jr. (6)                               26,437,563                       8.1                      7.7
Carmelo Luppino (7)                                    22,084,541                       6.6                      6.3
The Amber Capital Fund Ltd. (8)                        20,425,113                       6.3                      6.0
Arthur Notini (9)                                      17,557,812                       5.4                      5.1

Series Y Preferred Stock:
Richard Hersh (2)                                          87,000                       100%                    10.8
Frank P. Reilly (3)                                             0                         *                        *
All officers and directors as a
   group (two persons) (2), (3)                            87,000                       100%                    15.9

* represents less than 1%

(1) Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on November 7, 2008. On that date we had 321,453,161 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 338,853,161 votes.

(2) Mr. Hersh's beneficial ownership includes 11,000,000 shares of common stock underlying a warrant exercisable at $0.01 per share which expires on September 15, 2011, 9,000,000 shares of common stock underlying a warrant exercisable at $0.01 per share which expires on March 4, 2013 and 1,000,000 shares of common stock underlying Series D convertible preferred stock convertible at $0.025 per share owned my Mr. Hersh's spouse.

(3) Mr. Reilly's beneficial ownership includes 6,000,000 shares of common stock underlying an option exercisable at $0.01 per share which expires on November 16, 2011, 5,000,000 shares of common stock underlying an option exercisable at $0.01 per share which expires on November 5, 2012, 9,000,000 shares of common stock underlying an option exercisable at $0.01 per share which expires on March 4, 2013 and 120,000 shares underlying warrants exercisable at $0.26 per share which expire on March 31, 2008.

(4) Mr. Garnick's address is 1590 Stockton Road, Meadowbrook, Pennsylvania 19046. His beneficial ownership includes 15,000,000 shares of common stock underlying warrants exercisable at $0.02 per share which expire on April 23, 2011 and 3,333,333 shares of common stock underlying a $50,000 16% promissory note dated April 23, 2008.

(5) Mr. Harvey Altholtz is the General Partner of Wealth Strategy Partners LLP which is the General Partner of the Adamas Fund, LLLP. Wealth Strategy Partners LLP is located at 1800 Second St., Suite 758, Sarasota, Florida 34236. Its beneficial ownership includes 17,500,000 shares of common stock underlying 35,000 shares of Series I convertible preferred stock at 500 shares per share.

(6) Mr. Green's address is 607 Dwyer Avenue, Arlington Heights, Illinois 60005. His beneficial ownership includes 200,000 shares of our common stock underlying a warrant exercisable at $0.05 per share expiring on February 2, 2008, 333,333 shares underlying a warrant exercisable at $0.05 per share expiring on October 31, 2008 and 250,000 shares underlying a warrant exercisable at $0.05 per share expiring on April 17, 2009.

(7) Mr. Luppino's address is 77 Sheather Road, Mt. Kisko, New York 10549. Mr. Luppino is the control person of both Luppino Landscaping & Masonry, LLC and Triple L Concrete, LLC. His beneficial ownership includes 5,883,333 shares of common stock underlying warrants granted to him that are exercisable at $0.025 per share, 666,667 shares underlying a warrant granted to Luppino Landscaping & Masonry, LLC that is exercisable at $0.025 per share and 333,333 shares underlying a warrant granted to Triple L Concrete, LLC that is exercisable at $0.025 per share all of which expire on April 10, 2010 and 6,000,000 shares underlying $150,000 of our Series D convertible preferred stock.

(8) Michael B. Collins is a control person of The Amber Capital Fund Ltd. which is located at 5 Park Road, Hamilton, Bermuda HM09. Its beneficial ownership includes 1,500,000 shares underlying a warrant exercisable at $0.01 per share expiring on October 14, 2011 and 1,500,000 shares underlying $15,000 principal amount of convertible debentures at a conversion price of $0.01 per share based on 50% of the average closing price of our common stock for the ten trading days immediately preceding the date the Company receives a notice of conversion from Investor but in no event less than $0.01 per share as of November 7, 2008.

(9) Mr. Notini's address is 1055 Mammoth Road, Dracut, Massachusetts 01826. His beneficial ownership includes 1,666,667 shares underlying a warrant exercisable at $0.01 per share that expires on October 16, 2011 and 1,666,700 shares underlying $16,667 principal amount of convertible debentures at a conversion price of $0.01 per share based on 50% of the average closing price of our common stock for the ten trading days immediately preceding the date the Company receives a notice of conversion from Investor but in no event less than $0.01 per share as of November 7, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

                                                                                   Number of
                                                                                   securities
                                                                                   remaining
                                                                                   for future
                                   Number of securities      Weighted average      issuance
                                   to be issued upon         exercise price of     (excluding
                                   exercise of               outstanding           securities
                                   outstanding options       options, warrants     reflected in
Plan Category                      warrants, and rights      and rights            column (a))
-------------------------------------------------------------------------------------------------
2001 Employee Stock
Compensation Plan                           0                         n/a            119,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

         During the period commencing July 1, 2007 through the date of this Report, the Company entered into the transactions described below with related persons.

         Effective October 1, 2008, the Company commenced a five-year employment agreement with Frank P. Reilly to be its Chief Executive Officer, Principal Financial and Accounting Officer, President, Treasurer and Secretary. See Item 11 - "Executive Compensation" for the material terms and condition of this employment agreement.

         Effective January 15, 2008, the consulting agreement dated September 2006 with Richard Hersh, the Company's Chairman of the board of directors, was amended to increase his monthly consulting fee from $10,000 to $12,500 and extend its term from until September 2011 to September 2013.

         On April 23, 2008, the Company entered into a transaction with Michael
J. Garnick in which he forgave $300,000 of 16% secured promissory notes that were past due in consideration for receiving 1) shares of Rentar Environmental Solutions common stock valued at $250,000, which reduced the balance owed to the Company related to Rentar's purchase of the intellectual properties by $250,000 and 2) a $50,000 principal amount 16% promissory note due in July 2008. In addition, the Company issued the investor 3,000,000 shares of its common stock and granted the investor a three-year warrant to purchase 15,000,000 shares of its common stock for $0.02 per share in connection with the new note and recognized a debt discount of $50,000 to be amortized over the term of the new note. The new $50,000 promissory note may be converted into common stock at a 50% discount to the 10-day average closing price of the common stock with a minimum conversion price of $0.015 per share. If not repaid in full by its maturity date, the note is to incur late payment fees of 200,000 shares of common stock on the monthly anniversary of the maturity date as long as the note has not been repaid in full. The Company agreed to pay the balance of $23,112 in accrued interest due on the $350,000 16% secured promissory note outstanding as of the date of the settlement by May 31, 2008 and, if not paid by that date, interest would commence accruing at 16% per annum and would incur late payment fees of 200,000 shares of common stock at the end of each month until the accrued interest is paid in full. Also, the Company issued Mr. Garnick 1,500,000 shares valued at $27,000 to repurchase previously issued warrants to purchase 3,000,000 shares at $0.025 per share.

         On March 19, 2008, The Black Diamond Fund, LLLP, now known as the Adamas Fund, LLLP, waived its right to receive payment of principal of $1,250,000 and accrued interest thereon due on February 8, 2008 on a 16% secured promissory note issued May 8, 2007 and consented to the changing of the maturity date of the note to September 18, 2008. As consideration for obtaining this waiver, the Company agreed to increase the interest rate of the note from 16% compounded daily to an annual rate of 32% from February 8, 2008 until March 17, 2008 and, for the remainder of the term of the note, to reduce the interest to an annual rate of 25%. The Company was unable to repay the note and accrued interest thereon by the amended maturity date. However, on October 9, 2008, the Company was able to negotiate an agreement with the manager of the fund to pay $1,250,000 by December 1, 2008 in satisfaction of all obligations related to the note. The fund has agreed that, promptly after the Company makes the required payment, it will return all shares of Series I convertible preferred stock issued to it, retaining approximately 16,000,000 shares of our common stock issued to it in conjunction with the issuance of the promissory note, and to release its security interest in the Company's assets. If the Company is unable to make the required payment prior to December 6, 2008, then the note would be in default. No assurance can be given that the Company would be in a position to arrange alternative financing to satisfy the obligations to the holder in the event of a default. If the Company is unable to arrange alternative financing or obtain a waiver from the holder, then the note, and all accrued and unpaid interest thereon, would become due and payable without further notice. In the event the Company is unable to satisfy these obligations, then the holder could seek to foreclose on the assets securing the note. If the holder was successful, the Company would be unable to conduct its business as it is presently conducted and its ability to generate revenue and fund our ongoing operations would be materially adversely affected. Should the Company make the required by December 6, 2008, the Company would record a gain on debt settlement of approximately $750,000 reflecting both the forgiveness of accrued interest and the return of all outstanding shares of Series I convertible preferred stock.

Directors' Independence

         None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Our financial statements for fiscal years 2008 and 2007 were audited by Sherb & Co. LLP. The following table shows the fees that we paid or accrued for the audit, tax and other services provided by Sherb & Co., LLP during fiscal years 2008 and 2007.

                                       FY 2008           FY 2007
                                       -------           -------
Audit Fees                             $77,000           $72,600
Audit-Related Fees                           0                 0
Tax Fees                                     0             5,500
All Other Fees                          15,000                 0
                                      --------          --------
Total                                  $92,000           $78,100
                                      ========          ========

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

         The board of directors has adopted a procedure for pre-approval of all fees charged by Sherb & Co., LLP. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to Sherb & Co., LLP with respect to fiscal year 2008 were pre-approved by the entire board of directors.

                                     PART IV

ITEM 15. EXHIBITS.

Exhibit No.   Description of Document
-----------   -----------------------

2.1 Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)
2.2           Agreement and Plan of Merger Between Fittipaldi Logistics, Inc.
              and State Petroleum Distributors, Inc. (30)
3.1           Articles of Incorporation (2)
3.2           Certificate of Amendment to Articles of Incorporation (3)
3.3           Certificate of Amendment to the Articles of Incorporation (4)
3.4 Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)
3.5 Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)
3.6 Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)
3.7 Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock
              (5)
3.8 Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)
3.9 Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)
3.10          Bylaws (2)
3.11          Amended Bylaws dated March 31, 2003 (5)
3.12 Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)
3.13 Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)
3.14 Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)
3.15 Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)
3.16 Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)
3.17 Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)
3.18 Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock **
4.1 Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)
4.2           $ 1,747,000 principal amount 14.25% secured convertible debenture
              (10)
4.3           $2,000,000 principal amount Series B 5% secured convertible debenture (6)
4.4           Form of non-plan option agreement (10)
4.5           Form of common stock purchase warrant (10)
4.6 Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)
4.7 Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)
4.8           Form of Warrant for 2005 Unit Offering (17)
4.9           Form of Series C 10% unsecured convertible debenture (20)
4.10 Form of Warrant for Series C 10% unsecured convertible debenture offering (20)
4.11          Form of Series D 8% unsecured convertible debenture (22)
4.12          Form of Warrant for Series D 8% unsecured convertible debenture
              (22)
4.13 Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)
4.14          Form of Term Sheet for Purchase of Outstanding Debentures (Version
              2) (28)
4.15          Form of Term Sheet for Purchase of Outstanding Debentures (Version
              1) (28)
4.16          Form of Non-Plan Stock Option Agreement for Employees (29)
4.17          Form of Non-Plan Stock Option Agreement for Executives (29)
4.18 Articles of Merger between Fittipaldi Logistics, Inc. and NuState Energy Holdings, Inc. (31)
10.1          Securities Purchase Agreement (6)
10.2          Investor Registration Rights Agreement (6)
10.3          Placement Agent Agreement with Newbridge Securities Corporation
              (6)
10.4          2001 Employee Stock Compensation Plan (3)
10.5 Form of Registration Rights Agreement dated as of December 21, 2001, by and between Jaguar Investments, Inc. and certain shareholders of Jaguar Investments, Inc. (7)
10.6          Employment Agreement with Richard Hersh (8)
10.7          Employment Agreement with Michael J. Darden (8)
10.8          Employment Agreement with John Urbanowicz (8)
10.9          Business Advisory Agreement with Newbridge Securities Corporation
              (10)
10.10 Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)
10.11         Security Agreements for 14.25% secured convertible debentures (10)
10.12         Registration Rights Agreement for 14.25% secured convertible debentures (10)
10.13         Consulting Agreement with Michael Garnick (11)
10.14         Form of Motor Carrier Transportation Agreement (11)
10.15         Asset Purchase Agreement with GFC, Inc. (14)
10.16         Commission Sales Agreement with Associated Warehouses, Inc. (12)
10.17         Mutual Agreement with Commodity Express Transportation, Inc. (15)
10.18         Loan and Security Agreement with Mercantile Capital, LP (12)
10.19         Escrow Agreement with Commodity Express Transportation, Inc. (15)
10.20         Equipment Lease Agreement with Commodity Express Transportation,
              Inc. (15)
10.21         Commercial Lease with Commodity Express Transportation, Inc. (15)
10.22         Commodity Express Transportation, Inc. - TPS Logistics, Inc.
              Agreement (15)
10.23         Consulting Agreement with Stokes Logistics Consulting, LLC (15)
10.24         Employment Agreement with W.A. Stokes (15)
10.25         Fee Assumption Agreement (15)
10.26         Asset Purchase Agreement with GFC, Inc. (16)
10.27         Consulting Agreement with Michael Allora (16)
10.28         Form of Unsecured Promissory Note (13)
10.29         Agreement with Welley Shipping (China) Company, Limited (18)
10.30         Termination Agreement with Cornell Capital Partners, LP (19)
10.31         Form of Shipper Agreement (22)
10.32         Form of Carrier Agreement (22)
10.33         Letter of Engagement Between Power2Ship, Inc. and Averitt Express
              (21)
10.34         Separation and Severance Agreement with Richard Hersh (23)
10.35         Consulting Agreement with Richard Hersh (23)
10.36         Employment Agreement with David S. Brooks (23)
10.37         Employment Agreement with S. Kevin Yates (23)
10.38 Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)
10.39 Agreement to Amend Debentures Held by Cornell Capital Partners, LP and/or its Affiliate, Montgomery Equity Partners, Ltd. (23)
10.40 Amendment No. 1 To License Agreement Between Power2Ship, Inc., EF Marketing, LLC and Emerson Fittipaldi (24)
10.41 Agreement to Satisfy All Outstanding Obligations to Cornell Capital Partners, LP and its Affiliate Montgomery Equity Partners, Ltd. (26)
10.42         $1,250,000 Financing Agreement with The Black Diamond Fund, LLLP
              (28)
10.43         Promissory Note with The Black Diamond Fund, LLLP (28)
10.44 Employment Agreement with Frank P. Reilly. Executive Vice President, Strategy and Market Development (27)
10.45 Amendment No. 1 to Agreement to Satisfy All Outstanding Obligations to Cornell Capital Partners, LP and its Affiliate Montgomery Equity Partners, Ltd. (28)
10.46 Employment Agreement with Orin Neiman, Chief Executive Officer, Fittipaldi Carriers, Inc. (29)
10.47 Employment Agreement with John M. Urbanowicz, Executive Vice President, Information Technology (29)
10.48 Agreement Dated March 19, 2008 Amending the $1,250,000 16% Secured Promissory Note Issued to The Black Diamond Fund, LLLP on May 8, 2007 (32)
10.49 Software Transaction Agreement Between NuState Energy Holdings, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)
10.50 Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc.
              (33)
10.51         Rentar Logic, Inc. Shareholders Agreement (33)
10.52 Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc.
              (33)
10.53 Employment Agreement with Frank P. Reilly, Chief Executive Officer, Principal Financial and Accounting Officer, President, Treasurer and Secretary **
10.54 Email of Agreement Dated October 9, 2008 Amending the $1,250,000 16% Secured Promissory Note Issued to The Black Diamond Fund, LLLP on May 8, 2007 (34)
14.1          Code of Ethics (11)
21.1          Subsidiaries of Registrant (20)
23.1          Consent of Sherb & Co., LLP
31.1          Section 302 Certificate of Chief Executive Officer
31.2          Section 302 Certificate of Principal Financial and Accounting
              Officer
32.1 Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer

**       Filed herewith

(1) Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.
(2) Incorporated by reference to registration statement on Form 10-SB, as amended.
(3) Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.
(4) Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.
(5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)           Incorporated by reference to Current Report on Form 8-K filed on

              July 8, 2004.
(7) Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.
(8) Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.
(9)           Incorporated by reference to Preliminary Information Statement on
              Schedule 14C filed on July 8, 2004.
(10) Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.
(11) Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.
(12) Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.
(13) Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.
(14) Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.
(15) Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.
(16) Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.
(17) Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
(18) Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.
(19) Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.
(20) Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-131832 filed on February 14, 2006.
(21) Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.
(22) Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.
(23) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.
(24) Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.
(25) Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006 (Note: Exhibit 4.13 is incorrectly numbered in filing as 4.1).
(26) Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007 (Note: Exhibit 10.41 is incorrectly numbered in filing as 10.40).
(27) Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007 (Note: Exhibit 10.44 is incorrectly numbered in filing as 10.40).
(28) Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007 (Note: Exhibit 4.15 is incorrectly numbered in filing as 4.13).
(29) Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007
(30) Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007
(31) Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007
(32) Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008
(33) Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008
(34) Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008 (Note: Exhibit 10.49 is incorrectly numbered; it should have been 10.54). 44

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008
                                NuSTATE ENERGY HOLDINGS, INC.

                                By: /s/ Frank P. Reilly
                                -----------------------
                                Name: Frank P. Reilly
                                Titles: Chief Executive Officer, Principal
                                Executive Officer and Principal Financial
                                and Accounting Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Titles                                       Date
    ---------                             ------                                       ----
/s/ Frank P. Reilly        Chief Executive Officer, Principal Executive
-------------------        Officer and Principal Financial and
Frank P. Reilly            Accounting Officer                                     November 14, 2008

/s/ Richard Hersh          Director                                               November 14, 2008
-----------------
Richard Hersh

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS




                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
Report of Independent Registered Public Accounting Firm                                                F-2

Consolidated Balance Sheet, June 30, 2008 and 2007                                                     F-3

Consolidated Statements of Operations, Years Ended June 30, 2008 and 2007                              F-4

Consolidated Statement of Changes in Stockholders' Deficit for the Period from
July 1, 2005 through June 30, 2008                                                                     F-5

Consolidated Statements of Cash Flows, Years Ended June 30, 2008 and 2007                              F-6

Notes to Consolidated Financial Statements                                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NuState Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of NuState Energy Holdings, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of NuState Energy Holdings, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses and cash used in operations of $5,529,002 and $782,285, respectively, for the year ended June 30, 2008. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/Sherb & Co., LLP
                                                -------------------
                                                Certified Public
Accountants


New York, New York
November 14, 2008

                                      NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,
                                                                                  -----------------------------------------
                                                                                       2008                       2007
                                                                                  --------------             --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      77,539              $      44,156
   Restricted cash                                                                      150,824                  1,240,461
   Accounts receivable, net of allowance of $308,483 and $199,095,
     respectively                                                                     1,697,091                  2,031,392
   Receivables - affiliates and other                                                 2,462,028                      6,838
   Prepaid expenses and other current assets                                            272,569                    234,635
                                                                                  --------------             --------------
        Total current assets                                                          4,660,051                  3,557,482

Property and equipment, net                                                             658,209                    675,147

Software development costs, net of accumulated amortization of $207,432                       -                  1,290,454
Deferred financing costs                                                                      -                     27,778
Intangible asset, net of accumulated amortization of $31,620 and
  $22,434, respectively                                                                  14,305                     23,491
Restricted cash for interest on debentures                                                    -                      2,395
Other assets                                                                            171,345                    189,160
                                                                                  --------------             --------------

Total assets                                                                      $   5,503,910              $   5,765,907
                                                                                  ==============             ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                                     $   2,032,972              $   1,656,939
   Convertible notes payable less discount of $32,111 and $0,
     respectively                                                                     1,653,047                  2,982,000
   Loans payable                                                                              -                    100,917
   Lines of credit                                                                            -                    761,836
   Accounts payable                                                                   2,440,799                  1,459,169
   Accrued expenses                                                                   1,663,459                  1,072,400
   Accrued salaries                                                                     388,769                    307,919
   Deferred gain on sale                                                              1,044,851                          -
                                                                                  --------------             --------------
       Total current liabilities                                                      9,223,897                  8,341,180

Long term debt:
   Long term notes payable                                                               93,215                    163,553
   Convertible notes payable less discount of $50,054                                         -                     49,946
                                                                                  --------------             --------------
       Total liabilities                                                              9,317,112                  8,554,679

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series B convertible; 200,000 shares authorized; 149,600 and 149,600
     issued and outstanding                                                               1,496                      1,496
   Series C convertible; 20,000 authorized; 332 and 832 issued and outstanding                3                          8
   Series D convertible; 40 authorized; 28 and 38 issued and outstanding                      -                          -
   Series F convertible; 500,000 authorized; 132 and 169 issued and outstanding               1                          2
   Series G convertible; 6 shares authorized; 2 and 2 issued and outstanding                  -                          -
   Series H convertible; 1,600 authorized; 70 and 70 issued and outstanding                   1                          1
   Series I convertible; 100,000 authorized; 100,000 and 100,000
     issued and outstanding                                                               1,000                      1,000
   Series J convertible; 80 authorized; 2 and 0 issued and outstanding                        -                          -
   Series Y convertible; 87,000 authorized; authorized; 87,000 and 87,000
     issued and outstanding                                                                 870                        870
Common stock, $.001 par value; 750,000,000 shares authorized; 289,769,389 and
  149,857,393 issued; and 257,769,389 and 149,857,393 outstanding                       289,770                    149,858
Additional paid-in capital                                                           32,933,980                 28,537,314
 Treasury stock, $.001 par value; 32,000,000 and 0 shares issued                        (32,000)                         -
Accumulated deficit                                                                 (37,008,323)               (31,479,321)
                                                                                  --------------             --------------

       Total stockholders' deficit                                                   (3,813,202)                (2,788,772)
                                                                                  --------------             --------------

Total liabilities and stockholders' deficit                                       $   5,503,910              $   5,765,907
                                                                                  ==============             ==============

             See notes to audited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           For the Years Ended
                                                                                                  June 30,
                                                                             ----------------------------------------------
                                                                                   2008                           2007
                                                                             ----------------               ---------------
Revenue:
Freight transportation                                                       $    27,065,202                $   22,671,097
Other revenues                                                                        94,522                        35,557
                                                                             ----------------               ---------------

       Total revenue                                                              27,159,724                    22,706,654

Operating expenses:
   Freight transportation                                                         24,642,517                    20,758,010
   Selling, general and administrative:
        Salaries, benefits and consulting fees                                     2,850,015                     3,762,679
        Impairment expense                                                                 -                       337,408
        Other selling, general and administrative                                  2,138,903                     2,106,645
                                                                             ----------------               ---------------

       Total operating expenses                                                   29,631,435                    26,964,742
                                                                             ----------------               ---------------

       Loss from operations                                                       (2,471,711)                   (4,258,088)
                                                                             ----------------               ---------------
Other expense:
   Loss on asset disposal                                                                  -                       (23,649)
   Forgiveness of debt                                                                     -                       (97,384)
   Gain on settlement of debt                                                              -                        81,777
   Gain on sale                                                                      289,705                             -
   Interest income                                                                    43,980                         4,400
   Interest expense, net                                                          (3,254,403)                   (2,432,922)
   Other income (expense)                                                            (55,773)                      (22,084)
                                                                             ----------------               ---------------

       Total other expense                                                        (2,976,491)                   (2,489,862)
                                                                             ----------------               ---------------

Net loss                                                                     $    (5,448,202)               $   (6,747,950)
                                                                             ================               ===============

Preferred stock dividend                                                             (80,800)                            -
                                                                             ----------------               ---------------

Net loss available to common shareholders                                    $    (5,529,002)               $   (6,747,950)
                                                                             ================               ===============

Loss per share-basic and diluted                                             $         (0.03)               $        (0.06)
                                                                             ================               ===============

Weighted average shares outstanding
      - basic and diluted                                                        219,515,608                   120,218,735
                                                                             ================               ===============

             See notes to audited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007





                                   LEFT BLANK

                   To be included and filed in an amendment.

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Years Ended
                                                                                                     June 30,
                                                                                         2008                     2007
                                                                                     ------------             -------------
Cash flows from operating activities:
   Net loss                                                                          $ (5,448,202)             $ (6,747,950)
  Non- cash adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                      185,430                   132,864
        Bad debt expense                                                                  193,393                   101,808
        Amortization of software development costs                                         42,072                    54,092
        Amortization of intangible asset                                                    9,186                    75,017
        Amortization of deferred compensation                                              59,060                   368,292
        Amortization of deferred financing costs                                           27,778                    72,947
        Amortization of discount on notes payable                                         357,375                 1,309,586
        Impairment of intangible assets                                                        --                   337,408
        Loss on asset disposal                                                                 --                    23,649
        Loss on settlement of debt                                                         45,773                    97,384
        Gain on settlement of debt                                                             --                   (48,500)
        Gain on sale                                                                     (289,705)                       --
        Interest income in connection with the payment of Rentar common stock             (11,644)                       --
        Fair value of stock options issued for services                                 1,116,490                 1,157,270
        Issuance of stock warrants for services                                           165,732                   148,035
        Interest expense in connection with the sale of accounts receivable                37,128                        --
        Interest expense in connection with the conversion of notes payable
           into preferred stock                                                           140,361                   480,528
        Interest expense in connection with the assignment of convertible notes           703,397                        --
        Interest expense in connection with notes payable                                 305,000                        --
        Interest expense in connection with the line of credit                             89,359                        --
        Issuance of common stock for services, interest and litigation settlements             --                    12,949
        Issuance of common stock and warrants for interest and debt settlements           658,789                        --
        Released of preferred stock in escrow as interest expense
            in connection with a note payable                                             180,000                        --
        Issuance of common stock for services                                              85,100                        --
        Changes in operating assets and liabilities:
            Decrease in restricted cash                                                   (10,363)                   54,646
            Decrease (increase) in accounts receivable                                 (1,123,365)                  637,879
            Increase in other receivable                                                 (122,280)                   (6,838)
            (Increase) decrease in prepaid expenses                                       (37,934)                   36,172
            Decrease in other assets                                                       20,210                   264,068
           (Decrease) increase in accounts payable and accrued expenses                 1,839,575                   (19,761)
                                                                                     ------------              ------------

               Net cash used in operating activities                                     (782,285)               (1,458,455)
                                                                                     ------------              ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (168,492)                  (96,445)
   Collection on other receivables                                                        176,730                        --
   Capitalized costs of software development                                             (250,522)                 (311,020)
                                                                                     ------------              ------------

               Net cash used in investing activities                                     (242,284)                 (407,465)
                                                                                     ------------              ------------
Cash flows from financing activities:
   Proceeds from convertible promissory notes                                             760,000                   465,000
   Repayments of convertible promissory notes                                          (1,800,000)                 (525,000)
   Proceeds from promissory notes                                                         (12,500)                  646,000
   Repayments of loans payable                                                            (56,925)                  (56,925)
   Proceeds from notes payable and loans payable                                        1,725,000                    43,992
   Proceeds from exercise of stock options                                                     --                    12,500
   Proceeds from line of credit                                                        11,189,417                        --
   Repayments of notes payable and promissory notes                                      (124,037)                  (19,458)
   Repayments of line of credit                                                       (10,628,003)                 (150,451)
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0, respectively                                                                  5,000                 1,466,000
                                                                                     ------------              ------------

               Net cash provided by financing activities                                1,057,952                 1,881,658
                                                                                     ------------              ------------

               Net decrease in cash and cash equivalents                                   33,383                    15,738

Cash and cash equivalents, beginning of year                                         $     44,156              $     28,418
                                                                                     ------------              ------------

Cash and cash equivalents, end of year                                               $     77,539              $     44,156
                                                                                     ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

   Cash paid for:
      Interest                                                                       $    313,448              $    368,703
                                                                                     ============              ============
      Income taxes                                                                   $         --              $         --
                                                                                     ============              ============

   Non-cash investing and financing activities:
      Conversion of notes and accrued interest to common stock                       $  1,221,208              $  1,039,182
                                                                                     ============              ============
      Conversion of notes and accrued interest to preferred stock                    $    133,457              $  1,351,686
                                                                                     ============              ============
      Common stock issued for accrued expenses                                       $     73,179              $     87,800
                                                                                     ============              ============
      Issuance of stock warrants for license rights                                  $         --              $    393,097
                                                                                     ============              ============
      Issuance of stock warrants issued in connection with
         a severance agreement                                                       $         --              $    534,600
                                                                                     ============              ============
      Issuance of notes payable for acquisition of equipment                         $         --              $    352,300
                                                                                     ============              ============
      Warrants issued for accounts payable                                           $    132,131              $         --
                                                                                     ============              ============

             See notes to audited consolidated financial statements

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

NuState Energy Holdings, Inc. is a holding company that owns 100% of Commodity Express Transportation, Inc. (CXT), a provider of truck transportation and third party logistics services, and 49% of Rentar Logic, Inc., a privately-held Delaware company that develops and markets fuel management systems and various other telematics applications for commercial vehicle fleets and distributes a proprietary pre-combustion fuel catalyst that reduces fuel consumption and harmful exhaust emissions for a variety of diesel engines.

Currently, the operations of CXT represent the Company's primary business in terms of revenue, assets and personnel. CXT was acquired in an asset purchase transaction in March 2005 by CXT, a Delaware corporation formed in March 2002 and wholly-owned subsidiary of Fittipaldi Carriers, Inc., a Florida corporation and wholly-owned subsidiary of the Company formed in February 2005. See Note 5 - "Intangible Assets" for further details. CXT, based in Columbia, South Carolina, presently serves the southeastern United States as both a freight carrier and a freight broker, through a wholly-owned subsidiary of CXT, Commodity Express Brokerage, Inc., a Florida corporation formed on March 3, 2005. It is fully licensed by the U.S. Department of Transportation.

Also, on March 21, 2005, Power2Ship Intermodal, Inc. ("P2SI"), a wholly owned subsidiary of CXT formed as a Delaware corporation on March 21, 2002, acquired certain assets and liabilities representing the business of GFC, Inc. P2SI was a New Jersey based company in the business of motor carriage specializing in intermodal drayage transportation services. The operations of P2SI ceased effective June 30, 2006. See Note 5 - "Intangible Assets" for further details.

The Company sold all its intellectual properties and software developed for the worldwide transportation and security industries to Rentar Logic in April 2008. See Note 4 - "Receivables - Affiliates and Other" for further details of this transaction. The assets acquired in the sale included its patent and trademarks as well as numerous web-based applications that provide pertinent, real-time information to customers. These applications rely on telematics to collect various vehicle and container-based data and integrate it with information gathered from various disparate legacy systems across the supply chain. The data is then synthesized and reformatted into valuable, actionable information, and delivered to appropriate end-users across the logistics value chain through secure web-based applications. Among the many capabilities of these telematics solutions are on-demand live diagnostics, two-way communication, temperature alerts, electronic fuel tax payment, inventory/asset visibility, secure trucking and matching of available freight with available trucks. Also, included in the sale to Rentar Logic was a proprietary software application that provides critical information that may be used to validate nearly any products designed to improve fuel efficiency or reduce harmful gas emissions more accurately and quickly than any other method. At the same time, this software application may be used as a fuel management tool to provide real-time information, such as vehicle speeds, idling times, out-of-route notifications, and unauthorized use, which translates to significant fuel savings. No assurances can be given as to when, if ever, the Company will be able to record any profit or receive any dividends from its 49% ownership of Rentar Logic.

The accompanying audited financial statements for the period ended June 30, 2008 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-K. The Company has experienced losses and negative cash flows from operations since its inception. During fiscal years 2008 and 2007, the Company incurred net losses available to common shareholders of $5,529,002 and $6,747,950, respectively and, for the same periods, had negative cash flows from operations of $782,285 and $1,458,455, respectively. Also, the report of the Company's independent registered public accounting firm on its financial statements for fiscal year 2008 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations, much of which is past due, or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Significant estimates during fiscal year 2008 and 2007 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings and the valuation and related amortization of software development costs and intangible assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 63.

Cash and Cash Equivalents
-------------------------
The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
Management estimates the amount of required allowances for potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. The allowance for doubtful accounts at June 30, 2008 and 2007 was $308,483 and $199,095, respectively.

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

Income Taxes
------------
Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized. The Company has recorded a full valuation allowance against the deferred tax asset relating to its net operating loss carryforwards.

Revenue Recognition
-------------------
The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the reported revenue of the
Company:

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

Loss Per Common Share
---------------------
Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. Potential common shares included in the computation are not presented in the consolidated financial statements, as their effect would be anti-dilutive. The Company had 243,077,159 and 271,822,306 outstanding options, warrants and shares issuable upon conversion of outstanding debt and preferred stock as of June 30, 2008 and 2007, respectively, which it did not use in computing its diluted loss per share because the Company had net losses for the periods presented in its financial statements and the inclusion of these securities would have been anti-dilutive.

Stock-Based Compensation
------------------------
The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $1,116,490 and $1,157,270 in additional compensation expense during the years ended June 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, notes payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. During fiscal year 2007, the Company recorded an impairment expense of $337,408 to recognize management's assessment that there was no continuing value associated with its License Agreement with EF Marketing, LLC and Emerson Fittipaldi. At June 30, 2008, the Company had no assets which were considered to be impaired.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 per account per institution. At June 30, 2008, the Company's cash balances did not exceed the insurable limit although at various times during fiscal year 2008 the Company may have had cash balances in excess of the insurable limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. In October 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at June 30, 2008. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

Recent accounting pronouncements
--------------------------------
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 179 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. FAS 179 was incorporated in the Company's financial statements issued in 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company currently is assessing the impact, if any, that the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - CONCENTRATIONS

During the fiscal year ended June 30, 2008, two customers accounted for $17,807,250 or approximately 65.6% of the Company's revenue and those same two customers accounted for $758,698 or approximately 44.7% of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2008. During the fiscal year ended June 30, 2007, one customer accounted for $14,050,765 or approximately 61.9% of the Company's revenue and the same customer accounted for $321,069 or approximately 15.8% of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2007. During these periods, no other customers accounted for more than 10% of revenue or accounts receivable.

NOTE 4 - RECEIVABLES - AFFILIATES AND OTHER

The Company sold its intellectual properties, including its capitalized software, to Rentar Logic on April 10, 2008 in consideration for a $3,000,000 payment obligation by Rentar Logic, secured by escrowed shares of common stock of Rentar Logic's parent company, Rentar Environmental Solutions, valued at $3,000,000, and 49% of the common stock of Rentar Logic. As of June 30, 2008, the Company had decreased the receivable due from Rentar Logic by $658,992 to $2,341,008 as a result of Rentar Environmental Solutions paying, on behalf of Rentar Logic, $208,992 of the Company's accrued and operating expenses and issuing 50,000 shares of its common stock to repay $250,000 of the Company's 16% promissory notes.

On the sale date, the Company recorded a deferred gain on sale of $1,334,556 due to there not being any specific payment dates or amounts related to Rentar Logic's $3,000,000 payment obligation. This deferred gain was calculated by subtracting the net book value of the Company's capitalized software of $1,498,904 from the present value of the estimated payment dates or amounts related to Rentar Logic's $3,000,000 payment obligation using a discount rate of 10% which came to $2,833,460. The Company recorded a gain on asset sales of $289,705 reducing the deferred gain on asset sales to $1,044,851. This gain was calculated by multiplying the total deferred gain on sale by the percentage of the discounted purchase price paid on behalf of Rentar Logic by its parent company from the sale date until June 30, 2008.

As of June 30, 2008, $243,654 was due from Transport Clearing East, the finance company CXT used to factor its accounts receivable, consisting of a reserve equal to approximately 10% of the total invoices purchased by Transport Clearing East as required by the factoring arrangement and CXT accounts receivables purchased in the last few days of June 2008 for which payment had not yet been received.

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

In March 2005, the Company allocated $89,874 of the purchase price for certain assets of Commodity Express Transportation, Inc. to intangible assets that are being amortized over their estimated useful lives of 5 years. In March 2006, the Company determined that the net realizable value of the intangible assets of Commodity Express Transportation, Inc. should be reduced to $45,925 and recorded $43,949 of impairments to intangible assets. As of June 30, 2008, the net book value of these intangible assets was $14,305.

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

The Company recorded amortization expense for all intangible assets for the years ended June 30, 2008 and 2007 of $9,015 and $75,017, respectively. At June 30, 2008, future amortization expense for the remaining intangible assets was as follows:

                                             Fiscal Year
                                             -----------
                                                2009             $  9,184
                                                2010                5,121
                                                                 --------
                                                                 $ 14,305
                                                                 ========

Since fiscal year 2003, the Company had capitalized a total of $1,748,408 of its software development costs. The accumulated amortization taken on this software through June 30, 2008 was $249,504 leaving a net book value of $1,498,904 of software development costs. The Company sold its intellectual properties, including its capitalized software, to Rentar Logic on April 10, 2008 and recorded a deferred gain on sale of $1,334,556. See Note 4 - "Receivables - Affiliates and Other" for further details about this transaction.

During fiscal years 2008 and 2007, the Company recorded amortization expense on its capitalized software development of $42,072 and $54,093, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective January 1, 2007, the Company commenced a two-year employment agreement with Orin Neiman to be the Chief Executive Officer of Fittipaldi Carriers, Inc., the parent company of Commodity Express Transportation. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Neiman elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Neiman receives a base salary of $120,000 per year, was granted a five-year, fully vested stock option to purchase 6,000,000 shares of common stock for $0.025 per share and agreed to the cancellation of all stock options and warrants previously granted to him or to Carriers Consolidation, Inc., his consulting company. The accrued salary for Mr. Neiman as of June 30, 2008 was $40,869.

Effective November 16, 2006, the Company commenced a two-year employment agreement with Frank P. Reilly to be its Executive Vice President, Strategy and Market Development. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Reilly elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Reilly receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and will receive a signing bonus of $20,000 upon the Company achieving a certain level of funding. In April 2007, Mr. Reilly was elected to the Company's Board of Directors and, in June 2007, became its Chief Executive Officer. The accrued salary for Mr. Reilly as of June 30, 2008 was $183,350. See Note 14 - "Subsequent Events" for details of a new employment agreement enter into with Mr. Reilly during fiscal year 2009.

In September 2006, Richard Hersh, the Chairman of the Company's board of directors, resigned as Chief Executive Officer of the Company and entered into a Separation and Severance Agreement. Pursuant to this agreement, all of Mr. Hersh's outstanding options were cancelled, including options to purchase an aggregate of 6,182,642 shares of the Company's common stock exercisable at prices ranging from $0.25 to $0.38 per share and an option to purchase 10% of the common stock of the Company's subsidiary Commodity Express Transportation, Inc. for $60,000, a convertible promissory note from the Company to him with a principal balance of $115,000 and accrued interest of $32,241 was forgiven, $313,201 in accrued compensation to him was written off, and he settled any other claims with, or obligations by, the Company, in consideration for $20,000 and a five-year warrant to purchase 11,000,000 shares of common stock for $0.025 per share.

Upon Mr. Hersh's resignation, he entered into a five-year consulting agreement with the Company to advise the Company's management and board of directors on various business matters including identifying and introducing the Company to prospective investors, lenders, strategic partners, acquisition and merger candidates and joint venture partners. The agreement provided for a monthly consulting fee of $10,000. In January 2008, this consulting agreement was amended to increase the monthly consulting fee to $12,500 and extended its term to the five-year anniversary of the date of the amendment.

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

Pursuant to our agreement to acquire certain assets and liabilities of Commodity Express Transportation, Inc. in March 2005, we entered into an employment agreement with William A. Stokes, the former President of CXT and the founder and previous President and owner of the company from which we acquired CXT (see
Note 11 - "Employment Agreements"). In addition, we entered into several other agreements with entities affiliated with Mr. Stokes including:

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

     - an agreement that engages CXT as the exclusive carrier for Mr. Stokes' freight brokerage company. The agreement was to terminate the earlier of March 20, 2010 or when the agreement between Mr. Stokes' company and Amcor was no longer effective. The compensation for this agreement is a percentage of the revenue CXT derives from Amcor.

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             June 30, 2008    June 30, 2007    Estimated Useful Life
                                             -------------    -------------    ---------------------
                                                                                    (in years)
    Computer hardware and software               $ 179,321        $ 179,321              5
    Vehicle                                         21,694           21,694              5
    Machinery and equipment                        920,211          765,219           3 to 5
    Furniture and fixtures                          99,484           88,826              7
    Leasehold improvements                           5,870            3,028              4
                                                 ---------        ---------
                                                 1,226,580        1,058,088
    Accumulated Depreciation                      (568,371)        (382,941)
                                                 ---------        ---------
    Net Fixed Assets                             $ 658,209        $ 675,147
                                                 =========        =========

Depreciation expense was $185,430 and $132,864 for fiscal years 2008 and 2007, respectively.

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of June 30, 2008, the Company's revolving line of credit with Branch Banking and Trust Company had been terminated by the Company as it switched to factoring its accounts receivable with Transport Clearing East. Under this factoring arrangement, CXT may sell its eligible accounts receivable to Transport Clearing East for approximately 98.6% of the gross invoice amount with full recourse to CXT. Transport Clearing East maintains a reserve of CXT funds which the Company records as other receivables (see Note 4 - "Receivable - Affiliates and Other").

As of June 30, 2008, the Company had short term notes payable of $2,032,972 which consisted of:

     - $1,250,000 of a 16% secured promissory note with an original due date of February 8, 2008 issued to one investor. Upon funding in May 2007, the investor was assigned $400,000 principal amount of an amended version of the Company's 5% Series B secured convertible debentures that was recorded as $400,000 of interest expense. The investor immediately converted the debenture into 16,000,000 shares of common stock at $0.025 per share. The note originally was secured by a primary or secondary lien on the Company's assets excluding those assets owned by its subsidiary Fittipaldi Carriers, Inc. and 100,000 shares of Series I preferred stock convertible into 50,000,000 shares of the Company's common stock held in escrow. The financing agreement with the investor specifies that 50,000 shares of the Series I preferred stock were to be released to the Company from escrow upon issuance of the 16,000,000 shares underlying the Series B debentures although, as of the date of filing this Form 10-KSB, none of the Series I preferred shares have been released to the Company. The remaining 50,000 shares of Series I preferred stock were to be released to the Company upon full repayment of the note and accrued interest within 15 days of its original maturity date or, if not repaid by then, 5,000 shares are to be released to the investor commencing 15 days after the maturity date and on each of the next nine monthly anniversary dates thereafter as long as the note and accrued interest have not been repaid in full by such dates. During the year ended June 30, 2008, 25,000 shares of the Series I preferred shares, convertible into 12,500,000 shares of common stock, were released to the investor and recorded as $180,000 of interest expense. The note and accrued interest were not repaid when due and from February 8, 2008 until March 17, 2008 the interest rate increased to 32%. On March 19, 2008, the investor agreed to extend the maturity date of the note, and accrued interest thereon, until September 18, 2008 and its interest rate was increased to 25%.

     - $300,000 owed to Transport Clearing East which is recorded as a note payable due to Transport Clearing East having full recourse to CXT for any accounts receivable purchased from CXT;

     - $208,241 of 16% secured promissory notes due January 15, 2008 issued to three investors. These investors also were assigned an aggregate of $160,000 principal amount of an amended version of 5% Series B secured convertible debentures which were recorded as $160,000 of interest expense. These investors immediately converted the debentures into 6,400,000 shares of common stock at $0.025 per share. These notes were not repaid by their maturity date.

     - $125,000 of 16% unsecured promissory notes due March 4, 2008 issued to one investor. The investor also received 5,000,000 shares of common stock that were recorded as $140,000 of interest expense. The note and accrued interest were not paid when due and, on March 24, 2008, the investor agreed to extend the maturity date of the note, and accrued interest thereon, until September 4, 2008.

     -   $37,500 of 8% unsecured short-term promissory notes to two investors;

     - $31,500 owed to GFC, Inc., the seller of the business which became Power2Ship Intermodal, Inc. In March 2006, the Company entered into a Settlement Agreement and Mutual Release with the parties that sold it the business. The Company issued the seller 300,000 shares of its common stock valued at $38,700 and agreed to pay the seller a total of $36,000 over two years, $1,500 per month, in full settlement of the outstanding balance of the purchase price. The Company made the first three of these monthly payments and has not made any further payments since May 2006. On February 27, 2008, GFC, Inc. filed a lawsuit in the Supreme Court of New York, New York County (Case No. 600582/08) naming as defendants Power2Ship, Inc., Power2Ship Intermodal, Inc. and Fittipaldi Logistics, Inc. The complaint listed several causes of action with the most material being that the Company breached the Asset Purchase Agreement it entered into in February 2005 with GFC, Inc. by failing to pay $200,000 and breached the Settlement Agreement and Mutual General Release it entered into in February 2006 with GFC, Inc. by not paying $33,000. The Company believes it has substantial defenses and counterclaims against GFC, Inc. The due date for submitting its answer has been delayed while the parties work in good faith toward a settlement;

     - $80,731 which is the short-term portion of three secured promissory notes issued by CXT in fiscal year 2007 related to the purchase of twelve used trucks. Two of these notes have interest rates of approximately 11%, are being repaid in 42 equal monthly payments totaling $6,880 including interest and have maturity dates in the first and second quarters of fiscal year 2011. The third note has a variable interest rate equal to the prime rate plus 1% and is being repaid in 17 equal monthly payments of $2,787 with a final payment of all remaining principal and accrued interest due on December 5, 2008. As of June 30,

         2008, the outstanding balance of these notes was $173,946 of which $93,215 was recorded as long term notes payable.

If the Company receives a notice of non-compliance and potential default from any holder of past due notes, the Company would have an obligation to rectify or otherwise receive a waiver from the holder. While the Company had not received any such notices as of June 30, 2008, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debt holder(s). Any default could accelerate the Company's obligations to repay all debt holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we were unable to satisfy these obligations, then the holders with security interests in certain of our assets could seek to foreclose on these assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. See Note 14 - "Subsequent Events" for further details.

As of June 30, 2008, the Company had convertible notes payable of $1,653,047, net of discounts on notes payable of $32,111, which consisted of:

     - $572,500 of 14.25% secured convertible debentures held by 22 investors which were past due. These debentures are secured by a first priority lien on all of the Company's assets. The conversion price for $512,500 of these debentures is approximately $0.267 per share and the conversion price for $60,000 of these debentures is $0.025 per share.

     - $80,784, net of $16,667 of discounts on notes payable, of 16% secured convertible promissory notes which were past due to two investors in consideration for the investors' exchange of $97,451 of unsecured promissory notes and accrued interest thereon. One note, for $50,000 and accrued interest thereon, is convertible into common stock at $0.015 per share and, commencing May 31, 2008, is subject to a penalty of 200,000 shares of common stock at the end of each month until the note and accrued interest thereon are fully repaid. Penalties of 400,000 shares valued at $5,600 were accrued as of June 30, 2008. The other note for $47,451 and accrued interest thereon is convertible into common stock at $0.025 per share. Both notes are secured by a lien on the Company's assets excluding the assets of Fittipaldi Carriers, Inc. and its subsidiaries.

     - $201,397 of Series B secured convertible debentures, as amended, held by two investors which were past due. These debentures are secured by a first priority lien on all of the Company's assets. The debentures were amended upon their issuance to these investors to increase the interest rate to 16%, extend the maturity date to January 15, 2008, fix the conversion price at $0.025 per share and provide the Company with a right of redemption at any time without penalty subject to the investors' conversion rights.

     - $428,810 of 14.25% unsecured convertible debentures held by two investors. The debenture for $200,000, which was past due, has a conversion price of $0.01 per share. Upon making the loan, the holder of this debenture received 2,000,000 shares of common stock valued at $30,000 and a three-year warrant to purchase 2,000,000 shares of common stock for $0.02 per share valued at $15,000. The other debenture for $228, 810 has a conversion price of $0.025 per share and a maturity date of March 5, 2009.

     - $94,918, net of a $5,082 remaining balance of the discount on notes payable recorded due to the beneficial conversion provision associated with the issuance of an 8% $100,000 unsecured convertible promissory note to an unaffiliated private company. The note has a maturity date of September 27, 2008, provides the lender with the right to convert principal and accrued interest into shares of the Company's common stock at $0.025 per share, provides the Company with a right of redemption to prepay the note and accrued interest at any time without penalty subject to lender's conversion right, provides the lender with a right of first refusal to purchase CXT on the same terms and conditions as may be offered by any other party. The conversion price resulted in a beneficial conversion provision due to the conversion being less than the market price of the common stock at the time of the issuance which was recorded as additional interest expense of $20,000 that is being amortized over the term of the note.

     - $175,000 of 8% unsecured convertible promissory notes, and accrued interest thereon, which is past due. The conversion price for this note is $0.25 per share. The note holder has notified the Company in writing that it is seeking to accelerate full repayment of the note and accrued interest and, if not repaid, may pursue all available remedies. This acceleration request and certain actions that may be taken by the note holder may result in acceleration of other Company obligations to other parties. We are seeking to negotiate a settlement with the note holder but cannot assure you that we will be able to do so and, may not be in a position to arrange alternative financing to satisfy this note and obligations to other parties that may become accelerated.

     - $92,803, net of a $7,197 remaining balance of the discount on notes payable recorded due to the beneficial conversion provision associated with $100,000 of a Series D 8% unsecured convertible debenture with a conversion price of $0.02 per share.

     - $6,833, net of a $3,167 remaining balance of the discount on notes payable recorded due to the beneficial conversion provision associated with a $10,000 convertible debenture having a conversion price equal to a 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date and a warrant to purchase 200,000 shares of common stock at $0.03 per share.

If the Company receives notice of noncompliance and potential default from any holder of these convertible notes and debentures, the Company would have an obligation to rectify or otherwise receive a waiver from the holder. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the note holder. Any default could accelerate the Company's obligations to repay all note holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we were unable to satisfy these obligations, then the secured holders could seek to foreclose on a portion of our primary assets. If these holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. See Note 14
- "Subsequent Events" for further details.

During the fiscal year ended June 30, 2008, the Company recognized debt discounts of $337,933 related to issuances of convertible notes payable and assignments of Series B secured convertible debentures during the period. Amortization of debt discounts, recorded as interest expense, was $314,518 during the fiscal year ended June 30, 2008.

As of June 30, 2008, the Company had long term debt of $108,993 from two promissory notes issued by CXT in January and March 2007 for $154,518 and $134,442, respectively, secured by seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of June 30, 2008, the outstanding balance of these notes was $173,946 of which $64,953 was recorded as short-term notes payable.

As of June 30, 2007, the balance on CXT's revolving line of credit with Branch Banking and Trust Company was $761,836. This asset-based line of credit permits CXT to borrow 85% of eligible accounts receivable up to a maximum of $3,000,000. The variable interest rate on the outstanding balance equals the bank's prime rate plus 1%. The line of credit expired on October 25, 2007.

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

     - $1,750,000 of the Company's Series B 5% secured convertible debentures, after the sole holder converted $150,000 of these debentures during fiscal year 2007 into 4,166,245 shares of common stock. These debentures were not repaid when due in June and September 2006. In January 2007, the Company entered into an agreement pursuant to which the debenture holder agreed not to exercise its rights of conversion under, or accrue further interest on, the debentures until June 30, 2007, subject to the Company paying the outstanding balance of $350,000 of its 14.25% secured convertible debentures held by the debenture holder over a four month period commencing February 1, 2007 and, thereafter, paying the debenture holder a lump sum of $2,000,000 and issuing the debenture holder 13,000,000 shares of its common stock by June 30, 2007. The Company made the required payments in February through May 2007 totaling $240,000 and in June 2007 entered into a supplement to its agreement with the debenture holder pursuant to which it agreed to make a final payment of $1,800,000 and grant the holder a warrant to purchase 5,000,000 shares of common stock for $0.03 per share that expires in July 2011, in addition to issuing the holder 13,000,000 shares of common stock, in full settlement of all obligations to this debenture holder (see Note 14 - Subsequent Events).

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

NOTE 9 - ACCRUED EXPENSES

As of June 30, 2008, the Company's accrued expenses consisted of:

            Corporate:
                       Interest                         $    676,330
                       Consulting                            319,847
                       Professional fees                     211,284
                       Other                                 123,416
                                                        ------------
                                  Corporate Subtotal       1,330,877

            CXT:
                       Compensation                          110,286
                       Settlements for owner-operators       110,006
                       Escrow accounts and reserves           84,041
                       Other                                  50,799
                                                        ------------
                                  CXT Subtotal               355,132
                                                        ------------

            Total accrued expenses                      $  1,686,009
                                                        ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

Commodity Express Transportation, Inc. leases tractors and trailers under operating leases with terms ranging from two to ten years. At June 30, 2008, minimum future lease commitments were as follows:

                 Fiscal Year
                 -----------
                    2009                                    $1,779,758
                    2010                                     1,069,345
                    2011                                       627,807
                    2012                                       517,009
                                                            ----------
                                                            $3,993,919
                                                            ==========

Commodity Express Transportation also leased space in three facilities pursuant to operating leases that expire as follows: an office and terminal facility in West Columbia, South Carolina ending in March 2010; a warehouse in Blythewood, South Carolina ending in October 2008; and a terminal in Chattanooga, Tennessee ending in August 2011. At June 30, 2008, minimum future payments associated with these leases were as follows:

        Fiscal Years
        ------------
            2009                  $  180,960
            2010                      36,414
                                  ----------
                                  $  217,374
                                  ==========

For fiscal years 2008 and 2007, rent expense was $297,454 and $313,599, respectively.

The Company leases office space in Boca Raton, Florida under a two-year operating lease terminating at the end of December 2008. At June 30, 2008, the minimum future payments associated with this lease in fiscal year 2009 was $24,086. For fiscal years 2008 and 2007, rent expense was $66,477 and $117,735, respectively.

NOTE 11 - EMPLOYMENT AGREEMENTS

Effective November 16, 2006, the Company commenced a two-year employment agreement with Frank P. Reilly to be its Executive Vice President, Strategy and Market Development. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Reilly elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Reilly receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and will receive a signing bonus of $20,000 upon the Company achieving a certain level of funding. In April 2007, Mr. Reilly was elected to the Company's Board of Directors and, in June 2007, became its Chief Executive Officer. See Note 14 - "Subsequent Events" for subsequent employment agreement entered into with Mr. Reilly.

Effective January 1, 2007, the Company commenced a two-year employment agreement with Orin Neiman to be the Chief Executive Officer of Fittipaldi Carriers, Inc. The term of employment may be automatically renewed for successive one year terms beginning on the two-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Neiman elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Neiman receives a base salary of $120,000 per year, was granted a fully vested option to purchase 6,000,000 shares of common stock for $0.025 per share that expires in five years and agreed to the cancellation of all stock options and warrants previously granted to him and to Carriers Consolidation, Inc., his consulting company.

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

Effective March 21, 2005, the Company commenced a one-year employment agreement with William A. Stokes to be the President of CXT. The agreement was extended for two additional one-year periods and then terminated March 21, 2008. Mr. Stokes received a base salary of $150,000 per year, a bonus equal to 0.25% of the gross revenue that Mr. Stokes is responsible for generating from Amcor other than to and from its South Carolina facility, and a $600 per month automobile allowance.

At June 30, 2008, the aggregate future commitments pursuant to these employment agreements is $142,500 through the end of their respective initial employment terms and, if renewed, an additional $247,500 during fiscal year 2009 and $390,000 per fiscal year thereafter.

NOTE 12 - INCOME TAXES

The Company had available at June 30, 2008, operating loss carryforwards for federal and state taxes of approximately $24,850,000, which could be applied against taxable income in subsequent years through 2028. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2008 and 2007:

                                                                     Year Ended        Year Ended
                                                                   June 30, 2008      June 30, 2007
                                                                 ----------------   -----------------
Tax benefit computed at "expected" statutory rate - 35%          $      1,899,000   $       2,362,000
State income taxes, net of benefit - 4%                                   217,000             270,000
Non-deductible non-cash expenses                                       (1,103,000)         (1,522,000)
Effect of changes in expected tax rates                                   (29,000)            514,000
Change in deferred tax asset valuation allowance                         (984,000)         (1,624,000)
                                                                 ----------------   -----------------
Net income tax benefit                                           $              -   $               -
                                                                 ================   =================

Temporary differences that give rise to significant deferred tax assets are as follows:

                                                                     June 30, 2008              June 30, 2007
                                                                     -------------              -------------
        Deferred tax assets:
            Net operating loss carryforward                            $ 9,692,000                $ 8,751,000

            Allowance for doubtful accounts                                120,000                     77,000

        Less:  Valuation allowance                                      (9,812,000)                (8,828,000)
                                                                       -----------                -----------
        Net deferred tax assets                                        $         -                $         -
                                                                       ===========                ===========

NOTE 13 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------
All issued and outstanding shares of the Company's preferred stock has a par value of $0.01 per share and rank prior to any class or series of the Company's common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends.

Series B Convertible Preferred Stock

During fiscal years 2003 and 2004, the Company issued an aggregate of 198,000 shares of Series B convertible preferred stock for $861,000 and the exchange of a $125,000 promissory note and $4,000 of accrued interest thereon. The preferred stock has a stated value of $5.00 per share and no voting rights. Each share is convertible at a price of $0.25 per share into 20 shares of the Company's common stock. In addition, the holders of the preferred stock are entitled to receive annual dividends of 10% payable in cash or shares of the Company's common stock at the option of the Company and received preferred registration rights. Prior to fiscal year 2008, investors had converted 48,400 preferred shares into 968,000 shares of common stock leaving 149,600 preferred shares issued and outstanding which remained the outstanding balance as of June 30, 2008. During fiscal year 2008, the Company issued 2,624,565 shares of common stock as a 10% dividend to the holders of record of the Series B preferred stock as of June 30, 2007 which were recorded at their fair market value of $74,800.

Series C Convertible Preferred Stock

During fiscal year 2004, the Company issued 10,832 shares of its Series C convertible preferred stock for $324,960 less commissions of $30,000. The preferred stock has a stated value of $30.00 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.30 per share into 100 shares of the Company's common stock. In addition, the holders of the preferred stock received warrants to purchase 541,600 shares of common stock exercisable at $1.00 per share for a period of three years and preferred registration rights. Prior to fiscal year 2007, investors had converted 10,000 preferred shares into 1,000,000 shares of common stock. During fiscal year 2008, investors converted 500 preferred shares into 50,000 shares of common stock leaving 332 preferred shares issued and outstanding as of June 30, 2008.

Series D Convertible Preferred Stock

During fiscal year 2007, the Company issued 40 shares of its Series D convertible preferred stock of which 26.4 shares were purchased for $660,000 by 21 investors, 10 shares were issued in exchange for $250,000 of Series D 8% unsecured convertible debentures by three debenture holders, 1.6 shares were issued in exchange for $40,000 of Series C 10% unsecured convertible debentures by two debenture holders and 2 shares were issued in exchange for $50,000 in 10% short-term promissory notes by one investor. The preferred stock has a stated value of $25,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. In addition, the holders of the preferred stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil. Prior to fiscal year 2008, investors converted two preferred shares into 2,000,000 shares of common stock. During fiscal year 2008, investors converted 37 preferred shares into 10,000,000 shares of common stock leaving 28 preferred shares issued and outstanding as of June 30, 2008.

Series F Convertible Preferred Stock

During fiscal year 2007, the Company issued approximately 223.4 shares of its Series F convertible preferred stock for $5,000 per share of which approximately
161.2 shares were purchased for $806,000 from 54 investors, 57 shares were issued upon exchanges of $260,000 of 14.25% secured convertible debentures by six debenture holders and 5.2 shares were issued upon conversion of $26,000 of 10% promissory notes. The exchanges resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $353,807. The preferred stock has a stated value of $5,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. Prior to fiscal year 2008, investors converted approximately 54.9 shares into 10,995,400 shares of common stock. During fiscal year 2008, the Company issued approximately 26.7 shares of its preferred shares upon exchanges of $112,000 of 14.25% secured convertible debentures by five debenture holders and $18,960 of accrued interest thereon, and $2,500 of 8% unsecured promissory note by one note holder which resulted in a beneficial conversion provision of $130,958. Also during fiscal year 2008, investors converted 63.7 shares of preferred stock into 12,740,000 common shares leaving approximately 131.5 preferred shares issued and outstanding as of June 30, 2008.

Investors converted 10 preferred shares into 10,000,000 shares of common stock leaving 28 preferred shares issued and outstanding as of June 30, 2008leaving 169 shares issued and outstanding as of June 30, 2007.

Series G Convertible Preferred Stock

During fiscal year 2007, the Company issued 6 shares of its Series G convertible preferred stock upon the exchange of $150,000 of its 10% short-term promissory notes to three debenture holders. The preferred stock has a stated value of $25,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. In addition, the holders of the preferred stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil. During fiscal year 2007, two stockholders converted four shares into 4,000,000 shares of common stock leaving two shares issued and outstanding as of June 30, 2007 which remained the outstanding balance as of June 30, 2008.

Series H Convertible Preferred Stock

During fiscal year 2007, the Company issued 69.9 shares of its Series H convertible preferred stock upon conversion of $65,000 and accrued interest of $4,898, of its 14.25% convertible debentures to one debenture holder. This conversion resulted in a beneficial conversion provision due to the difference in the conversion price between the debentures, which was approximately $0.27 per share, and the preferred stock, which was $0.025 per share, which was recorded as additional interest expense of $126,721.The preferred stock has a stated value of $1,000 per share, no voting rights, and is not entitled to any dividends. Each share is convertible at a price of $0.025 per share into 1,000,000 shares of the Company's common stock. During fiscal years 2008 and 2007, no shares were converted leaving 69.9 shares issued and outstanding as of June 30, 2008.

Series I Convertible Preferred Stock

During fiscal year 2007, the Company authorized and issued 100,000 shares of its Series I convertible preferred stock that were placed in escrow as collateral for a $1,250,000 16% promissory note issued in May 2007 to one investor. The preferred stock has a stated value of $10.00 per share, no voting rights, and is not entitled to any dividends. Each preferred share is convertible into 500 shares of the Company's common stock. One-half or 50,000 of these preferred shares were to be released from escrow to the Company upon the issuance of 16,000,000 shares of the Company's common stock to the investor. Although the 16,000,000 shares were issued in July 2007, the 50,000 preferred shares have not been released from escrow to the Company. The remainder of the preferred shares were to be released to the Company upon full repayment of the note and interest by the maturity date of February 8, 2008 or, if not repaid by then, 5,000 shares were be released to the investor commencing on the due date and on each monthly anniversary thereafter until the note and accrued interest had been repaid in full. As of June 30, 2008, the promissory note had not been repaid and 25,000 shares of the preferred shares had been released from the escrow account to the investor and recorded as interest expense of $180,000.

Series J Convertible Preferred Stock

During fiscal year 2008, the Company issued 2 shares of its Series J convertible preferred stock for $5,000 to one investor. The preferred stock has a stated value of $2,500 per share, no voting rights, and is not entitled to any dividends. The stated value of each preferred share is convertible into common shares using a conversion price equal to fifty percent of the average closing price of the Company's common stock for the ten trading days immediately preceding the conversion date, although in no instance less than $0.01 per share or greater than $0.03 per share. The discounted conversion price results in a beneficial conversion provision which was recorded as a deemed dividend of $5,000. There were two shares issued and outstanding as of June 30, 2008.

Series Y Convertible Preferred Stock

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

Common Stock
------------
During fiscal year 2008, the Company issued an aggregate of 139,911,996 shares of its common stock consisting of:

      - 51, 939,088 shares issued upon the conversions of an aggregate of $1,202,000 of debentures and promissory notes and $48,018 of accrued interest thereon to nine lenders;

      - 32,000,000 shares issued to Commodity Express Transportation as payment for $450,000 of inter-company account payable owed by the Company to CXT;

      - 13,000,000 shares valued at $390,000 as part of a settlement of all obligations to the holder of $1,750,000 of Series B secured convertible debentures and $110,000 of 14.25% secured convertible debentures and accrued interest thereon;

      - 12,538,345 shares upon the conversion of approximately 62.7 shares of the Company's Series F convertible preferred stock to 17 shareholders;

      - 10,000,000 shares upon the conversion of 10 shares of the Company's Series D convertible preferred stock to seven shareholders;

      - 10,000,000 shares, valued at $234,000 and recorded as interest expense, issued in conjunction with the sale of $375,000 of debentures and promissory notes to three lenders;

      - 4,000,000 shares, valued at $54,000 and recorded as interest expense, issued as a penalty for not repaying a $350,000 16% convertible promissory note to one lender;

      - 3,470,000 shares, valued at $88,400 and recorded as consulting expense, issued to nine consultants for providing various management consulting services;

      - 2,659,653 shares, valued at $75,800 and recorded as preferred stock dividends, issued to the holders of record on June 30, 2007 of the Company's Series B convertible preferred stock;

      - 254,910 shares, valued at $8,833 and recorded as interest expense, issued to one holder of the Company's Series D 8% convertible debenture; and

      - 50,000 shares issued upon the conversion of 500 shares of the Company's Series F convertible preferred stock to one shareholder;

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

      - 10,995,400 shares issued upon conversion of 55.2 shares of its Series F convertible preferred stock by six preferred stockholders;

      - 4,000,000 shares issued upon conversion of four shares of its Series G convertible preferred stock by two preferred stockholders;

      - 2,000,000 shares issued upon conversion of two shares of its Series D convertible preferred stock by one preferred stockholder;

      - 120,000 shares issued upon conversion of 6,000 shares of its Series B convertible preferred stock by three preferred stockholders;

      - 1,462,687 shares issued for payment of dividends to its Series B preferred stockholders amounting to $77,800;

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

The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $1,042,930 and $1,157,270 in additional compensation expense during the years ended June 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

The assumptions used in the Black Scholes option pricing model for calculating the estimated fair values of share-based payment awards were as follows:

                                            June 30, 2008          June 30, 2007
                                            -------------          -------------
Expected volatility                          87% - 172%            197%-211%
Expected term (in years)                     3 to 5                3 to 5
Risk-free interest rate                      1.84%-5.07%           4.39%-4.77%
Expected dividend yield                      0%                    0%

During fiscal year 2008, the Company

      - granted stock options to purchase an aggregate of 14,000,000 shares of common stock to the Company's Chief Executive Officer of which 5,000,000 were exercisable at $0.025 per share and 9,000,000 were exercisable for $0.01 per share. The Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123R and related interpretations. The fair value of these option grants were estimated on their respective dates of grant using the Black-Scholes option-pricing model and recorded as $205,875 of stock-based compensation for the year ended June 30, 2008; and

     -   had stock options to purchase 20,199,080 shares of common stock expire.

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

During the year ended June 30, 2007, options to purchase an aggregate of 4,540,574 shares of common stock expired.

A summary of the stock options as of June 30, 2008 and 2007 and changes during the periods is presented below:

   -------------------------------------------------------------------------------------------------------------------
                                                Year Ended June 30, 2008                 Year Ended June 30, 2007
   -------------------------------------------------------------------------------------------------------------------
                                                                  Weighted
                                             Number of             Average             Number of     Weighted Average
                                              Options          Exercise Price           Options       Exercise Price
   -------------------------------------------------------------------------------------------------------------------
   Balance at beginning of year                 44,749,080      $         0.03         13,600,744    $           0.35
   -------------------------------------------------------------------------------------------------------------------
   Granted                                      14,000,000               0.015         45,150,000               0.025
   -------------------------------------------------------------------------------------------------------------------
   Exercised                                             -                   -                  -                   -
   -------------------------------------------------------------------------------------------------------------------
   Expired                                     (20,199,080)               0.04         (4,540,574)               0.30
   -------------------------------------------------------------------------------------------------------------------
   Cancelled                                             -                   -         (9,461,090)               0.34
   -------------------------------------------------------------------------------------------------------------------
   Balance at end of year                       38,550,000      $         0.02         44,749,080    $           0.03
                                          ============================================================================
   Options exercisable at end of year           38,308,334      $         0.02         38,761,580    $           0.03
                                          ============================================================================
   Weighted average fair value of
   options granted during the year                              $         0.01                       $          0.025
   -------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning stock options outstanding and exercisable at June 30, 2008:

                                  Options Outstanding                                         Options Exercisable
     ------------------------------------------------------------------------------    ----------------------------------
                                                      Weighted
                                                      Average           Weighted                              Weighted
                                                     Remaining           Average                               Average
             Range of             Number            Contractual         Exercise            Number            Exercise
          Exercise Price       Outstanding              Life              Price           Exercisable           Price
          ---------------    -----------------     ---------------     ------------    ------------------    ------------
          $         0.01            9,000,000          4.70 Years      $      0.01             9,000,000     $      0.01
                   0.025           29,450,000          3.51 Years      $     0.025            28,208,341     $     0.025
                    0.38               99,993          0.60 Years             0.31                99,993            0.38
                             -----------------                         ------------    ------------------    ------------
                                   38,549,993                          $      0.02            37,308,334     $      0.02
                             =================                         ============    ==================    ============

Warrants
--------
The Company charged to expense the fair value of the instruments granted for services using the Black-Scholes option-pricing model.

During fiscal year 2008, the Company granted common stock purchase warrants for:

     - 19,650,000 shares exercisable at prices ranging from $0.01 to $0.06 per share expiring three years from their respective grant dates to six vendors and consultants. The warrants were valued utilizing the Black-Scholes options pricing model at $321,067 of which $249,343 was expensed as consulting expenses and legal fees, $35,857 was recorded as stock-based consulting and $35,867 was recorded as deferred compensation to be expensed as consulting expense over the respective terms of the consulting agreements; and

     - 17,200,000 shares exercisable at prices ranging from $0.02 to $0.03 per share expiring three years from their respective grant dates granted to three private lenders in conjunction with the issuance of an aggregate of $260,000 in promissory notes and convertible debentures; the warrants were valued utilizing the Black-Scholes options pricing model and recorded as $17,139 of discounts on notes payable that will be amortized as interest expense over the term of the loans;

     - 400,000 shares of which 200,000 are exercisable at $0.02 per share and 200,000 are exercisable at $0.025 per share expiring three years from their grant date to one investor in conjunction with the issuance of two shares of Series J convertible preferred stock; the warrants were valued utilizing the Black-Scholes options pricing model and recorded as deemed dividends of $3,454;

Also, during the year ended June 30, 2008, warrants to purchase 18,739,019 shares of common stock expired, warrants to purchase 916,667 shares of common stock were cancelled and the Company reduced the exercise price of warrants to purchase an aggregate of 9,469,999 shares of common stock to $0.025 per share. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 102%, risk-free interest rate of 3.71%, no dividend yield, and an expected life of 3 years, and recorded approximately $69,000 as consulting fees during the six months ended December 31, 2007.

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

Stock warrant activity for the years ended June 30, 2008 and 2007 is summarized as follows:

                                                Year Ended June 30, 2008             Year Ended June 30, 2007
                                              -----------------------------        -----------------------------
                                                                    Weighted                           Weighted
                                                                    Average                            Average
                                                 Number of          Exercise         Number of         Exercise
                                                 Warrants             Price          Warrants           Price
                                                 --------             -----          --------           -----
   Balance at beginning of year                  76,566,312     $      0.12         59,912,536     $       .13
   Granted                                       37,250,000            0.02         21,325,000           0.025
   Exercised                                     (3,000,000)          0.025           (500,000)          0.025
   Cancelled                                       (916,667)           0.16           (718,375)            .42
   Expired                                      (18,739,019)           0.12         (3,452,849)            .47
                                                -----------                       ------------
   Balance at end of year                        91,160,626     $      0.05         76,566,312     $      0.12
                                                ===========                       ============


   Warrants exercisable at end of year           90,760,626     $      0.04         75,688,535     $      0.09
                                                ===========                       ============
   Weighted average fair value of
     options granted during the year                            $     0.015                        $     0.025

The following table summarizes information concerning warrants outstanding and exercisable at June 30, 2008:

                            Warrants Outstanding                                       Warrants Exercisable
   -----------------------------------------------------------------------       --------------------------------
                                             Weighted
                                             Average           Weighted                              Weighted
        Range of            Number of       Remaining          Average               Number          Average
     Exercise Price         Warrants      Life in Years     Exercise Price        Exercisable     Exercise Price
     --------------       -----------     -------------     --------------        -----------     --------------
   $ 0.01 -$0.15           89,860,626          2.50             $ 0.04             89,860,626        $  0.04
   $ 0.38 -$0.50            1,000,000          1.67             $ 0.50                600,000        $  0.50
         $ 0.75               300,000          0.67             $ 0.75                300,000        $  0.75
                          -----------                                              ----------
                           91,160,626                                              90,760,626
                          ===========                                              ==========

NOTE 14 - SUBSEQUENT EVENTS

The Company issued 31,683,773 shares of common stock since July 1, 2008 consisting of:

      - 6,110,089 shares issued to a private lender upon conversion of $60,000 of 10% convertible debentures, and $1,101 of accrued interest thereon, at a conversion price of $0.01 per share;

      - 5,493,333 shares issued to an institutional investor upon conversion of $100,000 of 8% Series D convertible debentures and $9,867 of accrued interest thereon, at a conversion price of $0.02 per share;

      - 4,829,370 shares issued to an institutional investor upon conversion of $100,000 of 16% convertible debentures and $20,734 of accrued interest thereon, at a conversion price of $0.025 per share;

      - 3,266,667 shares issued to three investors to re-purchase warrants to purchase an aggregate of 6,533,333 shares of common stock for prices ranging from $0.01 to $0.05 per share;

      - 3,000,000 shares issued to two investors upon conversion of 3 shares of Series D preferred stock, purchased for $25,000 per preferred share, into common stock at $0.025 per share;

     - 2,134,315 shares issued to a private lender upon conversion of $47,451 of 16% secured convertible debentures and $5,907 of accrued interest thereon, at a conversion price of $0.025 per share;

      - 2,000,000 shares issued to an institutional investor upon conversion of 2 shares of Series G preferred stock, purchased for $25,000 per preferred share, into common stock at $0.025 per share;

     - 1,750,000 shares issued to five investors upon their conversion of 7 shares of Series J preferred stock, purchased for $2,500 per preferred share, into common stock at $0.01 per share;

      - 1,250,000 shares issued to a consulting company for services to be performed over one year; the shares were valued at $18,750 and will be recorded as consulting expense ratably over the term of the consulting agreement;

      - 983,333 shares issued to three investors upon exercise of warrants at $0.01 per share;

      - 600,000 shares issued to two investors upon conversion of 3 shares of Series F preferred stock, purchased for $5,000 per preferred share, into common stock at $0.025 per share;

      - 266,666 shares issued to a consultant working for CXT that were valued at $3,726;

Also, since July 1, 2008 the Company:

     - decreased other receivables due from Rentar Logic, through September 30, 2008, by approximately $207,250 as a result of Rentar Environmental Solutions, on behalf of Rentar Logic, paying $54,000 of the Company's payroll expense and issuing 30,650 shares of its common stock valued at $153,250 to repay $131,397, and $21,432 of accrued interest thereon, to two debenture holders stock resulting in a loss on debt settlement of $421; as of September 30, 2008, the other receivables due from Rentar Logic was approximately $2,138,000;

      - issued 7 units to five investors consisting of an aggregate of 7 shares of Series J convertible preferred stock and warrants to purchase 1,400,000 shares of common stock of which 700,000 have an exercise price of $0.02 per share and 700,000 have an exercise price of $0.025 per share for $17,500; the warrants were valued using the Black Scholes option pricing model at $11,680 and, when combined with a beneficial conversion provision due to the conversion price being less than the market price of the common stock at the time of the issuance, resulted in a deemed dividend totaling $14,060;

      - released from escrow 5,000 shares of Series I preferred stock convertible into 2,500,000 shares of common stock to the holder of $1,250,000 secured promissory note as a penalty for not repaying the note when due in February 2008; the Series I preferred shares were valued at $30,000 using the market value of the common stock underlying the preferred stock on the date released and recorded as interest expense;

      - issued four lenders $92,667 of 10% convertible debentures due in March 2009 and convertible into shares of our common stock at the greater of $0.01 per share or 50% of the average closing price of our common stock for the ten trading days immediately preceding the date we receive a notice of conversion from the lender; also, we granted the holders three-year warrants to purchase an aggregate of 9,266,700 shares of our common stock for $0.01 per share that were valued using the Black Scholes Option Pricing Model at more than the principal amount of the debentures and recorded as discounts on notes payable of $92,667 that will be amortized as interest expense over the six-month term of the notes;

      - granted one-year warrants to purchase an aggregate of 2,500,000 shares of common stock for $0.01 per share to three investors valued using the Black Scholes Option Pricing Model at $51,422 which were recorded to consulting expense;

      - reduced the exercise price of options and warrants held by 9 employees, 2 consultants and 1 law firm to purchase an aggregate of 45,843,960 shares of common stock to $0.01 per share valued using the Black Scholes Option Pricing Model at $98,844 which were recorded to stock-based compensation, consulting expense and legal expense;

      - CXT entered into an accounts receivable factoring arrangement with Marquette Transportation Finance that replaced CXT's factoring arrangement with Transport Clearing East; under this arrangement, CXT may sell Marquette up to $3,000,000 of its eligible accounts receivable for approximately 98.6% of their gross invoice amounts; upon closing this transaction, the Company's receivables due from, and obligations owed to, Transport Clearing East were settled; Marquette has recourse to CXT for any accounts receivable it purchases and maintains a reserve of CXT funds equal to approximately 10% of accounts receivable; CXT records this reserve as other receivables;

      - commenced a five-year employment agreement with Frank P. Reilly to be its Chief Executive Officer, Principal Financial and Accounting Officer, President, Treasurer and Secretary. The term of employment is automatically renewed for successive one-year terms beginning on the five-year anniversary of the agreement unless previously terminated according to the termination provisions in the agreement or if the Company or Mr. Reilly elects to terminate the agreement by written notice at least ninety days prior to the expiration of the then-current term of employment. Mr. Reilly is entitled to a signing bonus of $39,643 to compensate him for the $30,000 annual salary increase he should have received upon becoming the Company's Chief Executive Officer on June 6, 2007. The base salary in year one of the term is $150,000 with annual raises of a minimum of 20%. Also, within ten business days of filing each quarterly or annual report with the U.S. Securities and Exchange Commission ("SEC"), the Company will grant Mr. Reilly a five-year, fully vested option to purchase that number of shares of common stock such that, following such grant, the aggregate number of shares underlying all of Mr. Reilly's outstanding options represent no less than five percent of the total issued and outstanding shares of common stock of the Company as reported in its quarterly or annual report. The exercise price for these options will be equal to the greater of i) the average closing price of the Company's common stock for the ten trading days immediately preceding the filing of the quarterly or annual report or ii) the closing price of the common stock on the tenth trading day after filing the annual or quarterly report. In addition, within ten business days of the Company filing an annual report with the SEC in which the Company reports a net profit before tax for its most recently completed fiscal year, Mr. Reilly shall be entitled to receive a bonus equal to 4.0% of such net profit before tax which may be paid, at Mr. Reilly's option, in cash or shares of the Company's common stock. If he elects to receive common stock, then the price per share used to calculate the number of shares to be issued to him shall be the average closing share price for the ten trading days immediately preceding the filing of the annual report with the SEC;

      - entered into an agreement with the holder of a $1,250,000 promissory note that was due on September 18, 2008 to pay the holder $1,250,000 by December 1, 2008 in satisfaction of all obligations related to the note. Promptly after making the payment, the holder has agreed to return all shares of Series I convertible preferred stock issued to it, retaining approximately 16,000,000 shares of our common stock issued to it in July 2007 in conjunction with the issuance of the promissory note, and to release its security interest in our assets. At the time of making the agreement in October, the Company expected to obtain the funds for this payment from the proceeds of the sale of its intellectual properties and software to Rentar Logic, its minority-owned affiliate for $3,000,000 as disclosed in the current report on Form 8-K filed April 17, 2008. However, as of November 14, 2008, Rentar Logic had not received any financing commitments that would enable it to pay the Company. If the Company is unable to make the required payment prior to December 6, 2008, then the note would be in default. No assurance can be given that the Company would be in a position to arrange alternative financing to satisfy the obligations to the holder in the event of a default. If the Company is unable to arrange alternative financing or obtain a waiver from the holder, then the note, and all accrued and unpaid interest thereon, would become due and payable without further notice. In the event the Company is unable to satisfy these obligations, then the holder could seek to foreclose on the assets securing the note. If the holder was successful, the Company would be unable to conduct its business as it is presently conducted and its ability to generate revenue and fund our ongoing operations would be materially adversely affected. Upon closing this transaction, the Company estimates that it would record a gain on debt settlement of approximately $750,000 reflecting both the forgiveness of accrued interest and the return of all outstanding shares of Series I convertible preferred stock.