Form 10-K/A
period 2008-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2008-11-19
CIK 1082733

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     -------


                                    Form 10-K/A



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

                                                             [ ] Yes     [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer [ ]                      Accelerated filer           [ ]
Non-accelerated filer   [ ]                      Smaller reporting company   [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                             [ ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter $3,079,403 on September 30, 2008.

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

         For fiscal years 2008 and 2007 we reported total revenue of $27,159,724 and $22,706,654, respectively, and a net loss available to common stockholders of $5,529,002 and $6,747,950, respectively. At June 30, 2008 we had an accumulated deficit of $37,008,323. Further, during fiscal years 2008 and 2007, we reported net cash used in operating activities of $1,466,822 and $1,458,455, respectively. Our revenue has not been sufficient to sustain our operations and we cannot predict if or when we will have profitable operations. The independent auditor's report for the fiscal year ended June 30, 2008 on our financial statements includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described below, we will need to raise additional working capital in order to implement our business model and sustain our operations. We cannot guarantee you that we will ever report profitable operations or generate sufficient revenue to sustain our company as a going concern and we may be forced to cease some or all of our operations.

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

GOING CONCERN

         We had a net loss available to common shareholders of $5,529,002 and used $1,466,822 in operating activities and $242,284 in investing activities during fiscal year 2008. Further, our accumulated deficit through June 30, 2008 was $37,008,323. Our current operations do not provide an adequate source of cash to fund future operations. As described elsewhere herein, we only have sufficient cash on hand to fund our operating activities through November 30, 2008. Also, the report of our independent registered public accounting firm, dated November 14, 2008, on our financial statements for the year ended June 30, 2008 stated that our net loss and cash used in operations for the fiscal year ended June 30, 2008, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to increase our revenues and generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity or debt securities. However, we have no firm commitments from any third parties to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results. If we are unable to raise additional capital, we may be required to reduce or eliminate certain of our operations.

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

         We anticipate that our total revenue will decrease in fiscal year 2009 by approximately 30%. This revenue decline primarily is attributable to the loss of CXT's largest customer in November 2008 and, to a much lesser extent to the sale of the Company's logistics technology operation which was sold to Rentar Logic, Inc. in April 2008. We are seeking to offset this decline by obtaining additional customers for our freight transportation and brokerage operations and, subject to the availability of sufficient financing, to acquire one or more logistics and transportation services companies. However, we currently do not have any such financing commitments nor entered into any acquisition agreements and cannot predict if and when we may do so.

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

         We expect operating expenses in fiscal year 2009 to decline by 30% primarily as a result of CXT eliminating personnel and overhead expenses associated with providing transportation services to Amcor following the loss of this customer in November 2008.

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

         The Company reduced its working capital deficit by $219,852 to $4,563,846 at June 30, 2008 as compared with $4,783,698 at June 30, 2007. This improvement was attributed to an increase in current assets of $1,137,260 that partially was offset by an increase of $917,408 in current liabilities.

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

         o Restricted cash by $1,089,637 primarily as a result of the $1,100,000 held in an escrow account that was released in July 2007 to make a final payment of $1,800,000 to one of our debenture holders less a $10,363 increase in the amount of certificates of deposit that CXT is required to maintain to secure letters of credit provided to certain equipment finance companies and

         o Accounts receivable, net of allowances for doubtful accounts, by $299,610 and


         The increase in current liabilities during fiscal year 2008 of $882,717 or approximately 10.6% resulted from increases in:

         o    Short term notes payable of $760,570;

         o    Accounts payable and accrued expenses of $1,222,843;


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


         During fiscal year 2008 our cash and cash equivalent balance increased by $33,383. This increase consisted of $1,466,822 used in operating activities and $242,284 used in investing activities which were offset by $1,742,489 provided by financing activities.

         The $1,466,822 used in operating activities during fiscal year 2008 represented a decrease of $8,367 from $1,458,455 used in operating activities during fiscal year 2007. This minor change resulted from the Company's net loss declining by $1,299,748 or approximately 19.3% that was offset by a decrease of $1,084,860 or approximately 112.3% in cash provided by changes in operating assets and liabilities and a net decrease of $223,255 or approximately 5.2% in various non-cash expenses.

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

         The $1,742,489 provided by financing activities represented a decrease of $139,169 or approximately 7.4% in fiscal year 2008 from $1,881,658 provided by financing activities during fiscal year 2007. This decrease resulted from decreases in cash associated with:

         o Repayments of promissory notes and notes payable increasing by $1,379,579 or approximately 253.4%;

         o    Decreases in proceeds received from the:

              o Sale of shares of preferred stock and common stock purchase warrants by $1,461,000 or approximately 99.7% and the

              o   Exercise of stock options by $12,500 or 100%.

      that partially were offset by increases in cash associated with:

         o    Increases in proceeds from:

              o Convertible promissory notes by $295,000 or approximately 63.4%; and

              o Notes payable and loans payable by $1,707,045 or approximately 247.4%

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

Dated: November 19, 2008
                                NuSTATE ENERGY HOLDINGS, INC.

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

    Signature                             Titles                                       Date
    ---------                             ------                                       ----
/s/ Frank P. Reilly        Chief Executive Officer, Principal Executive
-------------------        Officer and Principal Financial and
Frank P. Reilly            Accounting Officer                                     November 19, 2008

/s/ Richard Hersh          Director                                               November 19, 2008
-----------------
Richard Hersh

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


                                                 /s/Sherb & Co., LLP
                                                 ----------------------------
                                                 Certified Public Accountants


New York, New York
November 14, 2008


                                      NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,
                                                                                  -----------------------------------------
                                                                                       2008                       2007
                                                                                  --------------             --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      77,539              $      44,156
   Restricted cash                                                                      150,824                  1,240,461
   Accounts receivable, net of allowance of $308,483 and $199,095,
     respectively                                                                     1,731,782                  2,031,392
   Receivables - affiliates and other                                                 2,462,028                      6,838
   Prepaid expenses and other current assets                                            272,569                    234,635
                                                                                  --------------             --------------
        Total current assets                                                          4,694,742                  3,557,482

Property and equipment, net                                                             658,209                    675,147

Software development costs, net of accumulated amortization of $207,432                       -                  1,290,454
Deferred financing costs                                                                      -                     27,778
Intangible asset, net of accumulated amortization of $31,620 and
  $22,434, respectively                                                                  14,305                     23,491
Restricted cash for interest on debentures                                                    -                      2,395
Other assets                                                                            171,345                    189,160
                                                                                  --------------             --------------

Total assets                                                                      $   5,538,601              $   5,765,907
                                                                                  ==============             ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable - short term                                                     $   2,417,509              $   1,656,939
   Convertible notes payable less discount of $32,111 and $0,
     respectively                                                                     1,653,047                  2,982,000
   Loans payable                                                                              -                    100,917
   Lines of credit                                                                            -                    761,836
   Accounts payable                                                                   2,090,953                  1,459,169
   Accrued expenses                                                                   1,663,459                  1,072,400
   Accrued salaries                                                                     388,769                    307,919
   Deferred gain on sale                                                              1,044,851                          -
                                                                                  --------------             --------------
       Total current liabilities                                                      9,258,588                  8,341,180

Long term debt:
   Long term notes payable                                                               93,215                    163,553
   Convertible notes payable less discount of $50,054                                         -                     49,946
                                                                                  --------------             --------------
       Total liabilities                                                              9,351,803                  8,554,679

Stockholders' deficit :
Preferred stock, $.01 par value, 1,000,000 shares authorized:
   Series B convertible; 200,000 shares authorized; 149,600 and 149,600
     issued and outstanding                                                               1,496                      1,496
   Series C convertible; 20,000 authorized; 332 and 832 issued and outstanding                3                          8
   Series D convertible; 40 authorized; 28 and 38 issued and outstanding                      -                          -
   Series F convertible; 500,000 authorized; 132 and 169 issued and outstanding               1                          2
   Series G convertible; 6 shares authorized; 2 and 2 issued and outstanding                  -                          -
   Series H convertible; 1,600 authorized; 70 and 70 issued and outstanding                   1                          1
   Series I convertible; 100,000 authorized; 100,000 and 100,000
     issued and outstanding                                                               1,000                      1,000
   Series J convertible; 80 authorized; 2 and 0 issued and outstanding                        -                          -
   Series Y convertible; 87,000 authorized; authorized; 87,000 and 87,000
     issued and outstanding                                                                 870                        870
Common stock, $.001 par value; 750,000,000 shares authorized; 289,769,389 and
  149,857,393 issued; and 257,769,389 and 149,857,393 outstanding                       289,770                    149,858
Additional paid-in capital                                                           32,933,980                 28,537,314
 Treasury stock, $.001 par value; 32,000,000 and 0 shares issued                        (32,000)                         -
Accumulated deficit                                                                 (37,008,323)               (31,479,321)
                                                                                  --------------             --------------

       Total stockholders' deficit                                                   (3,813,202)                (2,788,772)
                                                                                  --------------             --------------

Total liabilities and stockholders' deficit                                       $   5,538,601              $   5,765,907
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
                                                                             ================               ===============

             See notes to audited consolidated financial statements


          NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

                                                                             Series B Stock    Series C Stock   Series D Stock
                                                                           ------------------  --------------  ----------------
                                                                           Shares      Amount  Shares  Amount  Shares    Amount
                                                                           ------      ------  ------ -------  ------    ------
Balance, June 30, 2006                                                      155,600  $ 1,556   832    $   8       -   $    -

Conversion of notes and accrued interest to common stock                          -        -     -        -       -        -

Conversion of notes and accrued interest to Series F preferred stock              -        -     -        -       -        -

Conversion of notes and accrued interest to Series H preferred stock              -        -     -        -       -        -

Conversion of notes and accrued interest to Series G preferred stock              -        -     -        -       -        -

Conversion of notes and accrued interest to Series D preferred stock              -        -     -        -       14       -

Conversion of Series B preferred stock to common stock                       (6,000)     (60)    -        -       -        -

Conversion of Series D preferred stock to common stock                            -        -     -        -       (2)      -

Conversion of Series F preferred stock to common stock                            -        -     -        -       -        -

Conversion of Series G preferred stock to common stock                            -        -     -        -       -        -

Issuance of common stock for accrued expenses                                     -        -     -        -       -        -

Issuance of common stock for exercise of stock options                            -        -     -        -       -        -

Issuance of common stock for services                                             -        -     -        -       -        -

Issuance of Series F preferred Stock for cash                                     -        -     -        -       -        -

Issuance of Series D preferred Stock for cash                                     -        -     -        -      26        -

Issuance of Series I Preferred Stock as collateral for a note payable             -        -     -        -       -        -

Fair value of options issued to employees                                         -        -     -        -       -        -

Issuance of stock warrants for services                                           -        -     -        -       -        -

Issuance of stock warrants for license rights                                     -        -     -        -       -        -

Issuance of stock warrants issued in connection with a severance agreement        -        -     -        -       -        -

Amortization of deferred compensation                                             -        -     -        -       -        -

Beneficial conversion for convertible notes payables                              -        -     -        -       -        -

Net loss                                                                          -        -     -        -       -        -
                                                                           --------  -------  ----    -----   -----   ------
Balance, June 30, 2007                                                      149,600    1,496   832        8      38        -

Issuance of common stock for services                                             -        -     -        -       -        -

Conversion of notes and accrued interest to Series F preferred stock and
   corresponding interest expense                                                 -        -     -        -       -        -

Conversion of notes to common stock                                               -        -     -        -       -        -

Conversion of Series F preferred stock to common stock                            -        -     -        -       -        -

Conversion of Series C preferred stock to common stock                            -        -  (500)      (5)      -        -

Issuance of Series J preferred Stock for cash                                     -        -     -        -       -        -

Conversion of Series D preferred stock to common stock                            -        -     -        -     (10)       -

Issuance of common stock in connection with notes payable                         -        -     -        -       -        -

Issuance of common stock in connection with a note payable and
  a corresponding debt discount                                                   -        -     -        -       -        -

Issuance of common stock for settlement of debt                                   -        -     -        -       -        -

Issuance of common stock to the Company's subsidiary                              -        -     -        -       -        -

Issuance of stock warrants for settlement of debt                                 -        -     -        -       -        -

Issuance of common stock for accrued interest                                     -        -     -        -       -        -

Issuance of common stock for dividends on preferred stocks                        -        -     -        -       -        -

Issuance of stock warrants for services                                           -        -     -        -       -        -

Issuance of stock warrants for accounts payable                                   -        -     -        -       -        -

Fair value of warrants issued in connection with notes payable                    -        -     -        -       -        -

Fair value of options issued to employees                                         -        -     -        -       -        -

Fair value of options issued to a consultant                                      -        -     -        -       -        -

Release of Series I preferred stock in connection with a debt                     -        -     -        -       -        -

Amortization of deferred compensation                                             -        -     -        -       -        -

Beneficial conversion for convertible notes payables                              -        -     -        -       -        -

Deemed preferred stock dividend                                                   -        -     -        -       -        -

Net loss                                                                          -        -     -        -       -        -
                                                                           --------  -------  ----    -----   -----   ------
Balance, June 30, 2008                                                      149,600  $ 1,496   332    $   3      28   $    -
                                                                           ========  =======  ====    =====   =====   ======

                                                                              Series F Stock   Series G Stock    Series H Stock
                                                                             ----------------  --------------   ----------------
                                                                             Shares    Amount  Shares  Amount   Shares   Amount
                                                                             ------    ------  ------  ------   ------   ------
Balance, June 30, 2006                                                        -      $     -      -    $    -       -   $    -

Conversion of notes and accrued interest to common stock                      -            -      -         -       -        -

Conversion of notes and accrued interest to Series F preferred stock          61           -      -         -       -        -

Conversion of notes and accrued interest to Series H preferred stock          -            -      -         -      70        1

Conversion of notes and accrued interest to Series G preferred stock          -            -      6         -       -        -

Conversion of notes and accrued interest to Series D preferred stock          -            -      -         -       -        -

Conversion of Series B preferred stock to common stock                        -            -      -         -       -        -

Conversion of Series D preferred stock to common stock                        -            -      -         -       -        -

Conversion of Series F preferred stock to common stock                      (54)           -      -         -       -        -

Conversion of Series G preferred stock to common stock                        -            -     (4)        -       -        -

Issuance of common stock for accrued expenses                                 -            -      -         -       -        -

Issuance of common stock for exercise of stock options                        -            -      -         -       -        -

Issuance of common stock for services                                         -            -      -         -       -        -

Issuance of Series F preferred Stock for cash                               162            2      -         -       -        -

Issuance of Series D preferred Stock for cash                                 -            -      -         -       -        -

Issuance of Series I Preferred Stock as collateral for a note payable         -            -      -         -       -        -

Fair value of options issued to employees                                     -            -      -         -       -        -

Issuance of stock warrants for services                                       -            -      -         -       -        -

Issuance of stock warrants for license rights                                 -            -      -         -       -        -

Issuance of stock warrants issued in connection with a severance agreement    -            -      -         -       -        -

Amortization of deferred compensation                                         -            -      -         -       -        -

Beneficial conversion for convertible notes payables                          -            -      -         -       -        -

Net loss                                                                      -            -      -         -       -        -
                                                                          -----      -------   ----    ------   -----   ------
Balance, June 30, 2007                                                      169            2      2         -      70        1

Issuance of common stock for services                                         -            -      -         -       -        -

Conversion of notes and accrued interest to Series F preferred stock and
   corresponding interest expense                                            26            -      -         -       -        -

Conversion of notes to common stock                                           -            -      -         -       -        -

Conversion of Series F preferred stock to common stock                      (63)          (1)     -         -       -        -

Conversion of Series C preferred stock to common stock                        -            -      -         -       -        -

Issuance of Series J preferred Stock for cash                                 -            -      -         -       -        -

Conversion of Series D preferred stock to common stock                        -            -      -         -       -        -

Issuance of common stock in connection with notes payable                     -            -      -         -       -        -

Issuance of common stock in connection with a note payable and
  a corresponding debt discount                                               -            -      -         -       -        -

Issuance of common stock for settlement of debt                               -            -      -         -       -        -

Issuance of common stock to the Company's subsidiary                          -            -      -         -       -        -

Issuance of stock warrants for settlement of debt                             -            -      -         -       -        -

Issuance of common stock for accrued interest                                 -            -      -         -       -        -

Issuance of common stock for dividends on preferred stocks                    -            -      -         -       -        -

Issuance of stock warrants for services                                       -            -      -         -       -        -

Issuance of stock warrants for accounts payable                               -            -      -         -       -        -

Fair value of warrants issued in connection with notes payable                -            -      -         -       -        -

Fair value of options issued to employees                                     -            -      -         -       -        -

Fair value of options issued to a consultant                                  -            -      -         -       -        -

Release of Series I preferred stock in connection with a debt                 -            -      -         -       -        -

Amortization of deferred compensation                                         -            -      -         -       -        -

Beneficial conversion for convertible notes payables                          -            -      -         -       -        -

Deemed preferred stock dividend                                               -            -      -         -       -        -

Net loss                                                                      -            -      -         -       -        -
                                                                          -----      -------   ----    ------   -----   ------
Balance, June 30, 2008                                                      132      $     1      2    $    -      70   $    1
                                                                          =====      =======   ====    ======   =====   ======

                                                                                Series I Stock  Series J Stock  Series Y Stock
                                                                               ---------------  --------------- ---------------
                                                                               Shares   Amount  Shares   Amount Shares   Amount
                                                                               ------   ------  ------   ------ ------   ------
Balance, June 30, 2006                                                              -  $     -     -   $     -   87,000  $ 870

Conversion of notes and accrued interest to common stock                            -        -     -         -        -      -

Conversion of notes and accrued interest to Series F preferred stock                -        -     -         -        -      -

Conversion of notes and accrued interest to Series H preferred stock                -        -     -         -        -      -

Conversion of notes and accrued interest to Series G preferred stock                -        -     -         -        -      -

Conversion of notes and accrued interest to Series D preferred stock                -        -     -         -        -      -

Conversion of Series B preferred stock to common stock                              -        -     -         -        -      -

Conversion of Series D preferred stock to common stock                              -        -     -         -        -      -

Conversion of Series F preferred stock to common stock                              -        -     -         -        -      -

Conversion of Series G preferred stock to common stock                              -        -     -         -        -      -

Issuance of common stock for accrued expenses                                       -        -     -         -        -      -

Issuance of common stock for exercise of stock options                              -        -     -         -        -      -

Issuance of common stock for services                                               -        -     -         -        -      -

Issuance of Series F preferred Stock for cash                                       -        -     -         -        -      -

Issuance of Series D preferred Stock for cash                                       -        -     -         -        -      -

Issuance of Series I Preferred Stock as collateral for a note payable         100,000    1,000     -         -        -      -

Fair value of options issued to employees                                           -        -     -         -        -      -

Issuance of stock warrants for services                                             -        -     -         -        -      -

Issuance of stock warrants for license rights                                       -        -     -         -        -      -

Issuance of stock warrants issued in connection with a severance agreement          -        -     -         -        -      -

Amortization of deferred compensation                                               -        -     -         -        -      -

Beneficial conversion for convertible notes payables                                -        -     -         -        -      -

Net loss                                                                            -        -     -         -        -      -
                                                                              -------  ------- -----   -------   ------  -----
Balance, June 30, 2007                                                        100,000    1,000     -         -   87,000    870

Issuance of common stock for services                                               -        -     -         -        -      -

Conversion of notes and accrued interest to Series F preferred stock and
   corresponding interest expense                                                   -        -     -         -        -      -

Conversion of notes to common stock                                                 -        -     -         -        -      -

Conversion of Series F preferred stock to common stock                              -        -     -         -        -      -

Conversion of Series C preferred stock to common stock                              -        -     -         -        -      -

Issuance of Series J preferred Stock for cash                                       -        -     2         -        -      -

Conversion of Series D preferred stock to common stock                              -        -     -         -        -      -

Issuance of common stock in connection with notes payable                           -        -     -         -        -      -

Issuance of common stock in connection with a note payable and
  a corresponding debt discount                                                     -        -     -         -        -      -

Issuance of common stock for settlement of debt                                     -        -     -         -        -      -

Issuance of common stock to the Company's subsidiary                                -        -     -         -        -      -

Issuance of stock warrants for settlement of debt                                   -        -     -         -        -      -

Issuance of common stock for accrued interest                                       -        -     -         -        -      -

Issuance of common stock for dividends on preferred stocks                          -        -     -         -        -      -

Issuance of stock warrants for services                                             -        -     -         -        -      -

Issuance of stock warrants for accounts payable                                     -        -     -         -        -      -

Fair value of warrants issued in connection with notes payable                      -        -     -         -        -      -

Fair value of options issued to employees                                           -        -     -         -        -      -

Fair value of options issued to a consultant                                        -        -     -         -        -      -

Release of Series I preferred stock in connection with a debt                       -        -     -         -        -      -

Amortization of deferred compensation                                               -        -     -         -        -      -

Beneficial conversion for convertible notes payables                                -        -     -         -        -      -

Deemed preferred stock dividend                                                     -        -     -         -        -      -

Net loss                                                                            -        -     -         -        -      -
                                                                              -------  ------- -----   -------   ------  -----
Balance, June 30, 2008                                                        100,000  $ 1,000     2   $     -   87,000  $ 870
                                                                              =======  ======= =====   =======   ======  =====

                                                                                          Common Stock
                                                                               -------------------------------       Paid-In
                                                                                 Shares               Amount         Capital
                                                                               ----------          -----------    -------------
Balance, June 30, 2006                                                         84,347,750          $    84,346    $  21,671,358

Conversion of notes and accrued interest to common stock                       46,083,404               46,086          993,096

Conversion of notes and accrued interest to Series F preferred stock                    -                    -          665,067

Conversion of notes and accrued interest to Series H preferred stock                    -                    -          196,618

Conversion of notes and accrued interest to Series G preferred stock                    -                    -          150,000

Conversion of notes and accrued interest to Series D preferred stock                    -                    -          340,000

Conversion of Series B preferred stock to common stock                            120,000                  120              (60)

Conversion of Series D preferred stock to common stock                          2,000,000                2,000           (2,000)

Conversion of Series F preferred stock to common stock                         10,995,400               10,995          (10,995)

Conversion of Series G preferred stock to common stock                          4,000,000                4,000           (4,000)

Issuance of common stock for accrued expenses                                   1,662,687                1,663           86,137

Issuance of common stock for exercise of stock options                            500,000                  500           12,000

Issuance of common stock for services                                             148,152                  148           12,801

Issuance of Series F preferred Stock for cash                                           -                    -          805,998

Issuance of Series D preferred Stock for cash                                           -                    -          660,000

Issuance of Series I Preferred Stock as collateral for a note payable                   -                    -           (1,000)

Fair value of options issued to employees                                               -                    -        1,157,270

Issuance of stock warrants for services                                                 -                    -          148,035

Issuance of stock warrants for license rights                                           -                    -          393,097

Issuance of stock warrants issued in connection with a severance agreement              -                    -          534,600

Amortization of deferred compensation                                                   -                    -          368,292

Beneficial conversion for convertible notes payables                                    -                    -          361,000

Net loss                                                                                -                    -                -
                                                                              -----------          -----------    -------------
Balance, June 30, 2007                                                        149,857,393              149,858       28,537,314

Issuance of common stock for services                                           3,470,000                3,470           81,630

Conversion of notes and accrued interest to Series F preferred stock and
   corresponding interest expense                                                       -                    -          273,818

Conversion of notes to common stock                                            51,939,088               51,939        1,169,269

Conversion of Series F preferred stock to common stock                         12,538,345               12,538          (12,537)

Conversion of Series C preferred stock to common stock                             50,000                   50              (45)

Issuance of Series J preferred Stock for cash                                           -                    -            5,000

Conversion of Series D preferred stock to common stock                         10,000,000               10,000          (10,000)

Issuance of common stock in connection with notes payable                      12,000,000               12,000          242,000

Issuance of common stock in connection with a note payable and
  a corresponding debt discount                                                 2,000,000                2,000           28,000

Issuance of common stock for settlement of debt                                13,000,000               13,000          377,000

Issuance of common stock to the Company's subsidiary                           32,000,000               32,000                -

Issuance of stock warrants for settlement of debt                                       -                    -          137,968

Issuance of common stock for accrued interest                                     254,910                  255            8,578

Issuance of common stock for dividends on preferred stocks                      2,659,653                2,660           73,140

Issuance of stock warrants for services                                                 -                    -          165,732

Issuance of stock warrants for accounts payable                                         -                    -          132,131

Fair value of warrants issued in connection with notes payable                          -                    -           18,754

Fair value of options issued to employees                                               -                    -        1,042,930

Fair value of options issued to a consultant                                            -                    -           73,560

Release of Series I preferred stock in connection with a debt                           -                    -          180,000

Amortization of deferred compensation                                                   -                    -           59,059

Beneficial conversion for convertible notes payables                                    -                    -          345,679

Deemed preferred stock dividend                                                         -                    -            5,000

Net loss                                                                                -                    -                -
                                                                              -----------          -----------    -------------
Balance, June 30, 2008                                                        289,769,389          $   289,770    $  32,933,980
                                                                              ===========          ===========    =============

                                                                                     Treasury      Accumulated
                                                                                      Stock          Deficit          Total
                                                                                    -----------   -------------  --------------
Balance, June 30, 2006                                                                   -        $(24,731,371)   $(2,973,233)

Conversion of notes and accrued interest to common stock                                 -                   -      1,039,182

Conversion of notes and accrued interest to Series F preferred stock                     -                   -        665,067

Conversion of notes and accrued interest to Series H preferred stock                     -                   -        196,619

Conversion of notes and accrued interest to Series G preferred stock                     -                   -        150,000

Conversion of notes and accrued interest to Series D preferred stock                     -                   -        340,000

Conversion of Series B preferred stock to common stock                                   -                   -              -

Conversion of Series D preferred stock to common stock                                   -                   -              -

Conversion of Series F preferred stock to common stock                                   -                   -              -

Conversion of Series G preferred stock to common stock                                   -                   -              -

Issuance of common stock for accrued expenses                                            -                   -         87,800

Issuance of common stock for exercise of stock options                                   -                   -         12,500

Issuance of common stock for services                                                    -                   -         12,949

Issuance of Series F preferred Stock for cash                                            -                   -        806,000

Issuance of Series D preferred Stock for cash                                            -                   -        660,000

Issuance of Series I Preferred Stock as collateral for a note payable                    -                   -              -

Fair value of options issued to employees                                                -                   -      1,157,270

Issuance of stock warrants for services                                                  -                   -        148,035

Issuance of stock warrants for license rights                                            -                   -        393,097

Issuance of stock warrants issued in connection with a severance agreement               -                   -        534,600

Amortization of deferred compensation                                                    -                   -        368,292

Beneficial conversion for convertible notes payables                                     -                   -        361,000

Net loss                                                                                 -          (6,747,950)    (6,747,950)
                                                                                  --------        ------------    -----------
Balance, June 30, 2007                                                                   -         (31,479,321)    (2,788,772)

Issuance of common stock for services                                                    -                   -         85,100

Conversion of notes and accrued interest to Series F preferred stock and
   corresponding interest expense                                                        -                   -        273,818

Conversion of notes to common stock                                                      -                   -      1,221,208

Conversion of Series F preferred stock to common stock                                   -                   -              -

Conversion of Series C preferred stock to common stock                                   -                   -              -

Issuance of Series J preferred Stock for cash                                            -                   -          5,000

Conversion of Series D preferred stock to common stock                                   -                   -              -

Issuance of common stock in connection with notes payable                                -                   -        254,000

Issuance of common stock in connection with a note payable and
  a corresponding debt discount                                                          -                   -         30,000

Issuance of common stock for settlement of debt                                          -                   -        390,000

Issuance of common stock to the Company's subsidiary                               (32,000)                  -              -

Issuance of stock warrants for settlement of debt                                        -                   -        137,968

Issuance of common stock for accrued interest                                            -                   -          8,833

Issuance of common stock for dividends on preferred stocks                               -             (75,800)             -

Issuance of stock warrants for services                                                  -                   -        165,732

Issuance of stock warrants for accounts payable                                          -                   -        132,131

Fair value of warrants issued in connection with notes payable                           -                   -         18,754

Fair value of options issued to employees                                                -                   -      1,042,930

Fair value of options issued to a consultant                                             -                   -         73,560

Release of Series I preferred stock in connection with a debt                            -                   -        180,000

Amortization of deferred compensation                                                    -                   -         59,059

Beneficial conversion for convertible notes payables                                     -                   -        345,679

Deemed preferred stock dividend                                                          -              (5,000)             -

Net loss                                                                                 -          (5,448,202)    (5,448,202)
                                                                                  --------        ------------    -----------
Balance, June 30, 2008                                                            $(32,000)       $(37,008,323)   $(3,813,202)
                                                                                  ========        ============    ============

             See notes to audited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Years Ended
                                                                                                     June 30,
                                                                                         2008                     2007
                                                                                     ------------             -------------
Cash flows from operating activities:
   Net loss                                                                          $ (5,448,202)             $ (6,747,950)
  Non- cash adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                                                      185,430                   132,864
        Bad debt expense                                                                  193,393                   101,808
        Amortization of software development costs                                         42,072                    54,092
        Amortization of intangible asset                                                    9,186                    75,017
        Amortization of deferred compensation                                              59,060                   368,292
        Amortization of deferred financing costs                                           27,778                    72,947
        Amortization of discount on notes payable                                         357,375                 1,309,586
        Impairment of intangible assets                                                        --                   337,408
        Loss on asset disposal                                                                 --                    23,649
        Loss on settlement of debt                                                         45,773                    97,384
        Gain on settlement of debt                                                             --                   (48,500)
        Gain on sale                                                                     (289,705)                       --
        Interest income in connection with the payment of Rentar common stock             (11,644)                       --
        Fair value of stock options issued for services                                 1,116,490                 1,157,270
        Issuance of stock warrants for services                                           165,732                   148,035
        Interest expense in connection with the sale of accounts receivable                37,128                        --
        Interest expense in connection with the conversion of notes payable
           into preferred stock                                                           140,361                   480,528
        Interest expense in connection with the assignment of convertible notes           703,397                        --
        Interest expense in connection with notes payable                                 305,000                        --
        Interest expense in connection with the line of credit                             89,359                        --
        Issuance of common stock for services, interest and litigation settlements             --                    12,949
        Issuance of common stock and warrants for interest and debt settlements           658,789                        --
        Released of preferred stock in escrow as interest expense
            in connection with a note payable                                             180,000                        --
        Issuance of common stock for services                                              85,100                        --
        Changes in operating assets and liabilities:
            Decrease in restricted cash                                                   (10,363)                   54,646
            Decrease (increase) in accounts receivable                                 (1,458,056)                  637,879
            Increase in other receivable                                                 (122,280)                   (6,838)
            (Increase) decrease in prepaid expenses                                       (37,934)                   36,172
            Decrease in other assets                                                       20,210                   264,068
           (Decrease) increase in accounts payable and accrued expenses                 1,489,729                   (19,761)
                                                                                     ------------              ------------

               Net cash used in operating activities                                   (1,466,822)               (1,458,455)
                                                                                     ------------              ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (168,492)                  (96,445)
   Collection on other receivables                                                        176,730                        --
   Capitalized costs of software development                                             (250,522)                 (311,020)
                                                                                     ------------              ------------

               Net cash used in investing activities                                     (242,284)                 (407,465)
                                                                                     ------------              ------------
Cash flows from financing activities:
   Proceeds from convertible promissory notes                                             760,000                   465,000
   Repayments of convertible promissory notes                                             672,037                  (525,000)
   Proceeds from promissory notes                                                         (12,500)                  646,000
   Repayments of loans payable                                                            (56,925)                  (56,925)
   Proceeds from notes payable and loans payable                                        1,725,000                    43,992
   Proceeds from exercise of stock options                                                     --                    12,500
   Proceeds from line of credit                                                        11,189,417                        --
   Repayments of notes payable and promissory notes                                      (124,037)                  (19,458)
   Repayments of line of credit                                                       (10,628,003)                 (150,451)
   Proceeds from sale of preferred stock and warrants net of costs of $0
      and $0, respectively                                                                  5,000                 1,466,000
                                                                                     ------------              ------------

               Net cash provided by financing activities                                1,742,489                 1,881,658
                                                                                     ------------              ------------

               Net decrease in cash and cash equivalents                                   33,383                    15,738

Cash and cash equivalents, beginning of year                                         $     44,156              $     28,418
                                                                                     ------------              ------------

Cash and cash equivalents, end of year                                               $     77,539              $     44,156
                                                                                     ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:

   Cash paid for:
      Interest                                                                       $    313,448              $    368,703
                                                                                     ============              ============
      Income taxes                                                                   $         --              $         --
                                                                                     ============              ============

   Non-cash investing and financing activities:
      Conversion of notes and accrued interest to common stock                       $  1,221,208              $  1,039,182
                                                                                     ============              ============
      Conversion of notes and accrued interest to preferred stock                    $    133,457              $  1,351,686
                                                                                     ============              ============
      Common stock issued for accrued expenses                                       $     73,179              $     87,800
                                                                                     ============              ============
      Issuance of stock warrants for license rights                                  $         --              $    393,097
                                                                                     ============              ============
      Issuance of stock warrants issued in connection with
         a severance agreement                                                       $         --              $    534,600
                                                                                     ============              ============
      Issuance of notes payable for acquisition of equipment                         $         --              $    352,300
                                                                                     ============              ============
      Warrants issued for accounts payable                                           $    132,131              $         --
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

The accompanying audited financial statements for the period ended June 30, 2008 have been prepared in accordance with generally accepted accounting principles and with instructions to Form 10-K. The Company has experienced losses and negative cash flows from operations since its inception. During fiscal years 2008 and 2007, the Company incurred net losses available to common shareholders of $5,529,002 and $6,747,950, respectively and, for the same periods, had negative cash flows from operations of $1,466,882 and $1,458,455, respectively. Also, the report of the Company's independent registered public accounting firm on its financial statements for fiscal year 2008 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to pay its past due debt obligations, and accrued interest thereon, and repay its current debt and other liabilities when they become due and to increase its revenue and generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity or debt securities; however, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations, much of which is past due, or generate positive operating results. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 3 - CONCENTRATIONS

During the fiscal year ended June 30, 2008, two customers accounted for $17,807,250 or approximately 65.6% of the Company's revenue and those same two customers accounted for $758,698 or approximately 43.8% of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2008. During the fiscal year ended June 30, 2007, one customer accounted for $14,050,765 or approximately 61.9% of the Company's revenue and the same customer accounted for $321,069 or approximately 15.8% of accounts receivable, net of allowance for doubtful accounts, as of June 30, 2007. During these periods, no other customers accounted for more than 10% of revenue or accounts receivable.

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

As of June 30, 2008, the Company had short term notes payable of $2,417,509 which consisted of:

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

     - $684,537 owed to Transport Clearing East which is recorded as a note payable due to Transport Clearing East having full recourse to CXT for any accounts receivable purchased from CXT;

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

NOTE 9 - ACCRUED EXPENSES

The Company's accrued expenses consisted of:

                                                        June 30, 2008          June 30, 2007
                                                        -------------          -------------
            Corporate:
                       Interest                         $    676,330             $  278,936
                       Consulting                            319,847                202,160
                       Professional fees                     211,284                211,138
                       Other                                 123,416                119,333
                                                        ------------             ----------
                                  Corporate Subtotal       1,330,877                811,567
             CXT:
                       Compensation                          110,286                 39,800
                       Settlements for owner-operators       110,006                 76,986
                       Escrow accounts and reserves           84,041                113,084
                       Other                                  28,249                 30,969
                                                        ------------             ----------
                                  CXT Subtotal               332,582                260,839
                                                        ------------             ----------
            Total accrued expenses                      $  1,663,459             $1,072,400
                                                        ============             ==========

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

NOTE 12 - INCOME TAXES

The Company had available at June 30, 2008, operating loss carryforwards for federal and state taxes of approximately $24,870,000, which could be applied against taxable income in subsequent years through 2028. Such amounts would be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. However, given that the realization of this tax effect is uncertain, a full valuation allowance was recorded.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended June 30, 2008 and 2007:

                                                                  Year Ended June          Year Ended
                                                                     30, 2008            June 30, 2007
                                                                 -----------------    --------------------
Tax benefit computed at "expected" statutory rate - 35%          $      1,907,000     $         2,362,000
State income taxes, net of benefit - 4%                                   218,000                 270,000
Non-deductible non-cash expenses                                       (1,103,000)             (1,522,000)
Effect of changes in expected tax rates                                   (30,000)                514,000

Change in deferred tax asset   valuation allowance                       (992,000)             (1,624,000)
                                                                 -----------------    --------------------
Net income tax benefit                                           $              -     $                 -
                                                                 =================    ====================

Temporary differences that give rise to significant deferred tax assets are as follows:

                                                                        June 30, 2008              June 30, 2007
                                                                    -------------------         ------------------
        Deferred tax assets:
            Net operating loss carryforward                         $         9,700,000         $        8,751,000
            Allowance for doubtful account                                      120,000                     77,000

        Less:  Valuation allowance                                           (9,820,000)                (8,828,000)
                                                                    -------------------         ------------------
                                                                                      -                          -
                                                                    ===================         ==================

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

A summary of the stock options as of June 30, 2008 and 2007 and changes during the periods is presented below:

   -------------------------------------------------------------------------------------------------------------------
                                                Year Ended June 30, 2008                 Year Ended June 30, 2007
   -------------------------------------------------------------------------------------------------------------------
                                                                  Weighted
                                             Number of             Average             Number of     Weighted Average
                                              Options          Exercise Price           Options       Exercise Price
   -------------------------------------------------------------------------------------------------------------------
   Balance at beginning of year                 44,749,080      $         0.03         13,600,744    $           0.35
   -------------------------------------------------------------------------------------------------------------------
   Granted                                      14,000,000               0.015         45,150,000               0.025
   -------------------------------------------------------------------------------------------------------------------
   Exercised                                             -                   -                  -                   -
   -------------------------------------------------------------------------------------------------------------------
   Expired                                     (20,199,080)               0.04         (4,540,574)               0.30
   -------------------------------------------------------------------------------------------------------------------
   Cancelled                                             -                   -         (9,461,090)               0.34
   -------------------------------------------------------------------------------------------------------------------
   Balance at end of year                       38,550,000      $         0.02         44,749,080    $           0.03
                                          ============================================================================

   Options exercisable at end of year           37,308,334      $         0.02         38,761,580    $           0.03
                                          ============================================================================

   Weighted average fair value of
   options granted during the year                              $         0.01                       $          0.025
   -------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning stock options outstanding and exercisable at June 30, 2008:

                                  Options Outstanding                                         Options Exercisable
     ------------------------------------------------------------------------------    ----------------------------------
                                                      Weighted
                                                      Average           Weighted                              Weighted
                                                     Remaining           Average                               Average
             Range of             Number            Contractual         Exercise            Number            Exercise
          Exercise Price       Outstanding              Life              Price           Exercisable           Price
          ---------------    -----------------     ---------------     ------------    ------------------    ------------
          $         0.01            9,000,000          4.70 Years      $      0.01             9,000,000     $      0.01
                   0.025           29,450,000          3.51 Years      $     0.025            28,208,341     $     0.025
                    0.38               99,993          0.60 Years             0.31                99,993            0.38
                             -----------------                         ------------    ------------------    ------------
                                   38,549,993                          $      0.02            37,308,334     $      0.02
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

      - reduced the exercise price of options and warrants held by 9 employees, 2 consultants and 1 law firm to purchase an aggregate of 45,843,360 shares of common stock to $0.01 per share valued using the Black Scholes Option Pricing Model at $99,844 which were recorded to stock-based compensation, consulting expense and legal expense;

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