Form 10-Q
period 2008-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2008-12-04
CIK 1082733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008
                               ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File Number: 0-25753

                          NuSTATE ENERGY HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                     87-04496677
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

902 Clint Moore Road, Suite 204, Boca Raton, Florida               33487-2802
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (561) 998-7557
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]       No [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer     [ ]      Accelerated filer          [ ]
         Non-accelerated filer       [ ]      Smaller reporting company  [X]
         (Do not check if smaller
         reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]       No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes [ ]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 1, 2008, the number of outstanding shares of the issuer's common stock was 325,453,161.

                                TABLE OF CONTENTS
                                -----------------
                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION                                                                               4
Item 1.  Financial Statements.                                                                               4

             Consolidated Balance Sheet, September 30, 2008 (Unaudited) and
             June 30, 2008 (Audited)                                                                         4

             Consolidated Statements of Operations, Three Months Ended
             September 30, 2008 and 2007 (Unaudited)                                                         5

             Consolidated Statements of Cash Flows, Three Months Ended
             September 30, 2008 and 2007 (Unaudited)                                                         6

             Notes to Consolidated Financial Statements (Unaudited)                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                                            27

Item 3.  Controls and Procedures.                                                                            35

PART II. OTHER INFORMATION                                                                                   36
Item 1.  Legal Proceedings.                                                                                  36

Item 1A. Risk Factors.                                                                                       36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                        36

Item 3.  Defaults Upon Senior Securities.                                                                    36

Item 4.  Submission of Matters to a Vote of Security Holders.                                                36

Item 5.  Other Information.                                                                                  36

Item 6.  Exhibits.                                                                                           37

When used in this quarterly report, the terms the "Company," "NuState Energy Holdings," "our," and "us" refers to NuState Energy Holdings, Inc., a Nevada corporation and our subsidiaries. The information which appears on our web sites at www.emmologic.com www.mydriverseat.com are not part of this quarterly report.

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
ITEM 1. FINANCIAL STATEMENTS
------  --------------------

                             NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                            September 30, 2008      June 30, 2008
                                                                            ------------------      -------------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $    142,420         $     77,539
  Restricted cash                                                                    150,824              150,824
  Accounts receivable, net of allowance of $310,314 and
    $308,483, respectively                                                         2,448,514            1,731,782
  Receivables - affiliates and other                                               2,152,927            2,462,028
  Prepaid expenses and other current assets                                          253,814              272,569
                                                                                ------------         ------------
      Total current assets                                                         5,148,499            4,694,742

Property and equipment, net                                                          635,633              658,209

Intangible asset, net of accumulated amortization of $33,916
  and $31,620, respectively                                                           12,009               14,305
Other assets                                                                         171,345              171,345
                                                                                ------------         ------------
    Total assets                                                                $  5,967,486         $  5,538,601
                                                                                ============         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable - short term                                                    $  2,387,918         $  2,417,509
  Convertible notes payable less discount of $69,860
    and $32,111, respectively                                                      1,411,450            1,653,047
  Accounts payable                                                                 2,576,475            2,090,953
  Accrued expenses                                                                 1,883,561            1,663,459
  Accrued salaries                                                                   386,419              388,769
  Deferred gain on sale                                                              968,063            1,044,851
                                                                                ------------         ------------
     Total current liabilities                                                     9,613,886            9,258,588

Long term debt:
  Long term notes payable                                                             74,064               93,215
                                                                                ------------         ------------
     Total liabilities                                                             9,687,950            9,351,803

Stockholders' deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized:
  Series B convertible; 200,000 shares authorized; 149,600
    and 149,600 issued and outstanding                                                 1,496                1,496
  Series C convertible; 20,000 authorized; 332 and 332 issued and outstanding              3                    3
  Series D convertible; 40 authorized; 25 and 38 issued and outstanding                   --                   --
  Series F convertible; 500,000 authorized; 130 and 132 issued and outstanding             1                    1
  Series G convertible; 6 shares authorized; 2 and 2 issued and outstanding               --                   --
  Series H convertible; 1,600 authorized; 70 and 70 issued and outstanding                 1                    1
  Series I convertible; 100,000 authorized; 100,000 and 100,000
    issued and outstanding                                                             1,000                1,000
  Series J convertible; 80 authorized; 2 and 2 issued and outstanding                     --                   --
  Series Y convertible; 87,000 authorized; authorized; 87,000 and 87,000
    issued and outstanding                                                               870                  870
Common stock, $.001 par value; 750,000,000 shares authorized; 305,163,702 and
  289,769,388 issued; and 273,163,702 and 257,769,388 outstanding                    305,164              289,770
Additional paid-in capital                                                        33,712,286           32,933,980
Treasury stock, $.001 par value; 32,000,000 and 32,000,000 shares held               (32,000)             (32,000)
Accumulated deficit                                                              (37,709,285)         (37,008,323)
                                                                                ------------         ------------
  Total stockholders' deficit                                                     (3,720,464)          (3,813,202)
                                                                                ------------         ------------
    Total liabilities and stockholders' deficit                                 $  5,967,486         $  5,538,601
                                                                                ============         ============

            See notes to unaudited consolidated financial statements

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Three Months Ended
                                                                   September 30,
                                                       ---------------------------------------
                                                             2008                 2007
                                                       ------------------   ------------------
                                                          (Unaudited)          (Unaudited)
Revenue:
Freight transportation                                 $       7,235,504    $       6,103,223
Other revenues                                                     5,040               29,469
                                                       -----------------    -----------------

       Total revenue                                           7,240,544            6,132,692

Operating expenses:
   Freight transportation                                      6,503,413            5,558,977
   Selling, general and administrative:
        Salaries, benefits and consulting fees                   752,795              664,198
        Other selling, general and administrative                384,791              464,496
                                                       -----------------    -----------------

       Total operating expenses                                7,640,999            6,687,671
                                                       -----------------    -----------------

       Loss from operations                                     (400,455)            (554,979)
                                                       -----------------    -----------------

Other expense:
   Gain on sale                                                   76,787                    -
   Interest income                                                52,666                    -
   Interest expense, net                                        (412,460)          (1,666,389)
                                                       -----------------    -----------------

       Total other expense                                      (283,007)          (1,666,389)
                                                       -----------------    -----------------

Net loss                                               $        (683,462)   $      (2,221,368)
                                                       =================    =================

Preferred stock dividend                                         (17,500)             (75,800)
                                                       -----------------    -----------------

Net loss available to common shareholders              $        (700,962)   $      (2,297,168)
                                                       =================    =================

Loss per share-basic and diluted                       $               -    $           (0.01)
                                                       =================    =================
Weighted average shares outstanding
      - basic and diluted                                    261,957,176          183,702,962
                                                       =================    =================















            See notes to unaudited consolidated financial statements
                                        5

                 NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    For the Three Months Ended
                                                                            September 30,
                                                                       2008            2007
                                                                    ------------    -----------
                                                                    (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net loss                                                           $ (683,462)   $(2,221,368)
  Non-cash adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation                                                      29,785         52,852
        Bad debt expense                                                   3,059              -
        Amortization of software development costs                             -         13,523
        Amortization of intangible asset                                   2,296          2,296
        Amortization of deferred compensation                             14,766         14,763
        Amortization of deferred financing costs                               -         10,417
        Amortization of discount on notes payable                         37,251        173,589
        Gain on sale                                                     (76,787)             -
        Interest income in connection with the payment of Rentar
          common stock                                                   (18,249)             -
        Fair value of stock options issued for services                  239,966        212,355
        Issuance of stock warrants for services                           93,136         26,621
        Interest expense in connection with the conversion of
          notes payable into preferred stock                                   -        126,765
        Interest expense in connection with the assignment of
          convertible notes                                                    -        703,397
        Issuance of common stock
          and warrants for interest and debt settlements                       -        454,789
        Released of preferred stock in escrow as interest expense
          in connection with a note payable                              137,500              -
        Issuance of common stock for services                             25,433         53,100
        Changes in operating assets and liabilities:
            Increase in restricted cash                                        -         (4,400)
            Decrease (increase) in accounts receivable                  (369,945)        50,410
            Decrease in other receivable                                 132,527              -
           (Increase) decrease in prepaid expenses                        18,755        (11,064)
           (Decrease) increase in accounts payable and
              accrued expenses                                           740,900       (162,168)
                                                                     -----------    -----------
               Net cash provided by (used in) operating activities       326,931       (504,123)
                                                                     -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                                    (7,209)       (54,249)
   Collection on other receivables                                        28,030              -
   Capitalized costs of software development                                   -        (80,525)
                                                                     -----------    -----------
               Net cash provided by (used in) investing activities        20,821       (134,774)
                                                                     -----------    -----------
Cash flows from financing activities:
   Proceeds from convertible promissory notes                                  -        550,000
   Repayments of convertible promissory notes                                  -     (1,800,000)
   Repayments of loans payable                                                 -        (35,839)
   Proceeds from notes payable and loans payable                          65,000      1,560,000
   Proceeds from line of credit                                                -        412,118
   Repayments of notes payable and promissory notes                     (372,545)       (49,752)
   Proceeds from exercise of stock warrants                                7,174              -
   Proceeds from sale of preferred stock and warrants net
     of costs of $0 and $0, respectively                                  17,500              -
                                                                     -----------    -----------
               Net cash (used in) provided by financing activities      (282,871)       636,527
                                                                     -----------    -----------

               Net increase (decrease) in cash and cash equivalents       64,881         (2,370)

Cash and cash equivalents, beginning of year                         $    77,539    $    44,156
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $   142,420    $    41,786
                                                                     ===========    ===========

(Continued on next page)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
   Cash paid for:
          Interest                                                   $    79,184    $    79,303
                                                                     ===========    ===========
          Income taxes                                               $         -    $         -
                                                                     ===========    ===========
   Non-cash investing and financing activities:
          Conversion of notes and accrued interest to common stock   $   163,225    $   745,368
                                                                     ===========    ===========














































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

The accompanying unaudited financial statements for the period ended September 30, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements and should be read in conjunction with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending on June 30, 2009.

The Company has experienced net losses and working capital deficits for the past several years. During the quarterly periods ended September 30 2008 and 2007, the Company incurred net losses available to common shareholders of $700,500 and $2,297,168, respectively, and, as of September 30 and June 30, 2008, had working capital deficits of $4,465,387 and $4,563,846, respectively. Also, the report of the Company's independent registered public accounting firm on its financial statements for fiscal year 2008 contained an explanatory paragraph regarding its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to generate sufficient cash from debt or equity financings and from operations to repay its past due debt obligations, and accrued interest thereon, and its current debt and other liabilities as they become due in the future. However, it has no firm commitments from any third parties to provide this financing and no assurance can be provided that it will be successful in raising capital as needed. If the Company is unable to raise additional capital, it may be required to reduce or eliminate some or all of its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Significant estimates during the quarterly periods ended June 30, 2008 and 2007 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings and the valuation and related amortization of software development costs and intangible assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 63.

Cash and Cash Equivalents
-------------------------
The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
Management estimates the amount of required allowances for potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. The allowance for doubtful accounts as of September 30 and June 30, 2008 was $310,314 and $308,483, respectively.

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

Stock-Based Compensation
------------------------
The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $239,966 and $212,355 in additional compensation expense during the quarterly periods ended September 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

Impairment of long-lived assets
-------------------------------
The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. At September 30, 2008, the Company had no assets which were considered to be impaired.

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

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000 per account per institution. At September 30, 2008, the Company's cash balance at one institution exceeded the insurable limit by approximately $25,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. In October 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.

The Company performs on-going credit evaluations of its customer base including those that represent its accounts receivable at September 30, 2008. The Company maintains reserves for potential credit losses and such losses historically have been within management's expectations.

NOTE 3 - CONCENTRATIONS

During the quarter ended September 30, 2008, two customers accounted for $4,771,973 or approximately 66.0% of the Company's revenue and those same two customers accounted for $458,064 or approximately 21.6% of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2008. During the quarter ended September 30, 2007, one customer accounted for $4,213,416 or approximately 68.7% of the Company's revenue and that same customer accounted for $521,789 or approximately 26.7% of accounts receivable, net of allowance for doubtful accounts, as of September 30, 2007. During these periods, no other customer accounted for more than 10% of revenue or accounts receivable.

NOTE 4 - RECEIVABLES - AFFILIATES AND OTHER

The Company sold its intellectual properties, including its capitalized software, to Rentar Logic on April 10, 2008 in consideration for a $3,000,000 payment obligation by Rentar Logic, secured by escrowed shares of common stock of Rentar Logic's parent company, Rentar Environmental Solutions, valued at $3,000,000, and 49% of the common stock of Rentar Logic. As of September 30, 2008, the receivable due from Rentar Logic had decreased by approximately $862,000 to approximately $2,138,000 as a result of Rentar Environmental Solutions, on behalf of Rentar Logic, issuing 120,650 shares of its common stock valued at $603,250 to repay approximately that amount of the Company's promissory notes and accrued interest thereon to four note holders, paying $90,000 in capital contributions on behalf of the Company, paying two of the Company's note holders accrued interest of $36,657, paying $54,362 to one of the Company's consultants and paying the Company $77,819.

On the sale date, the Company recorded a deferred gain on sale of $1,334,556 due to there not being any specific payment dates or amounts related to Rentar Logic's $3,000,000 payment obligation. This deferred gain was calculated by subtracting the net book value of the Company's capitalized software of $1,498,904 from the present value of the estimated payment dates or amounts related to Rentar Logic's $3,000,000 payment obligation using a discount rate of 10% which came to $2,833,460. The Company recorded a gain on asset sales for the quarter ended September 30, 2008 of $76,787 reducing the deferred gain on asset sales to $968,063.

As of September 30, 2008, $81,907 was due from Marquette Transportation Finance. This amount represented approximately 8.6% of the total invoices against which Marquette provided advances for certain CXT accounts receivable as of that date.

NOTE 5 - INTANGIBLE ASSETS

In March 2005, the Company allocated $89,874 of the purchase price for certain assets of Commodity Express Transportation, Inc. to intangible assets that are being amortized over their estimated useful lives of 5 years. In March 2006, the Company determined that the net realizable value of the intangible assets of Commodity Express Transportation, Inc. should be reduced to $45,925 and recorded $43,949 of impairments to intangible assets. As of September 30, 2008, the net book value of these intangible assets was $12,009.

The Company recorded amortization expense for all intangible assets for the quarters ended September 30, 2008 and 2007 of $2,296 and $2,296, respectively. At September 30, 2008, future amortization expense for the remaining intangible assets was as follows:

                           Fiscal Year
                           -----------
                              2009               $ 6,888
                              2010                 5,121
                                                 -------
                                                 $12,009
                                                 =======

Since fiscal year 2003, the Company had capitalized a total of $1,748,408 of its software development costs. The accumulated amortization taken on this software through June 30, 2008 was $249,504 leaving a net book value of $1,498,904 of software development costs. The Company sold its intellectual properties, including its capitalized software, to Rentar Logic on April 10, 2008 and recorded a deferred gain on sale of $1,334,556. See Note 4 - "Receivables - Affiliates and Other" for further details. As of September 30, 2008, the remaining balance of the deferred gain on sale was $986,063. During the quarters ended September 30, 2008 and 2007, the Company recorded amortization expense on its capitalized software development of $0 and $13,523, respectively.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of September 30 and June 30, 2008, the balances of the Company's outstanding debt were as follows:

                                                 September 30,       June 30,
                                                     2008              2008
                                                 -------------     -----------
Notes payable - short term                          $2,387,918      $2,417,509

Convertible notes payable
(less discounts of $69,860 and $32,111)              1,411,450       1,653,047

Long term notes payable                                 74,064          93,215
                                                 -------------     -----------
Total notes payable                                 $3,873,432      $4,163,771
                                                 =============     ===========

The Company's short term notes payable on September 30, 2008 consisted of:

     - $1,250,000 of a 16% secured promissory note with an original due date of February 8, 2008 issued to one investor. Upon funding in May 2007, the investor was assigned $400,000 principal amount of an amended version of the Company's 5% Series B secured convertible debentures that was recorded as $400,000 of interest expense. The investor immediately converted the debenture into 16,000,000 shares of common stock at $0.025 per share. The note originally was secured by a primary or secondary lien on the Company's assets excluding those assets owned by its subsidiary Fittipaldi Carriers, Inc. and 100,000 shares of Series I preferred stock convertible into 50,000,000 shares of the

         Company's common stock held in escrow. The financing agreement with the investor specified that 50,000 shares of the Series I preferred stock were to be released to the Company from escrow upon issuance of the 16,000,000 shares underlying the Series B debentures although, as of the date of filing this Form 10-Q, none of the Series I preferred shares have been released to the Company. The remaining 50,000 shares of Series I preferred stock were to be released to the Company upon full repayment of the note and accrued interest within 15 days of its original maturity date or, if not repaid by then, 5,000 shares are to be released to the investor commencing 15 days after the maturity date and on each of the next nine monthly anniversary dates thereafter as long as the note and accrued interest have not been repaid in full by such dates. As of September 30, 2008, 35,000 shares of the Series I preferred shares, convertible into 17,500,000 shares of common stock, had been released to the investor, of which 10,000 were released during the quarter ended September 30, 2008 and recorded as $77,500 of interest expense. The note and accrued interest were not repaid when due and from February 8, 2008 until March 17, 2008 the interest rate increased to 32%. On March 19, 2008, the investor agreed to extend the maturity date of the note, and accrued interest thereon, until September 18, 2008 and its interest rate was increased to 25%. The note and accrued interest were not repaid by the revised maturity date and, on October 9, 2008, the Company entered into an agreement to pay the holder $1,250,000 by December 1, 2008 in satisfaction of all obligations related to the note. The agreement also required the holder to return all shares of Series I convertible preferred stock issued to it, retaining approximately 16,000,000 shares of our common stock issued to it in July 2007 in conjunction with the issuance of the promissory note, and to release its security interest in our assets. At the time of making the agreement, the Company expected to obtain the funds for this payment from the proceeds of its sale of intellectual properties and software to Rentar Logic, its minority-owned affiliate, for $3,000,000 as disclosed in a current report on Form 8-K filed April 17, 2008. However, as of December 1, 2008, Rentar Logic had not received any financing commitments that would enable it to pay the Company and the Company had not repaid the note. If the Company is unable to make the required payment prior to December 6, 2008, then the note will be in default.

     - $670,994 owed to Marquette Transportation Finance for providing funding secured by selected CXT accounts receivable; Marquette has full recourse to CXT for any accounts receivable that remain uncollected after ninety days; Marquette maintained a reserve of CXT accounts receivable equal to 10% of the gross invoice amount that the Company recorded as accounts receivables - other and Marquette charged a financing fee of approximately 1.3% to 1.4% of the gross invoice amount that was recorded as interest expense

     - $208,241 of 16% secured promissory notes issued to three investors that were past due. These investors also were assigned an aggregate of $160,000 principal amount of an amended version of 5% Series B secured convertible debentures which were recorded as $160,000 of interest expense. These investors immediately converted the debentures into 6,400,000 shares of common stock at $0.025 per share.

     - $125,000 of 16% unsecured promissory notes issued to one investor that was past due. The investor also received 5,000,000 shares of common stock that were recorded as $140,000 of interest expense.

     - $25,000 of 8% unsecured short-term promissory notes to one investor that was past due;

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

     - $77,183 which is the short-term portion of three secured promissory notes issued by CXT in fiscal year 2007 related to the purchase of twelve used trucks. Two of these notes have interest rates of approximately 11%, are being repaid in 42 equal monthly payments totaling $6,880 including interest and have maturity dates in the first and second quarters of fiscal year 2011. The third note has a variable interest rate equal to the prime rate plus 1% and is being repaid in 17 equal monthly payments of $2,787 with a final payment of all remaining principal and accrued interest due on December 5, 2008. As of September 30, 2008, the outstanding balance of these notes was $151,247 of which $74,064 was recorded as long term notes payable.

If the Company receives a notice of non-compliance and potential default from any holder of past due notes, the Company would have an obligation to rectify or otherwise receive a waiver from the holder. While the Company had not received any such notices as of September 30, 2008, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the debt holder(s). Any default could accelerate the Company's obligations to repay all debt holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we were unable to satisfy these obligations, then the holders with security interests in certain of our assets could seek to foreclose on these assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. See Note 9 - "Subsequent Events" for further details.

The Company's convertible notes payable of $1,411,450, net of discounts on notes payable of $69,860, on September 30, 2008 consisted of:

     - $542,500 of 14.25% secured convertible debentures held by 21 investors which were past due. These debentures are secured by a first priority lien on all of the Company's assets. The conversion price for $482,500 of these debentures is approximately $0.267 per share and the conversion price for $60,000 of these debentures is $0.025 per share.

     - $50,000 of 16% secured convertible promissory notes issued to one investor which was past due. The note is secured by a lien on the Company's assets excluding the assets of Fittipaldi Carriers, Inc. and its subsidiaries. The note, and accrued interest thereon, is convertible into common stock at $0.015 per share and, commencing May 31, 2008, is subject to a penalty of 200,000 shares of common stock at the end of each month until the note and accrued interest thereon are fully repaid. Penalties of 600,000 shares valued at $12,200 were accrued as interest expense during the quarter ended September 30, 2008.

     - $100,000 of a 16% secured convertible debenture issued to one investor which was past due. The debenture is secured by a first priority lien on all the Company's assets. The debenture and accrued interest thereon are convertible into common stock at $0.025 per share and provides the Company with a right of redemption at any time without penalty subject to the investor's conversion rights.

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

     - $100,000 of an 8% unsecured convertible promissory note issued to an unaffiliated private company that was past due. The note and accrued interest thereon are convertible into common stock at $0.025 per share and provides the Company with a right of redemption to prepay the note and accrued interest at any time without penalty subject to lender's conversion right, provides the lender with a right of first refusal to purchase CXT on the same terms and conditions as may be offered by any other party.

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

     - $6,714, net of $68,286 remaining balance of discounts on notes payable recorded due to the beneficial conversion provision and warrants associated with $75,000 of 10% convertible debentures due in March 2009 issued to two lenders; the notes, and accrued interest thereon, are convertible into shares of our common stock at the greater of $0.01 per share or 50% of the average closing price of our common stock for the ten trading days immediately preceding the date we receive a notice of conversion from the lender; also, we granted the holders three-year warrants to purchase an aggregate of 7,500,000 shares of our common stock for $0.01 per share that were valued using the Black Scholes Option Pricing Model at more than the principal amount of the debentures and recorded as discounts on notes payable of $75,000 that is being amortized as interest expense over the six-month term of the notes.

     - $8,426, net of a $1,574 remaining balance of the discount on notes payable recorded due to the beneficial conversion provision valued at $2,000 associated with a $10,000 convertible debenture having a conversion price equal to a 50% of the average closing price of the common stock for the ten trading days immediately preceding the conversion date and a warrant to purchase 200,000 shares of common stock at $0.03 per share valued using the Black-Scholes option pricing model at $1,500.

If the Company receives notice of noncompliance and potential default from any holder of these convertible notes and debentures, the Company would have an obligation to rectify or otherwise receive a waiver from the holder. While the Company currently does not have any such notices, it is possible that notice could be provided at any time in the future, which would likely cause the Company to be in default under its agreement and obligations to the note holder. Any default could accelerate the Company's obligations to repay all note holders, including all accrued and unpaid interest thereon, and perhaps other obligations owed to other parties. We cannot assure you that we would be in a position to arrange alternative financing to satisfy these obligations in the event of a default. In the event we were unable to satisfy these obligations, then the secured holders could seek to foreclose on a portion of our primary assets. If these holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. See Note 9 - "Subsequent Events" for further details.

During the quarter ended September 30, 2008, the Company recognized debt discounts of $75,000 related to issuances of $75,000 of convertible notes payable during the period. Amortization of debt discounts, recorded as interest expense, was $37,251 during the quarter ended September 30, 2008.

As of September 30, 2008, the Company's long term debt of $74,064 consisted of the long term portion of two promissory notes issued by CXT in January and March 2007 for an aggregate of $288,960 secured by seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of September 30, 2008, the outstanding balance of these notes was $151,247 of which $77,183 was recorded as short-term notes payable.

As of June 30, 2008, the Company's short term notes payable of $2,417,509, net of $32,111, consisted of:

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

     - $684,537 owed to Transport Clearing East ("TCE") for providing funding secured by selected CXT accounts receivable; TCE has full recourse to CXT for any accounts receivable that are not collected within ninety days; TCE maintained a reserve of CXT accounts receivable equal to approximately 10% of the gross invoice amount that the Company recorded as accounts receivables - other and TCE charged a financing fee of approximately 1.5% of the gross invoice amount that was recorded as interest expense;

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

As of June 30, 2008, the Company's convertible notes payable of $1,653,047, net of discounts on notes payable of $32,111, consisted of:

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

As of June 30, 2008, the Company's long term debt of $93,214 consisted of the long term portion of two promissory notes issued by CXT in January and March 2007 for an aggregate of $288,960 secured by seven used trucks. These notes have interest rates of approximately 11% and are to be repaid in 42 equal monthly payments of $6,880 plus interest. As of June 30, 2008, the outstanding balance of these notes was $173,946 of which $80,731 was recorded as short-term notes payable.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------
During the quarters ended September 30, 2008 and 2007, the following changes occurred with respect to the Company's preferred stock:

     - 15,000 shares of Series I preferred stock being held in escrow were released to the holder of a $1,250,000 16% promissory note at the rate of 5,000 shares per month during the quarter ended September 30, 2008 as a penalty for not repaying the note and accrued interest following its maturity date of February 8, 2008. The value of these preferred shares was calculated by multiplying the market value of the Company's common stock on each release date by the 2,500,000 shares of common stock underlying each 5,000 shares of preferred stock for an aggregate value of $137,500 that was recorded as interest expense. There were no changes with respect to the Series I preferred stock during the quarter ended September 2007

     - Series F preferred stockholders converted two and approximately 23 shares into 400,000 and 4,661,445 shares of common stock during the quarters ended September 30, 2008 and 2007, respectively.

     - Series D convertible preferred stockholders converted three and 0 shares into 3,000,000 and 0 shares of common stock during the quarters ended September, 30, 2008 and 2007, respectively.

Common Stock
------------
The Company issued an aggregate of 15,394,314 and 48,146,008 shares of its common stock during the quarters ended September 30, 2008 and 2007, respectively.

The issuances during the quarter ended September 30, 2008 consisted of:

     - 5,493,333 shares issued to an institutional investor upon conversion of $100,000 of 8% Series D convertible debentures and $9,867 of accrued interest thereon, at a conversion price of $0.02 per share;

     - 1,500,000 shares issued to an institutional investor to re-purchase warrants to purchase an aggregate of 3,000,000 shares of common stock for prices ranging from $0.01 to $0.05 per share;

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

     - 400,000 shares issued to one investor upon conversion of 2 shares of Series F preferred stock, purchased for $5,000 per preferred share, into common stock at $0.025 per share;

     - 133,333 shares issued to a consultant working for CXT that were valued at $2,933;

The issuances during the quarter ended September 30, 2007 consisted of:

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

Stock options
-------------
The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $239,966 and $212,355 in additional compensation expense during the quarters ended September 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

Also, during the quarter ended September 30, 2008, the Company reduced the exercise price of outstanding options to purchase an aggregate of 27,950,000 shares of common stock to $0.01 per share held by four employees valued using the Black Scholes Option Pricing Model at $58,132 which was recorded as stock-based compensation and are being amortized over the remaining service period.

For the quarter ended September 30, 2007, the Company recorded stock-based compensation expense of $212,355 related to stock options granted in fiscal 2007, which are being amortized over the remaining service period.

A summary of the stock options as of September 30, 2008 and 2007 and changes during the periods is presented below:

                                          Quarter Ended September 30, 2008       Quarter Ended September 30, 2007
                                          ---------------------------------      --------------------------------
                                              Number of    Weighted Average         Number of    Weighted Average
                                                Options     Exercise Price            Options      Exercise Price
                                          -------------     --------------        -----------      --------------
   Balance at June 30                        38,549,993             $ 0.02         44,749,076               $0.03
   Granted                                            -                  -                  -                   -
   Exercised                                          -                  -                  -                   -
   Expired                                            -                  -        (18,797,938)              $0.03
   Cancelled                                          -                  -                  -                   -
                                          -------------     --------------       ------------      --------------
   Balance at September 30                   38,549,993             $ 0.01         25,951,138               $0.03

   Options exercisable at
     September 30                            38,239,584             $ 0.01         21,374,059               $0.03
                                          =============     ==============       ============      ==============

The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2008:

                                  Options Outstanding                                       Options Exercisable
     -----------------------------------------------------------------------------     ------------------------------
                                                      Weighted
                                                      Average           Weighted                           Weighted
                                                     Remaining           Average                            Average
             Range of             Number            Contractual         Exercise          Number           Exercise
          Exercise Price       Outstanding              Life              Price         Exercisable          Price
          ---------------    ----------------      ---------------  --------------     -------------      -----------
          $         0.01           36,950,000          3.55 Years   $         0.01        36,702,083   $         0.01
          $        0.025            1,500,000          3.10 Years   $        0.025         1,437,508   $        0.025
          $         0.38               99,993          0.30 Years   $         0.38            99,993   $         0.38
                             ----------------                       --------------     -------------   --------------
                                   38,549,993                       $         0.01        38,239,584   $         0.02
                             ================                       ==============     =============   ==============

The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2007:

                                  Options Outstanding                                         Options Exercisable
          ------------------------------------------------------------------------      --------------------------------
                                                      Weighted
                                                      Average            Weighted                              Weighted
                                                     Remaining           Average                               Average
             Range of             Number            Contractual         Exercise             Number            Exercise
          Exercise Price       Outstanding              Life              Price           Exercisable            Price
          ---------------    ----------------      ---------------     -----------      ----------------  --------------
     $             0.025           25,449,996          4.10 Years   $        0.025            20,872,917  $        0.025
              0.15 -0.38              501,142          0.54 Years             0.33               501,142            0.33
                             ----------------                       --------------      ----------------  --------------
                                   25,951,138                       $         0.03            21,374,059  $         0.03
                             ================                       ==============      ================  ==============

Warrants
--------
During the quarter ended September 30, 2008, the Company granted three-year warrants to purchase:

     - 1,400,000 shares of common stock of which 700,000 have an exercise price of $0.02 per share and 700,000 have an exercise price of $0.025 per share in conjunction with the issuances of an aggregate of 7 shares of Series J convertible preferred stock to five investors; the warrants were valued using the Black Scholes option pricing model at $11,680 recorded as a deemed dividend;

     - 7,500,000 shares of common stock for $0.01 per share in conjunction with the issuances of $75,000 of 10% convertible debentures due in March 2009; the warrants were valued using the Black Scholes Option Pricing Model at more than the principal amount of the debentures and recorded as discounts on notes payable of $75,000 that will be amortized as interest expense over the six-month term of the notes; and

     - granted one-year warrants to purchase an aggregate of 2,300,000 shares of common stock for $0.01 per share to three consultants valued using the Black Scholes Option Pricing Model at $50,332 which was recorded to consulting expense.

Also, during the quarter ended September 30, 2008, the Company reduced the exercise price of outstanding warrants to purchase an aggregate of 17,893,360 shares of common stock to $0.01 per share held by two consultants and a law firm valued using the Black Scholes Option Pricing Model at $41,712 which was recorded as consulting and legal expenses.

During the quarter ended September 30, 2007, the Company:

     - reduced the exercise price of warrants to purchase an aggregate of 3,000,000 shares of common stock to $0.025 per share and changed their expiration dates to April 10, 2010. The Company valued the re-priced warrants utilizing the Black-Scholes option pricing model using the following assumptions: estimated volatility of 170%, risk-free interest rate of 5%, no dividend yield, and an expected life of 5 years, and recorded approximately $14,000 as consulting fees during the three months ended September 30, 2007; and

     - granted a three-year warrant to purchase 500,000 shares of common stock to a consultant at an exercise price of $.05 per share for services rendered. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.025 or $12,563 and recorded a stock-based consulting expense of $12,563 for the three months ended September 30, 2007.

Warrant activity for the quarters ended September 30, 2008 and 2007 is summarized as follows:

                                               Quarter Ended September 30, 2008       Quarter Ended September 30, 2007
                                               --------------------------------       --------------------------------
                                                                                                             Weighted
                                                                   Weighted                                   Average
                                                  Number of        Average               Number of            Exercise
                                                   Warrants     Exercise Price            Warrants             Price
                                                -----------     --------------          -----------            -----
Balance at beginning of year                     91,160,626          $0.05               76,566,312            $0.11
Granted                                          11,200,000          $0.01                  500,000            $0.05
Exercised                                        (3,983,333)         $0.01              (     -    )              -
Cancelled                                             -                 -               (   916,667)           $0.16
Expired                                          (4,483,333)         $0.13              (     -    )              -
                                                -----------                             -----------
Balance at end of period                         93,893,960          $0.03               76,149,645            $0.08
                                                ===========         ======              ===========            =====
Warrants exercisable at end of period            93,493,960          $0.03               75,355,201            $0.08
                                                ===========         ======              ===========            =====
Weighted average fair value of warrants
  granted during the period                                         $0.015                                     $0.02

The following table summarizes information concerning warrants outstanding and exercisable at September 30, 2008:

                            Warrants Outstanding                                     Warrants Exercisable
   ------------------------------------------------------------------------    ----------------------------------
                                             Weighted
                                             Average           Weighted                             Weighted
        Range of          Number of         Remaining          Average              Number           Average
     Exercise Price       Warrants        Life in Years     Exercise Price       Exercisable     Exercise Price
     --------------       --------        -------------     --------------       -----------     --------------
     $ 0.01 - $0.15        92,593,960          2.44             $ 0.03             92,593,960        $ 0.03
     $ 0.38 - $0.50         1,000,000          1.42             $ 0.50                600,000        $ 0.50
         $ 0.75               300,000          0.42             $ 0.75                300,000        $ 0.75
                           ----------                                              ----------
                           93,893,960                                              93,493,960
                           ==========                                              ==========

The following table summarizes information concerning warrants outstanding and exercisable at September 30, 2007:

                             Warrants Outstanding                                     Warrants Exercisable
   ------------------------------------------------------------------------    ----------------------------------
                                             Weighted
                                             Average           Weighted                             Weighted
        Range of          Number of         Remaining          Average              Number           Average
     Exercise Price       Warrants        Life in Years     Exercise Price       Exercisable     Exercise Price
     --------------       --------        -------------     --------------       -----------     --------------
    $ 0.025 - $0.15        73,942,960          2.03             $ 0.07             73,748,516      $  0.07
     $ 0.20 - $0.50         1,906,685          1.46             $ 0.42              1,306,685      $  0.38
         $ 0.75               300,000          1.42             $ 0.75                300,000      $  0.75
                           ----------                                              ----------
                           76,149,645                                              75,355,201
                           ==========                                              ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2008, the Company has entered into the following transactions with its officers, directors and other related parties:

     - Reduced the exercise price to $0.01 per share of five-year options to purchase an aggregate of 11,000,000 shares of common stock to Frank Reilly, the Company's Chief Executive Officer, of which 6,000,000 were granted in November 2006 and 5,000,000 were granted in November 2007. The Company valued the re-pricing of these options using the Black Scholes Option Pricing Model at $21,371 which was recorded as stock-based compensation.

     - Reduced the exercise price to $0.01 per share of a five-year warrant to purchase 11,000,000 shares of common stock granted in September 2006 to Richard Hersh, the Company's current Chairman of its board of directors and its former Chief Executive Officer. The Company valued the re-pricing of this warrant using the Black Scholes Option Pricing Model at $25,015 which was recorded as consulting expense.

     - Reduced the exercise price to $0.01 per share of a five-year warrant to purchase 6,000,000 shares of common stock granted in January 2007 to Orin Neiman, Chief Executive Officer of Fittipaldi Carriers, Inc., the parent company of Commodity Express Transportation. The Company valued the re-pricing of these options using the Black Scholes Option Pricing Model at $23,996 which was recorded as stock-based compensation.

NOTE 9 - SUBSEQUENT EVENTS

Since October 1, 2008, the Company has issued 20,289,459 shares of its common stock as follows:

     - 6,110,089 shares issued to a private lender upon conversion of $60,000 of 10% convertible debentures, and $1,101 of accrued interest thereon, at a conversion price of $0.01 per share;

     - 4,829,370 shares issued to an institutional investor upon conversion of $100,000 of 16% convertible debentures and $20,734 of accrued interest thereon, at a conversion price of $0.025 per share;

     - 5,766,667 shares issued to three investors to re-purchase warrants to purchase an aggregate of 10,416,666 shares of common stock for prices ranging from $0.01 to $0.05 per share;

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

     - 200,000 shares issued to one investor upon conversion of 1 shares of Series F preferred stock, purchased for $5,000 per preferred share, into common stock at $0.025 per share;

     - 133,333 shares issued to a consultant working for CXT that were valued at $1,067;

Also, since October 1, 2008, the Company has:

     - decreased other receivables due from Rentar Logic by approximately $36,000 as a result of Rentar Environmental Solutions, on behalf of Rentar Logic, paying $18,000 of the Company's payroll expense; as of December 1, 2008, the other receivables due from Rentar Logic was approximately $2,102,000;

     - issued three lenders $55,417 of 10% convertible debentures due in March and April 2009 and convertible into shares of our common stock at the greater of $0.01 per share or 50% of the average closing price of our common stock for the ten trading days immediately preceding the date we receive a notice of conversion from the lender; also, we granted the holders three-year warrants to purchase an aggregate of 5,766,700 shares of our common stock for $0.01 per share that were valued using the Black Scholes Option Pricing Model at more than the principal amount of the debentures and recorded as discounts on notes payable of $57,667 that will be amortized as interest expense over the six-month term of the notes;

     - granted one-year warrants to purchase 200,000 shares of common stock for $0.01 per share to one investor valued using the Black Scholes Option Pricing Model at $1,090 which was recorded to consulting expense;

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

     - entered into an agreement with the holder of a $1,250,000 promissory note that was due on September 18, 2008 to pay the holder $1,250,000 by December 1, 2008 in satisfaction of all obligations related to the note. Promptly after making the payment, the holder has agreed to return all shares of Series I convertible preferred stock issued to it, retaining approximately 16,000,000 shares of our common stock issued to it in July 2007 in conjunction with the issuance of the promissory note, and to release its security interest in our assets. At the time of making the agreement in October, the Company expected to obtain the funds for this payment from the proceeds of the sale of its intellectual properties and software to Rentar Logic, its minority-owned affiliate for $3,000,000 as disclosed in the current report on Form 8-K filed April 17, 2008. However, as of December 1, 2008, Rentar Logic had not received any financing commitments that would enable it to pay the Company. If the Company is unable to make the required payment prior to December 6, 2008, then the note will be in default. No assurance can be given that the Company would be in a position to arrange alternative financing to satisfy the obligations to the holder in the event of a default. If the Company is unable to arrange alternative financing or obtain a waiver from the holder, then the note, and all accrued and unpaid interest thereon, would become due and payable without further notice. In the event the Company is unable to satisfy these obligations, then the holder could seek to foreclose on the assets securing the note. If the holder was successful, the Company would be unable to conduct its business as it is presently conducted and its ability to generate revenue and fund our ongoing operations would be materially adversely affected. Upon closing this transaction, the Company estimates that it would record a gain on debt settlement of approximately $750,000 reflecting both the forgiveness of accrued interest and the return of all outstanding shares of Series I convertible preferred stock.

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

The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $239,966 and $212,355 in additional compensation expense during the quarters ended September 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

Based on the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment at each balance sheet date. Among the factors considered in such evaluations is the occurrence of a significant event, a significant change in the environment in which the business assets operate, or if the expected future undiscounted cash flows are determined to be less than the carrying value of the assets. If impairment is deemed to exist, an impairment charge would be recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the assets. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. As of September 30, 2008, management expected its long-lived assets to be fully recoverable.

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

For the quarters ended September 30, 2008 and 2007, virtually all of our revenue was generated by providing freight transportation services. This revenue includes the total dollar value of services purchased from us by our customers. In some instances, our freight transportation services are provided to our customers using our own transportation equipment, referred to as asset-based services. In other instances, our freight transportation services are provided to our customers using the transportation equipment of independent truck owner-operators under contract with CXT as well as by numerous unaffiliated trucking companies located throughout the United States arranged by CXT's freight transportation brokerage, referred to as non-asset based services.

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

To a far lesser extent, we generated revenue by providing various services including software development, system integration, consulting, training, implementation and access to our proprietary software applications. For the quarters ended September 30, 2008 and 2007, less than 1% of our total revenue was attributable to revenue from providing these other services. This source of revenue ended upon the sale of our intellectual properties and software applications to Rentar Logic in April 2008.

During the quarter ended September 30, 2008, revenue generated from two customers represented $4,771,973 or approximately 66.0% of our freight transportation revenue. During the quarter ended September 30, 2007, revenue generated from one of these same customers represented $4,213,416 or approximately 69.0% of our freight transportation revenue. Because our agreement with these customers can be terminated upon a 30 days notice to us, our dependence on revenues from these customers puts us at risk until such time, if ever, that we can diversify our revenue base. In November 2008, CXT was notified that the contract with one of these two large customers had been terminated. In order to lessen the risks to us from this dependence on certain customers, we are marketing our services to the maximum extent permitted by our limited sales and marketing budget.

During fiscal year 2009, our greatest challenge is expected to continue to be raising sufficient capital to fund our ongoing operations, repay past due debts and repay other debts as they become due. As of November 20, 2008, we had $2,914,551 in total debt and accrued interest thereon either past due or due in fiscal year 2009. If we are unable to secure additional capital as needed, then we may be unable to satisfy these obligations which could adversely affect our ability to continue our operations as presently conducted. In the event we were unable to satisfy these obligations, then the holders could seek to foreclose on our primary assets. If the holders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2008 compared to the Quarter Ended September 30,
2007

Revenue

Total revenue generated during the quarter ended September 30, 2008 increased by $1,107,852 or approximately 18.1% compared with total revenue generated during the quarter ended September 30, 2007. Most of this increase can be attributed to CXT being the dedicated transportation provider for a major corrugated box manufacturing plant in South Carolina for the entire first quarter of fiscal year 2009 but only during the last month of the first quarter of fiscal year 2008.

We anticipate that our total revenue will decrease during the remaining three quarters of fiscal year 2009 by approximately 40%. This revenue decline primarily is a result of the loss of CXT's largest customer in November 2008 and, to a much lesser extent to the sale of the Company's logistics technology operation to Rentar Logic, Inc. in April 2008. We are seeking to offset this decline by obtaining additional customers for our freight transportation and brokerage operations as well as for the products and services offered by Rentar Logic, Inc., our minority-owned affiliate.

Operating Expenses

Total operating expenses incurred during the quarter ended September 30, 2008 increased by $953,328 or approximately 14.3% compared with the quarter ended September 30, 2007. Nearly all of this increase was due to a $944,436 or approximately 17.0% increase in freight transportation expenses. The increase in freight transportation expenses during the quarter ended September 30, 2008 was directly attributed to the increase in freight transportation revenue as they are variable costs that change by relatively the same percentage as freight transportation revenue assuming a constant gross margin is maintained. We expect freight transportation expenses during the remaining three quarters of fiscal year 2009 to decrease proportionately with our estimated 40% decrease in freight transportation revenue during the remaining three quarters of fiscal year 2009.

Selling, general and administrative expenses were nearly unchanged on a percentage basis as a increase of $88,597 or approximately 13.3% in salaries, benefits and consulting fees mostly was offset by a decrease of $79,705 or approximately 17.2% in other selling, general and administrative expenses. The increase in salaries, benefits and consulting expenses during the quarter ended September 30, 2008 consisted of a $65,038 increase by our corporate operations and a $23,559 increase by CXT. This increase was offset by a decrease in other selling, general and administrative expenses which consisted of decreases of $78,726 by our corporate operations and $6,498 by Power2Ship Intermodal and an increase of $5,519 by CXT. Management expects quarterly other selling, general and administrative expenses for existing operations during the remainder of fiscal year 2009 to be comparable to the amount incurred during the first quarter of fiscal year 2009.

Other Income (Expenses)

Total other expenses decreased by $1,383,382 or approximately 83.0% during the quarter ended September 30, 2008 as compared with the quarter ended September 30, 2006. This decrease primarily was due to a decrease in interest expense, net of interest income, of $1,306,595 or approximately 78.4%. In addition, other expense was reduced due to a $76,787 gain on sale recorded as a result of payments made to the Company by Rentar Logic.

The decrease in interest expense, net of interest income, primarily was a result of reductions in non-cash interest expense incurred in the quarter ended September 30, 2007 in connection with:

     -   conversions of notes payable into Series F preferred stock of $126,765;

     - assignments of $700,000 of convertible debentures as additional consideration to five lenders that provided the Company with $2,000,000; and

     - common stock and warrants issued for interest and debt settlements of $454,789;

     plus a reduction of $136,338 in discounts on notes payables recorded as interest expense during the quarter ended September 30, 2008.

     These reductions in non-cash interest expenses partially was offset by an increase in non-cash interest expense of $137,500 incurred in the quarter ended September 30, 2008 in connection with the release of Series I preferred stock as a penalty for not repaying a $1,250,000 secured promissory note to one investor;

Management expects quarterly other expenses during the remainder of fiscal year 2009 to be lower than during the quarter ended September 30, 2008 primarily since we are negotiating with the holders of our convertible debentures and promissory notes to convert their some or all of their debt securities into our equity securities. However, we cannot provide any assurance that such negotiations will be successful and, if not, if we can raise sufficient capital to satisfy the obligations related to these debentures and promissory note. Further, if outstanding debt is re-structured or replaced with other debt, then interest expense could increase as a result of costs incurred in such lending arrangements that may include higher interest rates, penalties and other transaction fees.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses and negative cash flows from operations since our inception, and the report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2008 states that our historical financial results raise substantial doubt about our ability to continue as a going concern. As of September 30, 2008, we had an accumulated deficit of $37,709,285, a stockholders' deficit of $3,720,464, and unrestricted cash and cash equivalents of $142,420.

The Company's working capital deficit decreased by $98,459 or approximately 2.2% to $4,465,387 at September 30, 2008 as compared with $4,563,846 at June 30, 2008. This lower deficit was attributed to current assets increasing by $453,757 while current liabilities increased by $355,298.

The increase in current assets from June 30 to September 30, 2008 resulted from increases in:

         -    Cash of $64,881 and

         -    Accounts receivable of $716,732

         that partially were offset by:

         - Decreases in receivables - affiliates and other of $309,101, primarily from the repayment of a portion of the obligation from Rentar Logic for their purchase of our intellectual properties in April 2008, and

         -    Prepaid expenses of $18,755.

The increase in current liabilities from June 30 to September 30, 2008 resulted from increases in accounts payable and accrued expenses of $705,624 that partially were offset by decreases in:

         -    Short term and convertible notes payable of $271,188;

         -    Deferred gain on sale of $76,788 and accrued salaries of $2,350.

Our $64,881 increase in unrestricted cash and cash equivalents from June 30 to September 30, 2008 consisted of $326,932 provided by operating activities and $20,821 provided by investing activities that partially were offset by $282,871 used in financing activities.

The Company's net cash from operating activities improved by $831,054 to $326,931 during the quarter ended September 30, 2008 compared with a use of $504,123 during the quarter ended September 30, 2007 as a result of:

         -    Net loss decreasing by $1,537,906 or 69.2%; and

         - Cash provided by changes in operating assets and liabilities increasing by $649,459 to $522,237 from a use of $127,222 in the quarter ended September 30, 2007 that partially were than offset by:

      - Adjustments to reconcile the net loss to net cash used in operating activities of $1,356,311 associated with non-cash expenses that consisted of decreases in:

         -    Depreciation and amortization totaling $183,342;

         -    Gain on sale of $76,787;

         - Expenses associated with the issuance of our common stock and warrants as payment for services, interest and debt settlement of $415,941;

         - Interest expense in connection with the conversion of notes payable and assignment of convertible debentures of $830,162; and

         - Interest income in connect with the payment of Rentar common stock of $18,249;

              that partially were offset by increases in:

         - Interest expense of $137,500 related to the release of Series I preferred stock as a penalty for not repaying a $1,250,000 secured promissory note to one investor;

         -    Fair value of stock options issued to employees of $27,611; and

         -    Bad debt expense of $3,059.

Net cash from investing activities during the quarter ended September 30, 2008 improved by $155,595 to $20,821 provided by investing activities compared with $134,774 used in investing activities in the quarter ended September 30, 2007. The increase resulted from decreases of $47,040 in purchases of property and equipment and $80,525 in capitalized costs of software development combined with $28,030 collected on the note receivable from Rentar Logic from the sale of its intellectual properties in April 2008.

Net cash provided by financing activities decreased by $919,398 to a use of $282,871 during the quarter ended September 30, 2008 compared with a source of $636,527 during the quarter ended September 30, 2007 as a result of a:

      - decrease of $2,045,000 in proceeds received from issuances of promissory notes and notes payable;

      - decrease of $412,118 in proceeds received from our line of credit which terminated during fiscal year 2008; and

      - increase of $322,793 in repayments of notes payable and promissory notes;

         that partially were offset by:

      - Reduced repayments of promissory notes, loans payable and notes payable by $1,835,839;

      -  Proceeds of $17,500 from the sale of preferred stock and warrants; and

      -  Proceeds of $7,174 from the exercise of stock warrants;

We estimate that our cash on hand on December 1, 2008 will fund our operating activities for approximately ninety days. This estimate is based on our cash and cash equivalents of $142,420 as of September 30, 2008 and the proceeds received since September 30, 2008 from the issuance of $55,417 of our 10% convertible debentures to three investors and $60,461 received from Rentar Environmental Solutions, on behalf of Rentar Logic, related to their purchase of our intellectual properties in April 2008. If we are unable to obtain additional working capital before then, we will request that certain management personnel defer some or all of their compensation and attempt to further reduce our personnel and administrative costs so that we may continue to meet operating obligations until such time as we can raise additional working capital. If we are unable to raise additional working capital as needed, we may be required to curtail or discontinue some or all of our business and operations.

Our future capital requirements depend primarily on the rate at which we can decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services, the degree to which competitive products and services are introduced to the market, and our ability to attract key personnel as we grow. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of NuState Energy Holdings held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations and for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all. Our ability to continue our existing operations and to continue to implement our growth and acquisition strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of adversely affecting our ongoing operations and limiting our ability to increase our revenues or possibly attain profitable operations in the future. If we are unable to raise sufficient working capital as needed, our ability to continue our business and operations will be in jeopardy. As of December 1, 2008, all of our assets served as collateral for $771,310 of our 14.25% secured convertible debentures, $542,500 of which are past due, and certain of our assets, excluding those held by Fittipaldi Carriers, Inc. and its subsidiaries, served as collateral for $1,458,241 of our 16% secured promissory notes, all of which is past due. If we default on our obligations under any of these securities including, but not limited to, the payment of interest when due, then the debenture holders could foreclose on our assets and we would be unable to continue our business and operations.

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

Our management, including our Chief Executive Officer, who also serves as our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on such evaluation and as a result of the material weaknesses in our internal controls and procedures as discussed in greater detail below, our Chief Executive Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective:

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in

Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting was not effective based on these criteria.

During the assessment of our internal controls as of September 30, 2008 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of control deficiencies related to (i) our untimely reconciliation of various general ledger accounts, (ii) our untimely recognition of accounts receivable reserves, and (iii) the inability of our accounting department to provide a draft of this quarterly report on Form 10-Q, including our financial statements, to our management and our accounting and legal professionals with sufficient time to perform an adequate review of this document and to ensure the timely filing thereof.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer

         32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Principal Executive Officer and Principal Financial and Accounting Officer

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 2008
                                    NuSTATE ENERGY HOLDINGS, INC.

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

Signature                  Titles                                               Date
---------                  ------                                               ----
/s/ Frank P. Reilly
-------------------
Frank P. Reilly            Chief Executive Officer, Principal Executive
                           Officer and Principal Financial and
                           Accounting Officer                                   December 3, 2008

/s/ Richard Hersh          Director                                             December 3, 2008
-----------------
Richard Hersh