Form 10-Q
period 2013-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2013-05-20
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 000-25753

NUSTATE ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-04496677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 MAIN STREET, SUITE 1980,
COLUMBIA,
SOUTH CAROLINA 29201
 (Address of principal executive offices)

(803) 748 1309
 (Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 17, 2013, was 504,383,202.

When used in this quarterly report, the terms “Nustate,” “the Company,” “ we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of NuState Energy Holdings, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our registration statement on Form 10 as filed with the Securities and Exchange Commission, or the SEC, on May 8, 2013. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10.

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.
BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$2,513	$10
Total assets	$2,513	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$394,741	$388,704
Accrued compensation	930,400	1,420,400
Liabilities of discontinued operations	-	1,494,406
Derivative liability	-	5,556
Notes and Convertible notes payable and accrued interest less unamortized discount	3,193,028	2,920,013
Total liabilities	4,518,169	6,229,079

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series B, 200,000 shares authorized, 149,600 shares issued and outstanding	1,496	1,496
Series C, 20,000 shares authorized, 332 shares issued and outstanding	3	3
Series D, 40 shares authorized, 19 shares issued and outstanding	-	-
Series F, 500,000 shares authorized, 128 shares issued and outstanding	1	1
Series G, 6 shares authorized, -0- issued and outstanding	-	-
Series H, 1,600 shares authorized, 70 shares issued and outstanding.	-	-
Series I, 100,000 shares authorized, 30,000 shares issued and outstanding	300	300
Series J, 80 shares authorized, 2 shares issued and outstanding	-	-
Series Y, 87,000 shares authorized, 87,000 shares issued and outstanding	870	870

Common stock; $.001 par value; 750,000,000 shares authorized; 454,383,202 and 327,216,535 issued and outstanding	454,383	327,216
Additional paid-in capital	35,259,541	34,562,775
Accumulated deficit	(40,232,250)	(41,121,730)

Total stockholders’ deficit	(4,515,656)	(6,229,069)

Total liabilities and stockholders’ deficit	$2,513	$10

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three-month periods ended March 31,		Nine-month periods ended March 31,
	2013	2012	2013	2012

Operating expenses:
Selling, general and administrative	$95,550	$139,598	$320,535	$556,759
Total operating expenses	95,550	139,598	320,535	556,759

Operating loss	95,550	139,598	320,535	556,759

Other expense:
Decrease in fair value of derivative liabilities	-	26,606	5,556	87,197
Interest expense	(113,619)	(101,290)	(233,847)	(279,023)
	(113,619)	(74,684)	(228,291)	(191,826)

Net loss from continuing operations	(209,169)	(214,282)	(548,826)	(748,585)

Discontinued operations:
Gain on extinguishment of debt of discontinued operations	-	-	1,494,406	-
Net income from discontinued operations	-	-	1,494,406	-

Net income (loss)	(209,169)	(214,282)	945,580	(748,585)

Less dividends Series B Preferred stock	(18,700)	(18,700)	(56,100)	(56,100)

Net (loss) income attributable to common shareholders	$(227,869)	$(232,982)	$889,480	$(804,685)

Earnings per share:
Basic
Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$-
Net per share	$-	$-	$-	$-

Diluted
Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$-
Net per share	$-	$-	$-	$-

Basic weighted average common shares outstanding	444,205,424	322,216,535	389,714,231	321,335,054
Diluted weighted average common shares outstanding-continuing operations	444,205,424	322,216,535	389,714,231	321,335,054
Diluted weighted average common shares outstanding-discontinued operations	444,205,424	322,216,535	389,714,231	321,335,054

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month periods ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(548,826)	$(748,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,712	130,597
Fair value of shares issued to satisfy obligations	-	6,500
Fair value of options and warrants issued for services	-	5,000
Decrease in fair value of derivative liability	(5,556)	(87,197)
Changes in operating assets and liabilities:
Other receivable	-	315,000
Accounts payable	6,037	(114,125)
Accrued interest	230,136	148,426
Accrued compensation	192,000	172,500
Net cash used in continuing operations	(122,497)	(171,884)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(122,497)	(171,884)

Cash flows from financing activities:
Proceeds from issuance of common stock	70,000	-
Proceeds from issuance of convertible notes payable	55,000	160,000

Net cash provided by financing activities	125,000	160,000

Net increase (decrease) in cash	2,503	(11,884)

Cash, beginning of period	10	12,896

Cash, end of period	$2,513	$1,012

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of note payables to common stock	$10,000	$25,000
Preferred stock dividends	$56,100	$56,100
Embedded conversion features	$-	$89,089
Issuance of shares pursuant to non-cash exercise of options to satisfy obligations	$150,000	$-
Issuance of note payable to satisfy certain liabilities	$-	$132,000
Issuance of shares to satisfy accrued compensation	$250,000	$-
Forfeiture of officer's compensation	$282,000	$-
Gain on extinguishment of debt of discontinued operations	$1,494,406	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

NuState Energy Holdings, Inc., or the Company, is a Nevada corporation, incorporated in October 1987.  It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc., between May 2003 and November 2006, and Fittipaldi Logistics, Inc. between November 2006 and December 2007.

The Company had two wholly-owned subsidiaries, Commodity Express Transportation, Inc., or CXT, and Power2Ship Intermodal, Inc., or P2SI, which ceased operations in May 2009 and June 2006, respectively. CXT had a wholly-owned subsidiary, Commodity Express Brokerage, Inc.

In August 2012, the Company’s wholly-owned subsidiaries, CXT and P2SI, have filed a voluntary petition of liquidation under the Chapter 7 of the US Bankruptcy Code. The two subsidiaries became subject to the control of the court in which the petition was filed.  The Company ceased to have a controlling financial interest of the subsidiaries upon filing, and accordingly, has deconsolidated the subsidiaries during the nine-month period ended March 31, 2013.  The subsidiaries had no assets and $1,494,406 in liabilities as of the date of the filing.  The deconsolidation of the subsidiaries resulted in other income of $1,494,406 during the nine-month period ended March 31, 2013, which consists of the extinguishment of debt of the subsidiaries.

CXT was a provider of truck transportation and third-party logistics services. P2SI was a provider of intermodal drayage transportation services.

During April 2008, the Company sold certain intellectual property and software to Rentar Logic, Inc., or Rentar, in consideration for $3,000,000 and a 49% interest in Rentar.  In April 2010, Rentar issued 384,366 shares of its common stock to satisfy its obligation of approximately $1.9 million with the Company.  Contemporaneously, during April 2010, the Company relinquished its interest in Rentar to satisfy its obligations under three notes payable with a carrying value of $1.9 million.

The balance sheet presented as of June 30, 2012 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended June 30, 2012 included in our accompanying Registration Statement on Form 10.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month periods ended March 31, 2013 are not necessarily indicative of the results for the year ending June 30, 2013.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $122,000 during the nine-month period ended March 31, 2013 and has a working capital deficit of approximately $4.5 million at March 31, 2013.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about recovery of assets from discontinued operations and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended March 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit.

The Company's other receivable was the result of a judgment in favor of the Company.  The net proceeds from such judgment were received during fiscal 2012.

Fair Value of Financial Instruments

The Company accounts, for assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company’s derivative liability at June 30, 2012 is classified as Level 3 financial instrument.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, other receivable, accounts payable and accrued expenses, accrued compensation, note and convertible promissory notes payable, and liabilities from discontinued operations approximate their fair value due to the short maturity of these items.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40, Contracts in Entity’s own Equity, provides that, among other things, generally, if an event is not within the entity’s control, such contract could require net cash settlement and shall be classified as an asset or a liability.

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  The Company issued certain promissory notes during fiscal 2012 which were convertible at variable rates.  Such instruments were deemed to include embedded conversion features until June 23, 2012, at which time, the Company and the note holders agreed to set a floor on the conversion rate.  Accordingly, the Company’s outstanding instruments are convertible at fixed rates at March 31, 2013.   Additionally, certain convertible promissory notes aggregating $145,000 included subsequent financing reset provisions which were recorded as embedded conversion features at each measurement date through June 23, 2012, the date at which such notes became convertible at a fixed rate.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company has elected to use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Segment Reporting

The Company operates in one segment, which is to search for possible acquisition targets and merge with an operating company. The Company's chief operating decision-maker evaluates the performance of the Company based upon expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements as their affect would be anti-dilutive.

	Three-months ended		Nine-months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Numerator:
Net loss from continuing operations	$(209,169)	$(214,282)	$(548,826)	$(748,585)
Decrease in fair value of deriviative liabilities	-	26,606	5,556	87,197
Preferred stock dividends	(18,700)	(18,700)	(56,100)	(56,100)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(227,869)	$(206,376)	$(599,370)	$(717,488)

Net income from discontinued operations	$-	$-	$1,494,406	$-

Denominator:
Denominator for basic earnings per share-weighted average shares	444,205,424	322,216,535	389,714,231	321,335,054
Effect of dilutive securities-when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible promissory notes	-	-	-	-
Preferred Stock Series B	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	444,205,424	322,216,535	389,714,231	321,335,054

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$-
Net earnings (loss) per share-basic	$-	$-	$-	$-

Dilted
Continuing operations, as adjusted	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$-
Net earnings (loss) per share-diluted	$-	$-	$-	$-

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month periods ended March 31,		Nine-month periods ended March 31,
	2013	2012	2013	2012

Series B Preferred Stock	2,992,000	2,992,000	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000	500,000	500,000
Series Y Preferred Stock	230,405	230,405	230,405	230,405
Convertible notes payable	173,664,930	122,360,064	163,925,004	103,146,240
Options	6,200,000	74,000,000	30,103,704	80,311,111
Warrants	54,758,404	28,500,000	56,980,626	34,330,370
	300,869,939	291,106,669	317,255,939	284,034,326

The anti-dilutive common shares outstanding at March 31, 2013 and 2012 are as follows:

	2013	2012

Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	230,405	230,405
Convertible notes payable	173,664,930	126,525,441
Options	-	62,000,000
Warrants	50,047,293	28,500,000
	289,958,828	283,272,046

NOTE 3: DERIVATIVE LIABILITY

A summary of the transactions related to the derivative liability for the nine-month period ended March 31, 2013 and the year ended June 30, 2012 is as follows:

Nine-months ended March 31, 2013

Derivative liability at July 1, 2012	$5,556
Decrease in fair value of derivative liability, recognized as other income	(5,556)
Derivative liability at March 31, 2013	$-

Year ended June 30, 2012

Derivative liability at July 1, 2011	$92,273
Issuance of embedded conversion features, recognized as debt discount	89,091
Decrease in fair value of derivative liability, recognized as other income	(26,086)
Reclassification of liability contracts to equity contracts	(147,222)
Conversion of notes payable	(2,500)
Derivative liability at June 30, 2012	$5,556

The Company used the binomial method to determine the fair value of the derivative liability at each measurement dates, using the following assumptions:

	March 31,
	2013	2012
Effective Exercise price	N/A	$0.00088	-	0.00096
Effective Market price	N/A	$0.0011	-	0.0012
Volatility	N/A		236%
Risk-free interest	N/A		0.04%
Terms (months)	N/A	1	-	6
Expected dividend rate	N/A		0%

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.7 million and $1.6 million at March 31, 2013 and June 30, 2012, respectively.  The accrued interest amounted to approximately $1 million and $897,000 at March 31, 2013 and June 30, 2012, respectively.  The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum.  Interest is generally payable monthly.  The Convertible Notes Payable are generally convertible at rates ranging between $0.01 and 0.0267 per share, at the holders’ option. At March 31, 2013, all convertible promissory notes have matured.

If the obligations under a certain convertible promissory note of $100,000 are not met by January 1, 2013, the amount payable under the note increases to $150,000. This note is still outstanding as of March 31, 2013, and the $50,000 principal increase has been recognized as interest expense on our statement of operations for the nine-month period ended March 31, 2013.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 19,200,000 warrants, exercisable at a rate of $0.025.  The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $265,000 at March 31, 2013 and June 30, 2012.  The related accrued interest amounted to approximately $191,000 and $162,000 at March 31, 2013 and June 30, 2012, respectively.  The Notes Payable bear interest at rates ranging between 8% and 16% per annum.  Interest is generally payable monthly.  All promissory notes have matured as of March 31, 2013.

Transactions

The Company generated proceeds of $55,000 from the issuance of convertible promissory notes during the nine-month period ended March 31, 2013.

The Company issued 14,000,000 shares of its common stock pursuant to private placements amounting to $70,000 during the nine-month period ended March 31, 2013.

The Company issued 60,000,000 shares of its common stock pursuant to a non-cash exercise of options to satisfy obligations of $150,000 during the nine-month period ended March 31, 2013.

The Company issued 3,166,167 shares of its common stock pursuant to the conversion of convertible promissory notes amounting to $10,000 during the nine-month period ended March 31, 2013.

The Company generated proceeds of $160,000 from the issuance of convertible promissory notes during the nine-month period ended March 31, 2012.

The Company issued 5,000,000 shares of its common stock pursuant to the conversion of convertible promissory note amounting to $25,000 during the nine-month period ended March 31, 2012.

The Company issued 5,000,000 shares of its common stock to satisfy obligations of $6,500 during the nine-month period ended March 31, 2012.

The Company recognized debt discount of approximately $89,000 during the nine-month period ended March 31, 2012 pursuant to issuance of embedded conversion features associated with the issuance of convertible promissory notes payable.

The Company recognized interest expense of approximately $184,000 and $279,000 during the nine-month periods ended March 31, 2013 and 2012, respectively, including amortization of debt discount of approximately $4,000 and  $131,000 during the nine-month periods ended March 31, 2013 and 2012, respectively.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended March 31, 2012 is as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Conversion of convertible notes payable	5,000,000	25,000	0.005
Shares issued to satisfy obligations	5,000,000	6,500	0.001

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended March 31, 2013 is as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Shars issued to satisfy accrued compensation	50,000,000	250,000	0.005
Conversion of convertible notes payable	3,166,667	15,833	0.005
Shares issued pursuant to private placement	14,000,000	70,000	0.005
Shares issued pursuant to non-cash exercise of options to satisfy obligations	60,000,000	150,000	0.0025

Preferred Stock

All issued and outstanding shares of the Company's preferred stock has a par value of $0.01 per share and rank prior to any class or series of the Company's common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends, except for Series Y Preferred Stock.

Series B Preferred Stock

The Series B Preferred Stock has a stated value of $5.00 per share. Each share of Series B preferred Stock is convertible in 20 shares of the Company's common stock. In addition, the holders of the preferred stock are entitled to receive annual dividends of 10% payable in cash or shares of the Company's common stock, at the Company’s option.

At March 31, 2013, the Company has not declared the payment of dividends aggregating approximately $430,100.

Series C Preferred Stock

The Series C Preferred Stock has a stated value of $30.00 per share. Each share of Series C Preferred Stock is convertible in 100 shares of the Company's common stock.

Series D Preferred Stock

The Series D Preferred Stock has a stated value of $25,000 per share. Each share of the Series D preferred Stock is convertible in 1,000,000 shares of the Company's common stock. In addition, the holders of the Series D Preferred Stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil.

Series F Preferred Stock

The Series F Preferred Stock has a stated value of $5,000 per share. Each share of Series F Preferred Stock is convertible in 200,000 shares of the Company's common stock.

Series H Preferred Stock

The Series H Preferred Stock has a stated value of $1,000 per share. Each share of Series H Preferred Stock is convertible in 1,000,000 shares of the Company's common stock.

Series I Preferred Stock

The Series I Preferred Stock has a stated value of $10.00 per share. Each share of Series I Preferred Stock is convertible into 500 shares of the Company's common stock.

Series J Preferred Stock

The Series J Preferred Stock has a stated value of $2,500 per share. Each share of the Series J Preferred Stock is convertible into the Company’s common shares using a conversion price equal to 50% of the average closing price of the Company's common stock for the ten trading days immediately preceding the conversion date, although in no instance less than $0.01 per share or greater than $0.03 per share.

Series Y Preferred Stock

The Series Y Preferred Stock has a stated value and par value of $.01 and has no liquidity preference. Each share of Series Y Preferred Stock has 200 votes per share and has the right to vote with the common shareholders in all matters. The shares are convertible into 230,405 shares of the Company's common stock at the holder's option.  The shares are held by one of the Company’s former Chairman of the Board.

Forfeiture of Officer’s Compensation

During the nine-month period ended March 31, 2013, the Company included $282,000 in additional paid in capital to record the forfeiture of officer’s compensation by the Chairman and Chief Executive Officer.

Warrants

The Company issued 6,500,000 warrants to several note holders in lieu of interest during the nine-month period ended March 31, 2012. The warrants are exercisable at a range of $0.025 - $0.005 per share and expire in July and September 2014. The fair value of the warrants at issuance of $92,000 is included in interest expense.

The Company issued 7,000,000 warrants pursuant to private placements during the nine-month period ended March 31, 2013. The warrants are exercisable at a rate of $0.025 per share and expire in August 2014 and March 2015.

Options

In January 2001, The Company adopted the 2001 Employee Stock Compensation Plan, or the Plan.
The Plan provided for stock compensation through the award of shares of the Company’s common stock.

The Company’s board of directors may appoint a Compensation Committee of the board of directors to administer the Plan. In the absence of such appointment, the board of directors was responsible for the administration of the Plan. The Company did not appoint a Compensation Committee to administer the plan. The board of directors had the sole power to award shares of common stock under the Plan, as well as determining those eligible to receive an award of Plan shares. Awards of shares under the Plan may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee.

The maximum number of shares which may be awarded under the plan is 5,000,000. Awards were generally granted to:

●	executive officers, officers and directors (including advisory and other special directors) of the Company;
●	full-time and part-time employees of our company;
●	natural persons engaged by us as a consultant, advisor or agent;
and;
●	a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by us.

Grants to employees may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered may not be sold at less than the fair value of our common stock on the date of grant.

The plan terminated in January 2011.  The board of directors had absolute discretion to amend the plan with the exception that the board had no authority to extend the term of the plan, to increase the number of shares subject to award under the plan or to amend the definition of "Employee" under the plan.

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, July 1, 2011	86,000,000	$0.01		-
Granted	-	-
Exercised	-	-
Forfeitures	(12,000,000)	0.025
Outstanding at June 30, 2012	74,000,000	0.01	0.86
Granted	-	-
Exercised	(60,000,000)	0.025
Forfeitures	(14,000,000)	0.025
Outstanding and exercisable at March 31, 2013	-	$-	-	$-

	2012	2011
Weighted-average grant date fair value	N/A	N/A
Fair value of options, recognized as selling, general, and administrative expenses number of options granted	N/A	N/A

The total compensation cost related to non-vested awards not yet recognized amounted to $0 at March 31, 2013.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NOTE 6: RELATED PARTY TRANSACTIONS

During the nine-month periods ended March 31, 2013 and 2012, the Company incurred expenses of $90,000 and $108,750, respectively, and paid $72,500 and $126,000, respectively, to a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and President.

During the nine-month period ended March 31, 2012, the Company issued 5,000,000 warrants with a fair value of $5,000 to a related party which employed our acting Chief Operating Officer, exercisable at $0.005 per share, expiring in September 2014. The Company also incurred expenses of $90,000  to the same related party during the nine-month period ended March 31, 2012, and paid the same related party $3,500 and $31,000 as compensation to our acting Chief Operating Officer during the nine-month periods ended March 31, 2013 and 2012, respectively.

NOTE 7: SUBSEQUENT EVENTS

In April 2013, the Company issued 50,000,000 shares of its common stock to its Chairman of the Board and Chief Executive Officer to satisfy an accrued compensation liability of $250,000.

ITEM 2. Management's Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Registration Statement on Form 10 for the year ended June 30, 2012. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The company was incorporated in Nevada as Jaguar Investments, Inc. during October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007.

The Company has two wholly owned subsidiaries, Commodity Express Transportation, Inc. or CXT, a former provider of truck transportation and third-party logistics services, and Power2Ship Intermodal, Inc. or P2SI, a former provider of intermodal drayage transportation services, which ceased operations in May 2009 and June 2006, respectively. CXT has a wholly owned subsidiary, Commodity Express Brokerage, Inc.

On February 12, 2009, the Company filed Form 15 to terminate registration of its common stock under section 12(g) of the Securities Exchange Act of 1934 and subsequently has not submitted any filings to the Securities and Exchange Commission. During the period from February 2009 through April 2010, the Company had several changes to its officers and directors and moved its offices twice. Presently, the Company’s Chairman and President, since April 2010, and its Chief Executive Officer, since July 2010, is Kevin Yates. The Company’s headquarters is located at 1201 Main Street, Suite 1980, Columbia, S.C. 29201. Since April 2010, the Company’s current management developed, and began implementing, the following strategic plan designed to increase the Company’s shareholders’ value:

1.	Improve the Company’s balance sheet by reducing liabilities and regaining use of certain of its intellectual property and software,
2.	Settle litigation,
3.	Identify potential merger or acquisition candidates with whom the Company could enter into a transaction upon the Company achieving items 1 and 2 above, and
4.	License its intellectual property and software, also known as My Driver’s Seat, which it regained in April 2010.

This strategic plan has resulted in the following material events:

Reduced Liabilities
Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $5,096,309 or 53% from $9,687,950 on September 30, 2008 to $4,591,641 on December 31, 2012.

In August 2012, its subsidiaries CXT and P2SI each filed a Voluntary Bankruptcy Petition and Schedules in the United States Bankruptcy Court in the District of South Carolina. On October 19, 2012 the Company was awarded the bankruptcy and will be filing the proper paperwork and as result will reduce its liabilities by $1,494,406.

Regained Use of Intellectual Property
As part of an agreement entered into with Rentar Environmental Solutions, Inc. (“Rentar”) in April 2010, the Company agreed to share with Rentar all right, title and interest in and to intellectual properties and software, My Driver’s Seat, which it had developed for the worldwide transportation and security industries and had sold in April 2008 to Rentar Logic, a Delaware corporation incorporate Rentar. The Company’s intellectual property also includes two patents titled “Dynamic and Predictive Information System and Method for Shipping Assets and Transport” assigned to it by the inventors, former officers of the Company. The Company’s management believes that this intellectual property may, with some further development, become a viable business opportunity.

Licensing Use of Intellectual Property
We are currently discussing the potential licensing of our software, My Driver’s Seat, with certain third-parties.

Employees
At May 17, 2013, we had 1 full time employee.

Our principal offices are located at 1201 Main Street, Suite 1980, Newport Beach, CA 92663. Our telephone number there is: (803) 748-1309.

Our Common Stock is quoted on the OTC Pink under the symbol “NSEH”.

Business Environment

NuState Energy Holdings, Inc. is committed to offering alternative products and solutions to the traditional and alternative energy markets.  We have been working diligently in the traditional and alternative energy space to evaluate our opportunities for partnerships, joint ventures and future acquisitions. This includes green technology solutions in logistics.

We believe that there are opportunities to leverage and monetize our software technology by licensing it to companies that provide green technology solutions to the medium and large logistics companies. Our software technology provides validation and verification of the fuel cost consumption reporting and fuel tax credits to the logistics companies. The software is also designed to document the exact amount of reduction of harmful emissions. This data will enable users in certain countries to generate emissions credits that are tradable under the protocol of the Kyoto Treaty.

Through our existing relationships with GLINS and the country Suriname, NuState is evaluating several projects in the traditional and alternative renewable energy space in Suriname.

•
N.V. Energie Bedrijven Suriname (NV EBS), whose legal status is categorized as a limited liability Incorporation, is 100% owned by the Government of Suriname and has the monopoly to generate electrical energy for all consumers in Suriname, is predicting unprecedented demand in energy consumption in Suriname in the next ten (10) years.

•	EBS’s baseline scenario, which is being used to plan investments, suggests that there will be a 270% expansion in national energy demand during the coming ten years.
•	Because of the above, EBS has outlined three key tenets for execution in the next five (5) years:
o	Rapidly increase power capacity to meet the energy demand:
o	Significantly reduce the cost of price for energy; and
o	Provide a new tariff structure with competitive elements to the consumers.
•
To meet the expected demand, EBS has embraced a number of energy solutions, including the international trend to use more alternative and renewable energy sources. This multi-phase approach to meeting the current and expected energy demand is in direct correlation with the new vision that is underway within NuState Energy Holdings, Inc.

We are unable to determine at this time whether we will be successful in capitalizing on the aforementioned opportunities in our business environment without proper funding.

NUSTATE ENERGY HOLDINGS, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)	Nine-month period ended		(Decrease)	(Decrease)
	March 31,		in $ 2013	in % 2013	March 31,		in $ 2013	in % 2013
	2013	2012	vs 2012	vs 2012	2013	2012	vs 2012	vs 2012

Operating expenses:
Selling, general and administrative	95,550	139,598	(44,048)	-31.6%	320,535	556,759	(236,224)	-42.4%
Total operating expenses	95,550	139,598	(44,048)	-31.6%	320,535	556,759	(236,224)	-42.4%

Operating loss	95,550	139,598	(44,048)	-31.6%	320,535	556,759	(236,224)	-42.4%

Other expense:
Decrease in fair value of derivative liabilities	-	26,606	(26,606)	-100.0%	5,556	87,197	(81,641)	-93.6%
Interest expense	(113,619)	(101,290)	12,329	12.2%	(233,847)	(279,023)	(45,176)	-16.2%
	(113,619)	(74,684)	38,935	-52.1%	(228,291)	(191,826)	36,465	-19.0%

Net loss from continuing operations	(209,169)	(214,282)	(5,113)	2.4%	(548,826)	(748,585)	(199,759)	26.7%

Discontinued operations:
Gain on extinguishment of debt	-	-	-	NM	1,494,406	-	1,494,406	NM
Net income from discontinued operations	-	-	-	NM	1,494,406	-	1,494,406	NM

Net (loss) income	(209,169)	(214,282)	5,113	-2.4%	945,580	(748,585)	1,694,165	-226.3%

NM: Not meaningful

Discussion of Results for Three and Nine-Month Periods Ended March 31, 2013 and 2012

Selling, General, and Administrative Expenses

	Three-Months Ended March 31,		% Change	Nine-Months Ended March 31,		% Change
	2013	2012		2013	2012

Selling, general, administrative	$95,550	$139,598	-31.6%	$320,535	$556,759	-42.4%

Selling, general, and administrative expenses primarily consist of compensation to officers, legal and professional fees, and consulting fees.

The decrease in selling, general and administrative expenses during the three and nine-month periods ended March 31, 2013, when compared with the prior year periods, is primarily due to the following:
•
During fiscal 2012, the consulting agreements with two related parties expired. Those contracts were not renewed during the nine-month period ended March 31, 2013, resulting in lower consulting fees during the period;

•	This decrease was offset slightly by an increase in legal and professional fees related to the filing of our registration statement and the bankruptcy filing of our former subsidiaries, CXT and P2SI.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2013. Should we begin merger or acquisition procedures, we believe that our selling, general, and administrative expenses will substantially increase.

Decrease in Fair Value of Derivative Liabilities

	Three-Months Ended March 31,		% Change	Nine-Months Ended March 31,		% Change
	2013	2012		2013	2012

Decrease in Fair Value of Derivative Liabilities	$-	$26,606	-100.0%	$5,556	$87,197	-93.6%

Decrease in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2013 is primarily due to the setting of a conversion price floor on all outstanding convertible notes payable convertible at a variable rate. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2012 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Three-Months Ended March 31,		% Change	Nine-Months Ended March 31,		% Change
	2013	2012		2013	2012

Interest Expense	$113,619	$101,290	12.2%	$233,847	$279,023	-16.2%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The increase in interest expense during the three-month period ended March 31, 2013 is primarily due to the $50,000 increase in a certain promissory note recognized as interest expense. The decrease in interest expense during the nine-month period ended March 31, 2013 is primarily due to lower amortization of debt discount during the nine-month period ended March 31, 2013, when compared to the prior year period. The decrease is primarily due to the issuance of $150,000 in convertible notes payable during fiscal 2011 with embedded conversion features amounting to approximately $107,000, all of which was amortized prior to the nine-month period ended March 31, 2013. The embedded conversion features were accounted for as debt discount and amortized over the terms of the related convertible notes, which ranged between 6 and 12 months.

We believe that our interest expense will continue at the same levels as the first nine months of 2013 for the remainder of 2013.

Gain on Extinguishment of Debt

	Three-Months Ended March 31,		% Change	Nine-Months Ended March 31,		% Change
	2013	2012		2013	2012

Gain on Extinguishment of Debt	$-	$-	NM	$1,494,406	$-	NM

Gain on extinguishment of debt consists of a gain on extinguishment of discontinued of $1,494,406, which resulted from the deconsolidation of our two subsidiaries which filed for bankruptcy during the nine-month period ended March 31, 2013.

Liquidity and Capital Resources

	Ending balance at March 31,		Average balance during nine-months ended March 31,
	2013	2012	2013	2012
Cash	$2,513	$1,012	$1,763	$6,954

Accounts payable and accrued expenses	394,741	338,113	366,427	461,175
Notes and convertible notes payable and accrued interest, excluding debt discount	3,193,028	1,787,552	2,490,290	2,075,971

At March 31, 2013 and 2012, 100% of our total assets consisted of cash and cash equivalents.

We do not have any material commitments for capital expenditures.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments and effectively implement our growth strategy. Our primary sources are financing activities such as the issuance of notes payable and convertible notes payable. In the past, we have mostly relied on debt and equity financing to provide for our operating needs.

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2013. As of May 15, 2013 we had less than $1,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using a mix of equity and debt financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly-traded company, $564,000 to continue operations, and $120,000 to implement a plan of operations, with additional funding necessary to pay our outstanding obligations. In the long-term, we anticipate we will need to raise a substantial amount of capital to complete an acquisition. We are unable to quantify the resources we will need to successfully complete an acquisition. If these funds cannot be obtained, we may not be able to consummate an acquisition or merger, and our business may fail as a result.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $122,000 and $250,000 during the nine-month period ended March 31, 2013 and the year ended June 30, 2012, respectively, and has a working capital deficit of approximately $4.5 million and $6.2 million at March 31, 2013 and December 31, 2012, respectively. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an  operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Nine-Month Periods Ended March 31,
	2013	2012
Cash flows from operating activities

Net loss from continuing operations	$(548,826)	$(748,585)
Non-cash adjustments
Amortization of debt discount	3,712	130,597
Decrease in fair value of derivative liability	(5,556)	(87,197)
Other	-	11,500

Changes in assets and liabilities
Other receivable	-	315,000
Accrued interest	230,136	148,426
Accrued compensation	192,000	172,500
Other	6,037	(114,125)
Net cash provided by (used in) continuing operations	(122,497)	(171,884)

Cash flows from investing activities
Proceeds from issuance of common stock	70,000	-
Proceeds from issuance of convertible notes payable	55,000	160,000
	125,000	160,000

Net variation in cash	$2,503	$(11,884)

Nine months ended March 31, 2013

The increase in accrued compensation during the nine-month period ended March 31, 2012 is primarily due to slower payments to our officers resulting from a lack of resources to pay such payables timely, offset by the forfeiture of $282,000 in compensation by one of our officers and the satisfaction of $150,000 to the same officer through the cashless exercise of stock options. The increase in accrued interest during the nine-month period ended March 31, 2013 is primarily attributable to the issuance of interest-bearing convertible notes payable during the prior year.

Cash generated from financing activities consists of proceeds of $55,000 from the issuance of convertible notes payable and proceeds of $70,000 from the issuance of common stock during the nine-month period.

The decrease in cash flows used in operating activities during the nine-month period ended March 31, 2013, when compared to the prior year period, is primarily due to a decrease in operating expenses and interest expense during the nine-month period ended March 31, 2013.

Nine months ended March 31, 2012

The increase in accrued interest and accrued compensation during the nine-month period ended March 31, 2012 resulted primarily from our lack of financial resources to pay such payables.

Cash provided by financing activities consisted of proceeds of $160,000 from the issuance of convertible notes payable during the nine-month period.

Cash used in operating activities during the nine-month period ended March 31, 2012 is due primarily to higher operating expenses and interest expense, offset by the collection of our other receivable.

Capital Raising Transactions

Sale of Common Stock

We generated proceeds of $70,000 from the sale of 14,000,000 shares of our Common Stock during the nine-month period ended March 31, 2013.

Other outstanding obligations at March 31, 2013

Convertible Notes Payable
The Company had convertible promissory notes aggregating $1.7 million outstanding at March 31, 2013.  The accrued interest amounted to approximately $1 million March 31, 2013.  The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum.  Interest is generally payable monthly.  The Convertible Notes Payable are generally convertible at rates ranging between $0.01 and 0.0267 per share, at the holders’ option. At March 31, 2013, all convertible promissory notes have matured.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 19,200,000 warrants, exercisable at a rate of $0.025.  The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $265,000 at March 31, 2013.  The related accrued interest amounted to approximately $191,000 at March 31, 2013.  The Notes Payable bear interest at rates ranging between 8% and 16% per annum.  Interest is generally payable monthly.  All promissory notes have matured as of March 31, 2013.

Warrants

As of March 31, 2013, 50,047,293 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

Dated: May 20, 2013	By:	/s/ Kevin Yates
Kevin Yates Chairman and Chief Executive Officer (principal executive and principal financial officer)