Form 10-K
period 2013-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2015-09-01
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-25753

NUSTATE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0449667
(State of Incorporation)	(IRS Employer Identification No.)

1201 MAIN STREET, SUITE 1980

COLUMBIA,

SOUTH CAROLINA 29201

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (803) 748 1309

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2012, the registrant’s most recently completed second fiscal quarter, was $236,168. For purposes of this calculation, an aggregate of 60,000,000 shares of Common Stock were held by the directors and officers of the registrant on December 31, 2012 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of August 31, 2015: 2,037,884,787

In this Annual Report on Form 10-K, the terms the “Company,” “Nustate,” “we,” “us” or “our” refers to Nustate Energy Holdings, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

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

2

NUSTATE ENERGY HOLDINGS, INC.

2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

NuState Energy Holdings, Inc. is a technology company specializing in providing pertinent, real-time information to the worldwide transportation and security industries. NuState’s proprietary software, GPSTrax, is built on an Open Architecture platform for the logistics and telematics industries.

We believe there are many opportunities to leverage and monetize our software technology by licensing it to companies that provide green technology solutions to medium and large logistics companies. In November 2014, NuState Energy Holdings, Inc. signed a definitive agreement with The Ronn Motor Group, with offices in Dalian, China and the United States, to license and market GPSTrax in China and other international markets.

NuState is launching a new GPSTrax Value Added Reseller (VAR) Program, focusing on opportunities in consumer-based solutions such as asset tracking The VAR Program will increase awareness, availability and support of the GPSTrax solution at a time when a growing number of companies are looking to update and optimize their solutions.

Our software technology provides validation and verification of fuel cost consumption reporting and fuel tax credits to logistics companies. The software also is designed to document the exact amount of reduction of harmful emissions that results from the alternative energy products. This data will enable users in certain countries to generate emissions credits that are tradable under the protocol of the Kyoto Treaty.

Through our existing relationships in the country of Suriname, NuState is evaluating several projects in the alternative renewable energy market in Suriname. NuState has been in discussions with AMPS, based in Paramaribo, Suriname, to enter into a license agreement with its partner, The Ronn Motor Group, in relation to the purchase of GPSTrax© for their multi-million dollar alternative energy projects. AMPS focuses on providing engineering, procurement and construction management (EPC) services, Power Transmission & Distribution, Renewable and Conventional Energy as well as Power Management Systems to Suriname and its fellow Caribbean Community members.

Employees

At August 31, 2015, we had 2 full time employees.

Our principal offices are located at 1201 Main Street, Suite 1980, Columbia, SC 29201. Our telephone number there is: (803) 748-1309.

Our Common Stock is quoted on the OTC Pink under the symbol “NSEH”.

Item 1A. Risk Factors

The common shares of our Company are considered speculative. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our Company and our business before purchasing our common shares. Our business, operating or financial condition could be harmed due to any of the following risks:

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $40.3 million as of June 30, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, we believe we are now an growing company given the definitive agreement in place with Ronn Motor Group and projected revenue that should it be realized, would exceed our monthly operating expenses and return the company to profitability by the end of fiscal year 2015.

We currently have a working capital deficit and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $4.3 million as of June 30, 2013. This deficit consists of $471 in current assets, offset by $4,279,371in current liabilities. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly-traded company.

As of August 31, 2015, we had less than $3000 cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to being a publicly-traded company. We currently have put into place sufficient resources to finance these costs, however will need to raise additional capital to support our public-company-related activities.

We have $3,048,735 of convertible notes, notes payable, and accrued interest as of June 30, 2013, of which $3,048,735 is presently past due and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3.0 million as of June 30, 2013 which are either currently past due or which are due in the current fiscal year. Currently, there are $1,594,311 principal amount of the convertible notes payable which are past due, $265,241 principal of the notes payable which are past due, and $1,189,183 of accrued interest which are past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations

We have $448,800 of undeclared accumulative dividends as of June 30, 2013 and we may not be able to settle this obligation in cash or stocks.

In addition to funding our operating expenses, we need capital to pay undeclared accumulative dividends totaling approximately $448,800 as of June 30, 2013. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

In the event we consummate a transaction with a profitable company, we may not be able to utilize our net operating loss carryover which may have a negative impact on your investment.

If we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Economic conditions may affect our ability to obtain financing and to complete a merger or acquisition.

Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will need. In the presence of these economic conditions, we may have difficulty raising sufficient capital to support the investigation of potential business opportunities, and to consummate a merger or acquisition. These factors substantially increase the uncertainty, and thus the risk, of investing in our shares.

There are a number of factors related to our common stock which may have an adverse effect on our shareholders.

Shareholders’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities. In the event that we are required to issue additional shares, enter into private placements to raise financing through the sale of equity securities or acquire business interests in the future from the issuance of shares of our common stock to acquire such interests, the interests of existing shareholders in our Company will be diluted and existing shareholders may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we do issue additional shares, it will cause a reduction in the proportionate ownership and voting power of all existing shareholders.

We have certain provisions in our Articles of Incorporation and Bylaws, and there are other provisions under Nevada law, that may serve to make a takeover of our Company more difficult.

Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders. Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

Our common stock is quoted in the over the counter market on the OTC Pink.

Our common stock is quoted on the OTC Pink. OTC Pink offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board. The requirements for quotation on the OTC Pink are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange. Because our common stock is quoted on the OTC Pink, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which further adversely impacts its liquidity.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell their shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We rent our principal executive offices from an unrelated third party on a month-to-month basis for a monthly rental of $350.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “NSEH,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2012	High	Low

Quarter Ended September 30, 2011	$0.0035	$0.0007
Quarter Ended December 31, 2011	$0.0029	$0.0003
Quarter Ended March 31, 2012	$0.0019	$0.0005
Quarter Ended June 30, 2012	$0.0018	$0.0007

Fiscal Year Ended June 30, 2013	High	Low

Quarter Ended September 30, 2012	$0.0018	$0.0005
Quarter Ended December 31, 2012	$0.0012	$0.0005
Quarter Ended March 31, 2013	$0.0012	$0.0005
Quarter Ended June 30, 2013	$0.0022	$0.0006

Stockholders

As of June 22,2015, there were 497 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends since 2008 and do not anticipate or contemplate paying dividends in the foreseeable future, with the exception of dividends on our Series B Preferred Shares. It is the present intention of management to utilize all available funds for the development of our business. The holders of Series B Preferred Stock are entitled to receive annual dividends of 10% payable in cash or shares of our common stock, at our option.

At June 30, 2013, the Company’s undeclared cumulative dividends aggregated approximately $448,800

Unregistered issuance of Securities

None.

Share Repurchases

None.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $5,408,579 or 56% from $9,687,950 on September 30, 2008 to $4,279,371 on June 30, 2013.

In August 2012, its subsidiaries CXT and P2SI each filed a Voluntary Bankruptcy Petition and Schedules in the United States Bankruptcy Court in the District of South Carolina. On October 19, 2012 the Company was awarded the bankruptcy and has filed the proper paperwork and as a result has reduced its liabilities by $1,875,581.

Regained Use of Intellectual Property

As part of an agreement entered into with Rentar Environmental Solutions, Inc. (“Rentar”) in April 2010, the Company agreed to share with Rentar all right, title and interest in and to intellectual properties and software, My Driver’s Seat, which it had developed for the worldwide transportation and security industries and had sold in April 2008 to Rentar Logic, a Delaware corporation. The Company’s intellectual property also includes two patents titled “Dynamic and Predictive Information System and Method for Shipping Assets and Transport” assigned to it by the inventors, former officers of the Company.

Licensing Use of Intellectual Property

NuState Energy Holdings, Inc. signed a definitive agreement with The Ronn Motor Group, with offices in Dalian, China and the United States, to license and market NuState’s IP software, GPSTrax©, for use by Ronn Motor Group’s partners in China and other international markets.

Results of Operations

Selling, General, and Administrative Expenses

	Years ended		%
	June 30,		Change
	2013	2012
Selling, general, administrative	$505,812	$934,208	-46.0%

Selling, general, and administrative expenses primarily consist of compensation to officers, legal and professional fees, and consulting fees.

The decrease in selling, general and administrative expenses during fiscal 2013, when compared with the prior year, is primarily due to the following:

●	During fiscal 2012, the consulting agreements with two related parties expired. Those contracts were not renewed during fiscal 2013, resulting in lower consulting fees during the period;

●	During fiscal 2012 we had to devote significant legal resources to settling certain claims from certain vendors and one of our former officers. The settlement occurred in October 2011, resulting in lower legal fees during the period;

●	This decrease was offset slightly by an increase in professional fees related to the filing of our registration statement and the bankruptcy filing of our former subsidiaries, CXT and P2SI.

Decrease in Fair Value of Derivative Liabilities

	Years ended		%
	June 30,		Change
	2013	2012
Selling, general, administrative	$505,812	$934,208	-46.0%

Decrease in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during fiscal 2013 is primarily due to the setting of a conversion price floor on all outstanding convertible notes payable convertible at a variable rate. The decrease in fair value of derivative liabilities recognized during fiscal 2012 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Years Ended		%
	June 30,		Change
	2013	2012
Interest Expense	$272,688	$385,087	-29.0%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The decrease in interest expense during fiscal 2013 is primarily due to lower amortization of debt discount during fiscal 2013, when compared to the prior year. The decrease is primarily due to the issuance of $150,000 in convertible notes payable during fiscal 2011 with embedded conversion features amounting to approximately $107,000, all of which was amortized prior to fiscal 2013. The embedded conversion features were accounted for as debt discount and amortized over the terms of the related convertible notes, which ranged between 6 and 12 months.

Gain from settlement of liabilities of discontinued operations

	Years Ended		%
	June 30,		Change
	2013	2012
Gain from settlement of liabilities of discontinued operations	$1,875,581	$-	NM

Gain on extinguishment of debt consists of a gain on extinguishment of discontinued operations of $1,875,581, which resulted from the deconsolidation of our two subsidiaries which filed for bankruptcy during fiscal 2013.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	June 30,		Years ended June 30,
	2013	2012	2013	2012
Cash	$471	$10	$241	$6,453

Accounts payable and accrued expenses	$478,716	$380,964	$429,840	482,601
Accrued compensation	751,920	1,420,400	1,086,160	1,284,450
Notes and convertible notes payable and accrued interest, excluding debt discount	3,048,735	2,736,879	$2,892,807	2,550,634

At June 30, 2013 and 2012, 100% of our total assets consisted of cash and cash equivalents.

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

We are unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2014. As of August 27, 2015 we had less than $3,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using a mix of equity and debt financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly-traded company, and $120,000 to implement a plan of operations, with additional funding necessary to pay our outstanding obligations. In the long-term, we anticipate we will need to raise a substantial amount of capital to complete an acquisition. We are unable to quantify the resources we will need to successfully complete an acquisition. If these funds cannot be obtained, we may not be able to consummate an acquisition or merger, and our business may fail as a result.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $145,000 and $282,000 during the years ended June 30, 2013 and 2012, respectively, and has a working capital deficit of approximately $4.3 million and $6.4 million at June 30, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2013	2012
Cash flows from operating activities

Net income (loss)	$1,102,637	$(1,293,209)
Non-cash adjustments
Amortization of debt discount	3,712	159,108
Fair value of options and warrants issued for services	-	103,284
Fair value of options and warrants issued for interest	-	92,000
Gain from settlement of liabilities of discontinued operations	(1,875,581)	-
Other	44,444	(26,086)

Changes in assets and liabilities
Other receivable	-	315,000
Accrued interest	218,977	201,087
Accrued compensation	263,520	271,900
Other	97,752	(104,970)
Net cash used in continuing operations	(144,539)	(281,886)

Cash flows from financing activities
Proceeds from issuance of common stock	90,000	-
Proceeds from isuance of notes payable	-	32,000
Proceeds from issuance of convertible notes payable	55,000	237,000
	145,000	269,000

Net variation in cash	$461	$(12,886)

Year ended June 30, 2013

The decrease in accrued compensation during fiscal 2013 is primarily due to the forfeiture of $282,000 in compensation by one of our officers and the satisfaction of $150,000 to the same officer through the cashless exercise of stock options, offset by slower payments to our officers resulting from a lack of resources to pay such payables. The increase in accrued interest during fiscal 2013 is primarily attributable to the issuance of interest-bearing convertible notes payable during the prior year.

Cash generated from financing activities consists of proceeds of $55,000 from the issuance of convertible notes payable and proceeds of $90,000 from the issuance of common stock during fiscal 2013.

The decrease in cash flows used in operating activities during fiscal 2013, when compared to the prior year period, is primarily due to a decrease in operating expenses and interest expense during fiscal 2013.

Year ended June 30, 2012

The decrease in other receivable during fiscal 2012 resulted from the receipt of settlement during the period. The decrease in accounts payable during fiscal 2012 is primarily due to the payment of certain liabilities related to such settlement, which were paid upon receipt of the proceeds. Additionally, certain liabilities were satisfied by the issuance of notes payable of $132,000. The increase in accrued interest during fiscal 2012 is primarily attributable to the issuance of interest-bearing convertible notes payable during the year. The increase in accrued compensation during fiscal 2012 is primarily due to slower payments to our officers resulting from a lack of resources to pay such payables timely.

Cash generated from financing activities consists of proceeds of $269,000 from the issuance of convertible notes payable and promissory notes during the year 2012.

Capital Raising Transactions

Sale of Common Stock

We generated proceeds of $90,000 from the sale of 18,000,000 shares of our Common Stock during fiscal 2013.

Issuance of Convertible Notes Payable

We generated proceeds of $55,000 and $269,000 during fiscal 2013 and 2012, respectively, from the issuance of convertible notes payable and promissory notes.

Other outstanding obligations at June 30, 2013

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.6 million and $1.5 million outstanding at June 30, 2013 and 2012, respectively. The accrued interest amounted to approximately $988,000 and $814,000 at June 30, 2013 and 2012, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.01 and 0.0267 per share, at the holders’ option. At June 30, 2013, all convertible promissory notes have matured, except for one $25,000 convertible promissory note, which matured in September 2013.

If the obligations under a certain convertible promissory note of $100,000 are not met by January 1, 2013, the amount payable under the note increases to $150,000. This note is still outstanding as of June 30, 2013, and the $50,000 principal increase has been recognized as interest expense on our statement of operations for fiscal 2013.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 19,200,000 warrants, exercisable at a rate of $0.025. The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $265,000 at June 30, 2013 and 2012. The related accrued interest amounted to approximately $201,000 and $162,000 at June 30, 2013 and 2012, respectively. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2013.

Warrants

As of June 30, 2013, 45,047,293 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

The Company’s critical accounting policies are as follows:

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of ASC 470 20 “Debt with Conversion Options” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company believes the certain conversion features embedded in convertible notes payable are not clearly and closely related to the economic characteristics of the Company’s stock price. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2013, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Since July, 2010 our Board of Directors has consisted of only one member and we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

A material weakness is “a significant deficiency, or a combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” A significant deficiency, is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2013:

Name	Age	Position
Kevin Yates	49	Chairman of the Board

Business Experience

Mr. Kevin Yates has served as Chairman of the Company’s Board of Directors since April 2010 and as the Company’s Chief Executive Officer, Treasurer and Secretary since July 2010. Mr. Yates formally served as Chief Operating Officer of the company in 2006-2007.

For the past eight years, Mr. Yates has served as President and Director of PocketMD. Mr. Yates has also served as Director of Mobile Software Team, LLC from August 2008 through July 2012, and C3I Services, LLC from July 2012 to present.

Mr. Yates’ devotes approximately 90% of his time to the business and affairs of our company. Mr. Yates experience in working with public companies’ operational strategy and market plan makes him an asset to the Company.

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended June 30, 2013, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We plan to expand our Board in the future and we will seek to establish an Audit Committee and a Compensation Committee, but this will depend on our ability to attract and retain new directors. The typical functions of such committees are currently being undertaken by the entire Board as a whole. Our Board currently consists of only one member, Mr. Yates.

Audit Committee Financial Expert

Currently no member of our Board is an audit committee financial expert. We do not currently have the resources to recruit a Board member who would also be a financial expert. We may start our recruiting process for such Board member during fiscal 2014 if our financial position improves.

Item 11. Executive Compensation.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Kevin Yates, Chief	2013	240,000	-	-	-		-	-	90,980(	2)	310,980
Executive Officer	2012	240,000	-	-	-		-	-	164,400(	2)	404,400

Will Williams, Interim	2013	-	-	-	-		-	-	-		-
Chief Operating Officer	2012	120,000	-	-	5,000(	3)	-	-	-		125,000

(1)	The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 7 in our financial statements filed under Item 8 of this Annual Report on Form 10-K

(2)	Other compensation for Mr. Yates during fiscal 2012 and 2013 represented funds paid to Mobile Software Team, LLC and C3I Services, LLC, related parties by means of common ownership and management to the Company during fiscal 2012 and 2013. The related parties provided assistance to Mr. Yates in his duties.

(3)	Warrants to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.005 granted on September 1, 2011.

Employment Agreements

Kevin Yates’ employment agreement

On May 6, 2010, we entered in an executive employment agreement with Kevin Yates, as our President. The agreement provides for the following, among other things:

●	Base annual salary of $240,000;

●	Base salary may increase from time to time with the approval of our Compensation Committee;

●	Grant of options convertible in 60,000,000 shares of our common stock and exercisable at $0.0025 per share;

●	Termination clause: upon death, retirement or permanent disability of Kevin Yates, or at any time by us, or upon thirty-day notice by Kevin Yates

●	If the employment is terminated by Kevin Yates for good reason, as defined, or by us, other than for cause, as defined, death, retirement or permanent disability of Kevin Yates, Kevin yates is entitled to two years base salary (currently, the equivalent of $480,000) and unpaid bonuses or incentive compensation, if any.

On June 3, 2010, Kevin Yates and the Company suspended the employment agreement for lack of corporate activity. On October 30, 2010, the employment agreement was reinstated. On April 30, 2010, we entered in a consulting agreement with Mobile Software Team, LLC (‘Mobile Software”). Kevin Yates, our Chairman of the Board is also a managing member of Mobile Software. The agreement provides for the following, among other things:

●	Base annual consulting fee of $120,000;

●	Grant of warrants convertible in 5,000,000 shares of our common stock at an exercise price of $0.005 per share.

●	Termination clause: the earliest of April 30, 2012, the date we become a reporting company, or upon 30 day written notice by each party. Mobile Software used proceeds from the consulting agreement to pay certain of our operating expenses.

On April 1, 2012, we entered in a consulting agreement with C3I Services, LLC (‘C3I Services”). Kevin Yates, our Chairman of the Board is also a managing member of C3i Services, LLC. The agreement provides for the following, among other things:

●	Base annual consulting fee of $120,000;

●	Termination clause: the earliest of July 1, 2013, the date we become a reporting company, or upon 30 day written notice by each party. C3I Services used proceeds from the consulting agreement to pay certain of our operating expenses.

Will William’s consulting agreement

On July 1, 2011, we entered in a consulting agreement with Williams Global Holdings, LLC. The agreement provided for the following:

●	Will Williams would act as the Interim Chief Operating Officer for the duration of the agreement;

●	Base annual consulting fee of $120,000;

●	Grant of warrants convertible in 5,000,000 shares of our common stock at an exercise price of $0.005 per share.

●	Termination clause: the earliest of July 1, 2013, or upon 30 day written notice by each party.

The agreement was terminated, effective July 1, 2012.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2013 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Yates, who is also an executive officer of our company, and does not receive any compensation specifically for his Board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As August 27, 2015we had 2,037,884,787 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of August 27, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our director;

●	each of our executive officers named in the compensation tables in Item 11; and

●	All of our executive officers and director as a group.

	COMMON STOCK
	AMOUNT OF BENEFICIAL	% OF	% OF VOTING
NAME	OWNERSHIP	CLASS	CONTROL (1)

Kevin Yates	115,000,000	5.64%	5.60%

(1)	Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on August 27, 2015. On that date we had 2,037,884,787 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 17,400,000 votes.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Employee Stock Compensation Plan	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below transactions, during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years; and

●	Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Warrants

During fiscal 2013 we issued warrants to purchase 2,000,000 shares of our common stock, with an exercise price of $0.025 per share and expiring in March 2015, to Carmelo Luppino, a holder of more than 5% of our common stock, in connection with the sale of common stock.

Convertible Notes Payable

During fiscal 2013 we issued a $25,000 convertible note payable to Carmelo Luppino, a holder of more than 5% of our common stock. The convertible note payable matures in September 2013 and is currently past due. The convertible note bears interest at a rate of 12% per annum, payable upon conversion. The convertible note is convertible into shares of our common stock at a rate equal to $0.005 per share. The convertible note also bears warrants to purchase our common stock at a price of $0.025 per share upon conversion. The number of warrants to be received by the note holder is equal to one half the number of common shares issued upon conversion. As of June 30, 2013, $28,052 of principal and accrued interest is outstanding on this convertible note.

Common Stock

During fiscal 2013 we issued 60,000,000 shares of our common stock to Kevin Yates, our Chief Executive Officer and Chairman of the Board, pursuant to a non-cash exercise of options to satisfy obligations of $150,000.

During fiscal 2013 we issued 50,000,000 shares of our common stock to Kevin Yates, our Chief Executive Officer and Chairman of the Board, to satisfy an accrued compensation liability of $250,000.

During fiscal 2013 we issued 50,000,000 shares of our common stock to Frank Reilly, a holder of more than 5% of our common stock, to satisfy an accrued compensation liability of $250,000.

During fiscal 2013 we issued 4,000,000 shares of our common stock to Carmelo Luppino, a holder of more than 5% of our common stock, pursuant to a sale of common stock at a price of $0.005 per share.

Director Independence

Our sole director is not considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of D’Arelli Pruzansky, P.A., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2013	2012
Audit Fees (1)	$20,000	$20,000
Audit Related Fees	-	-
Tax Fees (2)	0	0
All Other Fees	-	-

Total Fees	$20,000	$20,000

(1) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K.

(2) Consists of fees relating to our tax compliance and tax planning.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Index to Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

b. Exhibits

Exhibit No.	Description of Exhibit

2.1	Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)

2.2	Agreement and Plan of Merger Between Fittipaldi Logistics, Inc. and State Petroleum Distributors, Inc. (30)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and NuState Energy Holdings, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between NuState Energy Holdings, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc. (33)

10.19	NuState/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

101.

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-131832 filed on February 14, 2006.

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

By:	/S/ Kathleen Roberton
Kathleen Roberton
Chief Executive Officer

Date: August 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Kathleen Roberton	Chief Executive Officer	August 31, 2015

By:	/S/ Kevin Yates	Chief Financial Officer	August 31, 2105

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NuState Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NuState Energy Holdings, Inc. as of June 30, 2013 and 2012 and the related consolidated statements of operations and consolidated changes in stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuState Energy Holdings, Inc. as of June 30, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had cash used in operations of approximately $145,000 for the year ended of June 30, 2013, and a working capital deficit of approximately $4,300,000 at June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida

August 27, 2015

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012

ASSETS

Current assets:
Cash	$471	$10

Total current assets	471	10

Total assets	$471	$10

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$478,716	$380,964
Accrued compensation	751,920	1,420,400
Accrued interest	1,189,183	976,039
Liabilities of discontinued operations	-	1,875,581
Convertible notes payable, net of debt discount	1,594,311	1,495,599
Notes payable	265,241	265,241
Derivative liabilities	-	5,556
Total current liabilities	4,279,371	6,419,380

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized
Series B ($0.01 par value; 200,000 shares authorized, 149,600 shares issued and outstanding as of June 30, 2013 and 2012)	1,496	1,496
Series C ($0.01 par value; 20,000 shares authorized, 332 shares issued and outstanding as of June 30, 2013 and 2012)	3	3
Series D ($0.01 par value; 40 shares authorized, 19 shares issued and outstanding as of June 30, 2013 and 2012)	-	-
Series E ($0.01 par value; 1,600 shares authorized, no shares issued and outstanding as of June 30, 2013 and 2012)	-	-
Series F ($0.01 par value; 500 shares authorized, 128 shares issued and outstanding as of June 30, 2013 and 2012)	1	1
Series G ($0.01 par value; 6 shares authorized, no shares issued and outstanding as of June 30, 2013 and 2012)	-	-
Series H ($0.01 par value; 1,600 shares authorized, 70 shares issued and outstanding as of June 30, 2013 and 2012)	1	1
Series I ($0.01 par value; 100,000 shares authorized, 30,000 shares issued and outstanding as of June 30, 2013 and 2012)	300	300
Series J ($0.01 par value; 80 shares authorized, 2 shares issued and outstanding as of June 30, 2013 and 2012)	-	-
Series Y ($0.01 par value; 87,000 shares authorized, 87,000 shares issued and outstanding as of June 30, 2013 and 2012)	870	870
Common stock, $0.001, 3,750,000,000 shares authorized: 508,383,202 shares and 327,216,535 shares issued and outstanding at June 30, 2013 and 2012, respectively	508,383	327,216
Additional paid in capital	35,494,241	34,562,775
Accumulated deficit	(40,284,196)	(41,312,033)
Total stockholders’ deficit	(4,278,900)	(6,419,370)

Total liabilities and stockholders’ deficit	$471	$10

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2013	JUNE 30, 2012

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	505,812	934,208
Total operating expenses	505,812	934,208

Loss from operations	(505,812)	(934,208)

Other income (expense)
Change in fair value of derivative liabilities	5,556	26,086
Interest expense	(272,688)	(385,087)
Total other expense	(267,132)	(359,001)

Loss before provision for income taxes	(772,944)	(1,293,209)

Provision for income taxes	-	-

Loss from continuing operations	(772,944)	(1,293,209)

Discontinued operations:
Gain from settlement of liabilities of discontinued operations, net of tax	1,875,581	-

Net income (loss)	$1,102,637	$(1,293,209)

Preferred stock dividend	(74,800)	(74,800)

Net income (loss) available to common stockholders	$1,027,837	$(1,368,009)

WEIGHTED AVERAGE COMMON SHARES
Basic	406,222,471	325,241,193
Diluted	644,128,555	325,241,193

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net loss from continuing operations	(0.00)	(0.00)
Net income (loss) from discontinued operations	0.00	0.00

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net loss from continuing operations	(0.00)	(0.00)
Net income (loss) from discontinued operations	0.00	0.00

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JUNE 30, 2012 AND 2013

	Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series F		Preferred Stock - Series H		Preferred Stock - Series I		Preferred Stock - Series J		Preferred Stock - Series Y		Common Stock		Additional		Total
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2011	149,600	$1,496	332	$3	19	$-	128	$1	70	$1	30,000	$300	2	$-	87,000	$870	317,216,535	$317,216	$34,121,469	$(39,944,024)	$(5,502,668)

Issuance of common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,000,000	5,000	20,000	-	25,000

Issuance of common stock for settlement of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,000,000	5,000	1,500	-	6,500

Issuance of warrants to various note holders for payment of interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,000	-	92,000

Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	103,284	-	103,284

Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	74,800	(74,800)	-

Reclassification of derivative liabilities to equity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	149,722	-	149,722

Net loss for the year ended June 30, 2012	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,293,209)	(1,293,209)

Balance at June 30, 2012	149,600	1,496	332	3	19	-	128	1	70	1	30,000	300	2	-	87,000	870	327,216,535	327,216	34,562,775	(41,312,033)	(6,419,371)

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18,000,000	18,000	72,000	-	90,000

Issuance of common stock for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,166,667	3,167	12,666	-	15,833

Issuance of common stock to satisfy accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000,000	100,000	400,000	-	500,000

Issuance of common stock pursuant to a non-cash exercise of options to satisfy debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,000,000	60,000	90,000	-	150,000

Contributed capital in connection with the forgiveness of officer’s compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	282,000	-	282,000

Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	74,800	(74,800)	-

Net income for the year ended June 30, 2013	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,102,637	1,102,637

Balance at June 30, 2013	149,600	$1,496	332	$3	19	$-	128	$1	70	$1	30,000	$300	2	$-	87,000	$870	508,383,202	$508,383	$35,494,241	$(40,284,196)	$(4,278,901)

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2013	JUNE 30, 2012

Cash flows from operating activities:
Net income (loss)	$1,102,637	$(1,293,209)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	3,712	159,108
Stock based compensation	-	195,284
Interest expense included in the principal amount of convertible notes	50,000	-
Change in fair value of derivative liabilities	(5,556)	(26,086)
Gain from settlement of liabilities of discontinued operations	(1,875,581)	-

Changes in operating assets and liabilities
Litigation claim receivable	-	315,000
Accounts payable and accrued expenses	97,752	(104,970)
Accrued compensation	263,520	271,900
Accrued interest	218,977	201,087
Net cash used in operating activities	(144,539)	(281,886)

Cash flows from financing activities:
Proceeds from convertible notes payable	55,000	237,000
Proceeds from notes payable		32,000
Proceeds from issuance of common stock	90,000	-
Net cash provided by financing activities	145,000	269,000

Net increase (decrease) in cash	461	(12,886)

Cash at beginning of year	10	12,896

Cash at end of year	$471	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contributed capital in connection with the forgiveness of officer’s compensation	$282,000	$-
Issuance of common stock for conversion of debt	$15,833	$31,500
Issuance of common stock to satisfy accrued compensation	$500,000	$-
Issuance of common stock pursuant to a non-cash exercise of options to satisfy debt	$150,000	$-
Preferred stock dividend	$74,800	$74,800
Reclassification of derivative liabilities to equity	$-	$149,722

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

In August 2012, CXT and P2SI, filed a voluntary petitions of liquidation under the Chapter 7 of the US Bankruptcy Code. The two subsidiaries became subject to the control of the court in which the petition was filed. The Company ceased to have a controlling financial interest of the subsidiaries upon filing, and accordingly, has deconsolidated the subsidiaries during the year ended June 30, 2013. The subsidiaries had no assets and approximately $1.9 million in liabilities as of the date of the filings. These liabilities were extinguished by the bankruptcy court, which resulted in a gain from discontinued operations of approximately $1.9 million during the year ended June 30, 2013, which consists of the extinguishment of debt of the subsidiaries.

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company had cash used in its operating activities of approximately $145,000 during the year ended June 30, 2013 and had a working capital deficit of approximately $4.3 million at June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if these plans are achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about the valuation for deferred tax asset and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2013 and 2012.

Concentration of Credit Risks

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During fiscal 2013 and 2012, the Company has not reached bank balances exceeding the FDIC insurance limit.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

Fair Value of Financial Instruments

The Company accounts for assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, accrued compensation, accrued interest, note and convertible promissory notes payable, and liabilities from discontinued operations approximate their fair value due to the short maturity of these items.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40, Contracts in Entity’s own Equity, provides that, among other things, generally, if an event is not within the entity’s control, such contract could require net cash settlement and shall be classified as an asset or a liability.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. The Company issued certain promissory notes during fiscal 2012 which were convertible at variable rates. Such instruments were deemed to include embedded derivative until June 23, 2012, at which time, the Company and the note holders agreed to set a floor on the conversion rate. Accordingly, the Company’s outstanding instruments are convertible with a floor conversion rate at June 30, 2013. Additionally, certain convertible promissory notes aggregating $145,000 included subsequent financing reset provisions which were recorded as embedded derivative at each measurement date through June 23, 2012, the date at which such notes became convertible with a floor conversion rate.

Income taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2013, the Company has yet to file tax returns for tax years ending June 30, 2008 through 2014 and such returns, when filed, will be potentially subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations.

Share-Based Payments

The Company accounts for stock-based compensation to employees in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation to non-employees is accounted for in accordance with ASC 505-50.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

Segment Reporting

The Company operates in one segment, which is to search for possible acquisition targets and merge with an operating company. The Company’s chief operating decision-maker evaluates the performance of the Company based upon expenses by functional areas as disclosed in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued but are deemed by management to be outside the scope of relevance to the Company.

As an emerging growth company under the JOBS Act, we have elected to use the exemption allowing us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies pursuant to Section 102(b)(1) of the Act.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method) and other common stock equivalents such as convertible debt.

	June 30, 2013	June 30, 2012
Numerator:
Net income (loss) available to common stockholders	$1,027,837	$(1,368,009)
Decrease in fair value of derivative liabilities	5,556	26,086
Preferred Stock Dividends	74,800	74,800
Interest Expense on Convertible Notes	179,660	164,083
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders – as adjusted	1,287,953	(1,103,040)
Denominator: Denominator for basic earnings per share – weighted average shares	406,222,471	325,241,193
Effect of dilutive securities- :
Stock options	-	-
Warrants	-	-
Convertible promissory notes	171,802,684	-
Convertible Preferred Stock	66,103,400	-
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	644,128,555	325,241,193
Earnings (loss) per share:
Basic and diluted
Net earnings (loss) per share- basic	$0.00	$(0.00)
Net earnings (loss) per share- diluted	$0.00	$(0.00)

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

The potentially dilutive common shares outstanding at June 30, 2013 and 2012 are as follows:

	2013	2012
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,200	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	173,002,686	152,859,165
Options	-	74,000,000
Warrants	45,047,293	57,047,293
Total	284,153,379	350,009,658

NOTE 3: DERIVATIVE LIABILITY

A summary of the transactions related to the derivative liability for fiscal 2013 and 2012 is as follows:

2013
Derivative liability at July 1, 2012	$5,556
Decrease in fair value of derivative liability, recognized as other income	(5,556)
Derivative liability at June 30, 2013	$-

2012
Derivative liability at July 1, 2011	$92,273
Issuance of embedded derivatives, recognized as debt discount	89,091
Decrease in fair value of derivative liability, recognized as other income	(26,086)
Reclassification of liability contracts to equity contracts	(147,222)
Conversion of notes payable	(2,500)
Derivative liability at June 30, 2012	$5,556

The Company used the Black-Scholes-Merton method to determine the fair value of the derivative liability at each measurement dates, using the following assumptions:

	2013	2012
Effective Exercise price	-	$0.0007-0.0009
Effective Market price	-	$0.0008-0.0018
Volatility	-	233%-236%
Risk-free interest	-	0.04%-0.05%
Terms	-	1 day-23 months
Expected dividend rate	-	0%

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.6 million and $1.5 million at June 30, 2013 and 2012, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00064 and 0.0267 per share, at the holders’ option. At June 30, 2013, all convertible promissory notes have matured.

If the obligations under a certain convertible promissory note of $100,000 were not met by January 1, 2013, the amount payable under the note increases to $150,000. This note is still outstanding as of June 30, 2013, and the $50,000 principal increase has been recognized as interest expense on our statement of operations for the fiscal year ended June 30, 2013.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 19,200,000 warrants, exercisable at a rate of $0.025. The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $265,000 at June 30, 2013 and 2012. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2013.

The accrued interest from the convertible notes and other notes payable amounted to approximately $1.2 million and $976,000 at June 30, 2013 and 2012, respectively.

Transactions

The Company received proceeds of $55,000 from the issuance of convertible promissory notes during fiscal 2013.

The Company issued 3,166,667 shares of its common stock pursuant to the conversion of convertible promissory notes amounting to $10,000 of principal and $5,833 of accrued interest during fiscal 2013.

The Company generated proceeds of $237,000 from the issuance of convertible promissory notes during fiscal 2012.

The Company generated proceeds of $32,000 from the issuance of promissory notes payable during fiscal 2012.

The Company issued 5,000,000 shares of its common stock pursuant to the conversion of convertible promissory notes amounting to $25,000 during fiscal 2012.

The Company issued 5,000,000 shares of its common stock to satisfy obligations amounting to $6,500 during fiscal 2012.

The Company recognized debt discount of approximately$0 and $89,000 during fiscal 2013 and 2012, respectively pursuant to issuance of embedded derivatives associated with the issuance of convertible promissory notes payable.

The Company recognized interest expense of approximately $273,000 and $385,000 during fiscal 2013 and 2012, respectively, including amortization of debt discount of approximately $3,700 and $159,000 during fiscal 2013 and 2012, respectively.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for fiscal 2012, is as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value At Issuance (per share)
Issuance to satisfy obligations. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant.	5,000,000	$6,500	$0.001

Conversion of convertible notes payable. The fair value of the shares of the common stock were based on the conversion terms of the respective convertible notes.	5,000,000	25,000	0.005

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for fiscal 2013, is as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to satisfy accrued compensation. The fair value of the shares of the common stock were based on the sale of common stock in a private placement.	100,000,000	$500,000	0.005

Conversion of convertible notes payable and accrued interest. The fair value of the shares of the common stock were based on the conversion terms of the respective convertible notes.	3,166,667	15,833	0.005

Shares issued pursuant to private placement	18,000,000	90,000	0.005

Shares issued pursuant to non-cash exercise of options to satisfy obligations. The fair value of the shares of the common stock were based on the exercise price of the stock options.	60,000,000	150,000	0.0025

Preferred Stock

All issued and outstanding shares of the Company’s preferred stock has a par value of $0.01 per share and rank prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends, except for Series Y Preferred Stock. All preferred stock shall have no voting rights except if such amendment would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the Company and cancel or modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

Series B Preferred Stock

The Series B Preferred Stock has a stated value of $5.00 per share. Each share of Series B preferred Stock is convertible in 20 shares of the Company’s common stock. In addition, the holders of the preferred stock are entitled to receive annual dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option.

At June 30, 2013, the Company’s undeclared cumulative dividends aggregated approximately $448,800.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

Series C Preferred Stock

The Series C Preferred Stock has a stated value of $30.00 per share. Each share of Series C Preferred Stock is convertible in 100 shares of the Company’s common stock.

Series D Preferred Stock

The Series D Preferred Stock has a stated value of $25,000 per share. Each share of the Series D preferred Stock is convertible in 1,000,000 shares of the Company’s common stock. In addition, the holders of the Series D Preferred Stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil.

Series F Preferred Stock

The Series F Preferred Stock has a stated value of $5,000 per share. Each share of Series F Preferred Stock is convertible in 200,000 shares of the Company’s common stock.

Series H Preferred Stock

The Series H Preferred Stock has a stated value of $1,000 per share. Each share of Series H Preferred Stock is convertible into the greater of a) $0.025 per share or b) 100% of the average three lowest closing bid prices for the ten trading days immediately preceding the notice of conversion.

Series I Preferred Stock

The Series I Preferred Stock has a stated value of $10.00 per share. Each share of Series I Preferred Stock is convertible into 500 shares of the Company’s common stock.

Series J Preferred Stock

The Series J Preferred Stock has a stated value of $2,500 per share. Each share of the Series J Preferred Stock is convertible into the Company’s common shares using a conversion price equal to 50% of the average closing price of the Company’s common stock for the ten trading days immediately preceding the conversion date, although in no instance less than $0.01 per share or greater than $0.03 per share.

Series Y Preferred Stock

The Series Y Preferred Stock has a stated value and par value of $0.01 and has no liquidity preference. Each share of Series Y Preferred Stock has 203 votes per share and has the right to vote with the common shareholders in all matters. The shares are convertible into one share of the Company’s common stock at the holder’s option subject to an adjustment upon issuing dividends or distributions payable in common stock and reverse or forward stock splits. The shares are held by one of the Company’s former Chairman of the Board.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

Warrants

The following is a summary of the Company’s activity related to its warrants between July 1, 2011 and June 30, 2013:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, July 1, 2011	49,500,000	$0.01	0.81
Granted	37,547,293	0.006
Exercised	-	-
Forfeitures	(30,000,000)	0.02
Outstanding at June 30, 2012	57,047,293	0.02	2.19
Granted	7,000,000	0.025
Exercised	-	-
Forfeitures	(19,000,000)	0.01
Outstanding and exercisable at June 30, 2013	45,047,293	$0.02	1.48

The warrants have no intrinsic value as of June 30, 2013.

The Company issued 7,000,000 warrants pursuant to private placements during fiscal 2013. The warrants are exercisable at a rate of $0.025 per share and expire in August 2014 and March 2015.

The Company issued 15,333,333 warrants to several note holders in lieu of interest during fiscal 2012. The warrants are exercisable at $0.025 per share and expire in May 2015. The fair value of the warrants at issuance of $92,000 is included in interest expense. The 15,333,333 warrants were valued on the grant date at approximately $0.006 per warrant or a total of $92,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share (based on the quoted trading price on the date of grant), volatility of 232% (based from volatilities of similar companies), expected term of 3 years, and a risk free interest rate of 0.03%.

The Company issued 17,213,960 warrants to several consultants during fiscal 2012. The warrants are exercisable at a range of $0.025 to $0.005 and expire between December 2013 and May 2017. The fair value of the warrants at issuance of $100,784 is included in selling, general, and administrative expenses. The 17,213,960 warrants were valued on the grant date at approximately $0.006 per warrant or a total of $100,784 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.007 per share (based on the quoted trading price on the date of grant), volatility of 232% (based from volatilities of similar companies), expected terms from 3 to 5 years, and a risk free interest rate of 0.07%.

The Company issued 5,000,000 warrants to a related party by means of common ownership and management with the Company during fiscal 2012. The related party is providing assistance to the Company’s Chairman of the Board in his duties. The warrants are exercisable at $0.025 per share and expired in April 2013. The fair value of the warrants at issuance, which amounted to $9,500, is included in selling, general, and administrative expenses.

Options

In January 2001, The Company adopted the 2001 Employee Stock Compensation Plan, or the Plan.

The Plan provided for stock compensation through the award of shares of the Company’s common stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

The plan terminated in January 2011. The board of directors had absolute discretion to amend the plan with the exception that the board had no authority to extend the term of the plan, to increase the number of shares subject to award under the plan or to amend the definition of “Employee” under the plan.

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

The following is a summary of the Company’s activity related to its options between July 1, 2011 and June 30, 2013:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, July 1, 2011	86,000,000	$0.01	1.66
Granted	-	-
Exercised	-	-
Forfeitures	(12,000,000)	-
Outstanding at June 30, 2012	74,000,000	0.01	0.86
Granted	-	-
Exercised	(60,000,000)	-
Forfeitures	(14,000,000)	-
Outstanding and exercisable at June 30, 2013	-	$-

The total compensation cost related to non-vested awards not yet recognized amounted to $0 at June 30, 2013. There was no intrinsic value as of June 30, 2013. The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

NOTE 6: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended June 30,
	2013	2012
Statutory federal rate	-35.0%	-35.0%
State income taxes net of federal income tax benefit	-3.6%	-3.6%
Permanent differences for tax purposes	66%	23.7%
Change in valuation allowance	-27.4%	14.9%
Effective income tax rate:	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$10,263,000	$9,964,000
Total deferred tax assets	10,263,000	9,964,000
Valuation allowance	(10,263,000)	(9,964,000)
Net deferred tax asset	$-	$-

At June 30, 2013, the Company had available net operating loss carryovers of approximately $26.6 million that may be applied against future taxable income and expires at various dates between 2026 and 2033. Such amounts may be subject to the limitations contained under Section 382 of the Internal Revenue Code relating to changes in ownership. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The valuation allowance for the deferred tax asset increased by $299,000 during the fiscal year ended June 30, 2013.

NOTE 7: RELATED PARTY TRANSACTIONS

During fiscal 2013 and 2012, the Company incurred expenses of $120,000 and $161,000, respectively, to a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and President.

During fiscal 2012, the Company issued 5,000,000 warrants with a fair value of $5,000 to a related party which employed our acting Chief Operating Officer, exercisable at $0.005 per share, expiring in September 2014. The Company also paid the same related party $8,000 as compensation to our acting Chief Operating Officer.

NOTE 8: SUBSEQUENT EVENTS

On March 25, 2014, the Company issued approximately 34,000,000 shares of Common Stock, subject to adjustment (the “ASC Shares”) to ASC Recap LLC (“ASC”), in connection with the settlement of up to approximately $2.5 million in liabilities of the Company (the “Claim Amount”), plus attorney fees and costs. In order to resolve the full Claim Amount, the Company would be required to issue additional shares to ASC from time to time.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

The ASC Shares were issued pursuant to an Order Approving Stipulation for Settlement of Claims (the “Order”) between the Company and ASC entered by the Superior Court of the State of Florida, Judicial District of Leon County on March 12, 2014, in settlement of accounts payable of the Company purchased by ASC from creditors of the Company in the aggregate amount equal to the Claim Amount, plus fees and costs. Pursuant to the agreed Order, ASC is entitled to 200,000 shares, plus that number of shares of Common Stock that is equal to the Claim Amount and reasonable attorney fees divided by seventy-five percent (75%) of the volume weighted average price as reported by Bloomberg over a period of time beginning on the date on which ASC receives the ASC Shares and ending on the date on which the aggregate trading volume of the Company’s common stock is equal to three times the purchase price of the shares. In addition, upon the execution of this Agreement, the Company issued to ASC a convertible promissory note in the principal amount of One Hundred Twenty Five Thousand Dollars ($125,000.00), maturing six (6) months from the date of issuance. The convertible promissory note is convertible into the common stock of the Company at any time at a conversion price equal to 50% of the low closing bid price for the twenty days prior to conversion. The company is currently evaluating the accounting treatment of the convertible note. At no time may ASC and its affiliates collectively own more than 9.99% of the total number of shares of Common Stock outstanding. On August 13, 2015 ASC Recap LLC issued a letter of default to the company and returned the balance of the debt.

On July 21, 2014, the Company entered into an agreement with C.K. Williams, Jr. (“C.K. Williams”), an unrelated party wherein the Company offered C.K. Williams an irrevocable option to purchase all interest in the Company. C.K. Williams shall form a new company which will purchase a controlling interest in the Company. The exercisable price of the option is $1,000,000 for 100% interest in the Company (the “Option Agreement”). On October 1, 2014 the Company agreed to restructure the Option Agreement as a result of the increase in valuation of the Company and the share price. The exercisable price of the option was $1,000,000 for 2 billion shares of the Company and giving him majority interest in the Company. The transaction will be renegotiated and mutually agreed upon on October 6, 2014. This agreement was terminated due to non-payment of the initial down payment pursuant to the agreement.

On October 6, 2014, the Company entered into a bill of sale with Thomas P. Murphy related to the Option Agreement whereby the Company shall transfer One Billion (1,000,000,000) restricted shares of Common Stock to the buyer. The sale has the following terms: (1) on or about October 6, 2014 this Bill of Sale was executed; (2) $250,000 of which $20,000 shall be paid upon execution of this agreement by Mr. Murphy and the balance within 90 days as funds to keep the Company in compliance with SEC regulations and become a fully reporting company on OTC QB and for interim operating capital; (3) the One Billion (1,000,000,000) restricted shares of Common Stock shall be placed in an independent escrow account for the benefit of Mr. Murphy and/or assigns; (4) a draw down plan for the $750,000 balance of the purchase price and release of the escrowed One Billion (1,000,000,000) restricted shares of common stock will be developed and agreed by all parties; (5) any and all necessary ancillary agreements will be developed and executed; (6) when it is deemed appropriate by the parties, Mr. C. K. Williams will become a member of the Board of Directors and advisory board member of the Company. Mr. Murphy will also receive a hold harmless agreement from the Company as well as a non-dilution agreement to insure that he will be the majority stock holder and effective owner of the Company upon full payment for the One Billion (1,000,000,000) restricted shares of common stock. Thomas P. Murphy will become Chairman of the Board and Kevin Yates will resign as Chairman and remain the CEO of the Company. This bill of sale agreement was terminated due to non-payment of the initial down payment pursuant to the agreement.

IBC Funds, LLC (“IBC’) and the Company entered into a Settlement Agreement on October 9, 2014. This agreement was approved by the Manatee County Court on October 10, 2014. The Company agreed to settle the outstanding liabilities of approximately $259,000 (the “IBC Claim Amount”) to IBC. Pursuant to the settlement agreement, the IBC Claim amount is payable into number of shares of Common Stock equal to fifty percent (50% discount) of the lowest sales price during the fifteen day trading period preceding the request of payment. In the event the Company is delinquent on issuance of the Company’s shares upon request, the discount shall be increased by five percent (5%) as well as additional five percent (5%) for each additional delinquency until all settlement shares have been received. At no time may IBC and its affiliates collectively own more than 4.99% of the total number of shares of Common Stock outstanding. On February 12, 2015 IBC issued a letter of default to the company.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

On September 17, 2014 the Company with the majority consent of its investors amended its Articles of Incorporation to increase the total authorized capital stock to 3,751,000,000 shares consisting of 3,750,000,000 shares of common stock and 1,000,000 preferred stock, par value $0.001 per share. On November 28, 2014 the Board approved the cancellation of 1,000,000 shares of common stock and was completed on December 1, 2014.

On November 22, 2014 the company announced, it has signed a definitive agreement with The Ronn Motor Group, with offices in Dalian, China and the United States, to license and market NuState’s IP software, GPSTrax, for use by Ronn Motor Group’s partners in China and other international markets. Completion of the exclusive license and marketing agreements was announced by NuState CEO Kevin Yates, who is focused on expanding international contracts for the company’s IP software, with particular emphasis on the alternative and emerging fuel application.

On July24, 2015, our board of directors appointed Kathleen Roberton to serve as our President/Chief Executive Officer. Concurrently with this appointment, Kevin Yates acquiescent his position as Chief Executive Officer and will remain Chairman of the Board to oversee operations and sales development.

On July 24, 2015 NSEH Board of Directors voted to enter into 2 separate Consulting Agreements per the recommendation of Kathleen Roberton, CEO, as described below.

On July 27, 2015 NSEH signed a definitive Consulting Agreement with Enterprise Solutions LLC, i.e. Joseph Babiak. Enterprise Solutions LLC was awarded a total of 124,310,972 shares of Common Stock with 62,155,486 due at signing. The balance of shares are due thirty days from the time of signing.

On July 28, 2015 NSEH signed a definitive consulting agreement with World Market Ventures LLC, i.e. Mr. Chad Curtis. World Market Ventures was awarded 122,273,087 shares of Restricted Common Stock of which 50,000,000 were due at the time of signing. The balance of shares are due thirty days from the time of signing.

Both consultants were retained for similar yet different talents that include: business development and general business consulting and advice related to product development, software and mobile applications, mobile concierge service, consumer based solutions, training manuals, technical support as well as introductions to consumers and businesses for the Company’s GPS technology and real-time technology products.

