Form 10-K
period 2014-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-02-03
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-25753

NUSTATE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	87-0449667
(State of Incorporation)	(IRS Employer Identification No.)

401 E. LAS OLAS BOULEVARD, SUITE 1400

FORT LAUDERDALE, FL 33301

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 712-7487

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2013 was $343,551, at a share price of $0.002 on that date. For purposes of this calculation, an aggregate of 171,775,658 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2013 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of January 25, 2016: 7,717,954,802

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

2015 ANNUAL REPORT ON FORM 10-K

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

NuState is launching a new GPSTrax Value-Added Reseller (VAR) Program, focusing on opportunities in consumer-based solutions such as asset tracking. The VAR Program will increase awareness, availability and support of the GPSTrax solution at a time when a growing number of companies are looking to update and optimize their solutions.

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

Through our existing relationships in the country of Suriname, NuState is evaluating several projects in the alternative renewable energy market in Suriname. NuState has been in discussions with AMPS, NV (“AMPS”), based in Paramaribo, Suriname, to enter into a license agreement with its partner, The Ronn Motor Group, in relation to the purchase of GPSTrax© for their multi-million dollar alternative energy projects. AMPS focuses on providing engineering, procurement and construction management (EPC) services, Power Transmission & Distribution, Renewable and Conventional Energy as well as Power Management Systems to Suriname and its fellow Caribbean Community members.

Employees

At December 31, 2015, we had 2 full time employees.

Our principal offices are located at 401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301. Our telephone number is (954) 712-7487.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $41.2 million as of June 30, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $5.4 million as of June 30, 2014. This deficit consists of $65 in current assets, offset by $5,397,711 in current liabilities. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly-traded company.

As of December 31, 2015, we had $33,050 of cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to being a publicly-traded company. We will need to raise additional capital to support our public-company-related activities.

We had $4,542,665 of convertible notes, notes payable, settlements due, and accrued interest payable as of June 30, 2014, of which $1,661,227 currently past due, and do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $4.5 million as of June 30, 2014 which are either currently past due or which are due in the current fiscal year. Currently, there is $1,661,227 principal amount of the convertible notes payable which is past due, $40,241 principal of the notes payable which is past due, $2,563,946 and $729,853 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. In addition, there is a settlement amount due to ASC Recap, LLC of $2,563,946 and a note payable, net of discount in the amount of $43,836 due to ASC Recap, LLC. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

We have $523,600 of undeclared accumulative dividends as of June 30, 2014 and we may not be able to settle this obligation in cash or stocks.

In addition to funding our operating expenses, we need capital to pay undeclared accumulative dividends totaling approximately $523,600 as of June 30, 2014. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

We have certain provisions in our Articles of Incorporation and Bylaws, and there are other provisions under Florida law, that may serve to make a takeover of our Company more difficult.

Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders. Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Florida law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “NSEH,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2013	High	Low

Quarter Ended September 30, 2012	$0.0018	$0.0005
Quarter Ended December 31, 2012	$0.0012	$0.0005
Quarter Ended March 31, 2013	$0.0012	$0.0005
Quarter Ended June 30, 2013	$0.0022	$0.0006

Fiscal Year Ended June 30, 2014	High	Low

Quarter Ended September 30, 2013	$0.0070	$ 0. 0011
Quarter Ended December 31, 2013	$0.0045	$ 0. 0015
Quarter Ended March 31, 2014	$0.0041	$ 0. 0008
Quarter Ended June 30, 2014	$0.0030	$ 0. 0003

Stockholders

As of January 25, 2016, there were 442 stockholders of record of our Common Stock.

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

At June 30, 2014, the Company’s undeclared cumulative dividends aggregated $523,600.

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

On February 12, 2009, the Company filed Form 15 to terminate registration of its common stock under section 12(g) of the Securities Exchange Act of 1934 and subsequently has not submitted any filings to the Securities and Exchange Commission. During the period from February 2009 through April 2010, the Company had several changes to its officers and directors and moved its offices twice. The Company’s Chairman and President since April 2010, and its Chief Executive Officer from July 2010 through July 2015, is Kevin Yates and its Chief Executive Officer since July 2015 is Kathleen Roberton. The Company’s headquarters is located at 401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301. Since April 2010, the Company’s current management developed, and began implementing, the following strategic plan designed to increase the Company’s shareholders’ value:

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $4,290,239 or 44% from $9,687,950 on September 30, 2008 to $5,397,711 on June 30, 2014.

In August 2012, its subsidiaries CXT and P2SI each filed a Voluntary Bankruptcy Petition and Schedules in the United States Bankruptcy Court in the District of South Carolina. On October 19, 2012, the Company was awarded the bankruptcy and has filed the proper paperwork and as a result has reduced its liabilities by $1,875,581.

Regained Use of Intellectual Property

As part of an agreement entered into with Rentar Environmental Solutions, Inc. (“Rentar”) in April 2010, the Company agreed to share with Rentar all right, title and interest in and to intellectual properties and software, My Driver’s Seat, which it had developed for the worldwide transportation and security industries and had sold in April 2008 to Rentar Logic, a Delaware corporation and an affiliate of Rentar. The intellectual property that the Company agreed to share with Rentar included a patent titled “Dynamic and Predictive Information System and Method for Shipping Assets and Transport”.

Licensing Use of Intellectual Property

NuState Energy Holdings, Inc. signed a definitive agreement with The Ronn Motor Group, with offices in Dalian, China and the United States, to license and market NuState’s IP software, GPSTrax©, for use by Ronn Motor Group’s partners in China and other international markets.

Results of Operations

Selling, General, and Administrative Expenses

	Years ended		%
	June 30,		Change
	2014	2013
Selling, general, administrative	$405,045	$505,812	(19.2)%

Selling, general, and administrative expenses primarily consist of compensation to officers, legal and professional fees, and consulting fees.

The decrease in selling, general and administrative expenses during fiscal 2014, when compared with the prior year, is primarily due to the following:

●	During fiscal 2014, we reduced salaries and benefits by approximately $90,000, interest expense by approximately $46,000 and accounting expense by approximately $40,000.

●	The aforementioned reductions partially were offset by an increase of approximately $80,000 in consulting fees.

	Years ended
	June 30,		Change
	2014	2013
Derivative Liability expense	$(204,283)	$—	N/A

Gain (loss) on change in Fair Value of Derivative Liabilities	$(2,006)	$5,556	100%

Derivative liability expense during fiscal 2014 resulted from the beneficial conversion features of two new convertible notes payable issued during that year that had initial derivative liabilities in excess of their principal amounts.

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2014 is primarily due to the decrease in the market price of our common stock. The decrease in fair value of derivative liabilities recognized during fiscal 2013 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively.

Interest Expense

	Years Ended		%
	June 30,		Change
	2014	2013
Interest Expense	$191,716	$284,135	(32.5)%

Interest expense represents the stated interest of notes and convertible notes payable as well as amortization of debt discount. The decrease in interest expense during fiscal 2014 is primarily due to the cessation of accruing interest on several notes that were purchased by ASC Recap LLC in the fourth quarter.

Gain from Settlement of Liabilities of Discontinued Operations

	Years Ended		%
	June 30,		Change
	2014	2013
Gain from settlement of liabilities of discontinued operations	$—	$1,875,580	N/A

Gain from settlement of liabilities of discontinued operations of $1,875,581, resulted from the deconsolidation of our two subsidiaries which filed for bankruptcy during fiscal 2013.

Loss on Settlement of Debt

	Years Ended		%
	June 30,		Change
	2014	2013
Loss on settlement of debt	$(564,557)	$—	N/A

Liquidity and Capital Resources	Ending Balance at June 30,
	2014	2013
Cash	$65	$471
Accounts payable and accrued expenses	437,921	478,717
Accrued compensation	167,000	751,920
Notes, convertible notes, and settlement payable to ASC Recap, LLC	4,436,501	3,185,182

At June 30, 2014 and 2013, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2014. As of December 31, 2015 we had approximately $33,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $129,000 and $145,000 during the years ended June 30, 2014 and 2013, respectively, and has a working capital deficit of approximately $5.4 million and $4.4 million at June 30, 2014 and 2013, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,367,607)	$1,091,190
Non-cash Adjustments:
Loss on debt settlement	564,557	-
Amortization of debt discount	43,836	3,712
(Gain) loss on change in derivative liability	2,006	(5,556)
Derivative liability expense	204,283	—
Gain from settlement of liabilities of discontinued operations	-	(1,875,581)
Interest expense included in principal of convertible notes		50,000
Changes in assets and liabilities
Accrued interest	147,880	230,424
Accrued compensation	240,000	263,520
Accounts payable and accrued expenses	36,139	97,752
Net cash used in continuing operations	(128,906)	(144,539)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	128,500	145,000
	128,500	145,000

Net variation in cash	$(406)	$461

Year ended June 30, 2014

Net cash used in operations in fiscal year 2014 decreased by $15,633 or 10.8% from fiscal year 2013. This cash was obtained through the sale of $128,500 of convertible promissory notes.

Year ended June 30, 2013

The increase in accrued compensation during fiscal 2013 is primarily due to the forfeiture of $282,000 in compensation by one of our officers and the satisfaction of $150,000 to the same officer through the cashless exercise of stock options, offset by slower payments to our officers resulting from a lack of resources to pay such payables. The increase in accrued interest during fiscal 2013 is primarily attributable to the issuance of interest-bearing convertible notes payable during the prior year.

Cash generated from financing activities consists of proceeds of $145,000 from the issuance of convertible notes payable.

The decrease in cash flows used in operating activities during fiscal 2013, when compared to the prior year period, is primarily due to a decrease in operating expenses and interest expense during fiscal 2013.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated proceeds of $128,500 and $145,000 during fiscal 2014 and 2013, respectively, from the issuance of convertible notes payable and promissory notes.

Other outstanding obligations at June 30, 2014

Obligations to ASC Recap

In 2013, certain of the Company’s creditors showed interest in selling their claims against the Company to ASC Recap, LLC (“ASC”); this group also included both current and past management of the Company. This led to the Company signing a Liability Purchase Agreement with ASC on July 23, 2013. This Agreement required the Company to issue shares at a 25% discount from the market price to ASC in amounts equal to the claims purchased from the Company’s creditors. In addition, under the terms of the Agreement, the Company issued a $25,000 non-interest bearing convertible promissory note to ASC.

ASC signed a series of Claim Purchase Agreements with certain creditors of the Company to purchase their claims against the Company totaling $2,531,565. These claims consisted of notes payable, convertible notes payable, vendor payables and accrued compensation to the Company’s CEO and to a related party. The Claim Purchase Agreements required ASC to settle the creditors’ claims against the Company for a total of $1,305,996. Each Claim Purchase Agreement stipulated that ASC would pay each creditor the agreed-upon amount in up to twelve (12) monthly installments.

In January, 2014, ASC filed a complaint in Leon County, Florida demanding payment for the purchased claims. A settlement agreement was reached on February 6, 2014, and on March 12, 2014 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2014, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC. Between April and June of 2014, the Company issued to ASC 322,220,000 shares of common stock with an aggregate value of $365,308; in July of 2014, the Company issued 82,980,000 shares of common stock with an aggregate value of $24,894.

The carrying amount of the Company’s liability to ASC, exclusive of the convertible notes payable and which is reported in the accompanying balance sheet as settlement payable to ASC Recap, LLC, is $2,505,860 and represents the $2,531,565 originally awarded, less payments/adjustments of $50,599, plus the $24,894 value of the shares issued to ASC subsequent to June 30, 2014. The Company also recorded a loss on debt settlement in the accompanying statement of operations of $564,557 as a result of these transactions.

The Company ceased issuing shares upon discovering that ASC failed to make its first payment to the creditors on time, did not give verifiable reports to the creditors, or make regular monthly payments as specified in the Claim Purchase Agreement. A provision in each Claim Purchase Agreement stipulated that the “Purchaser (ASC) shall not be obligated to pay any portion of the purchase price in the event of a Default by the Company.” On August 13, 2015 ASC served the Company with a Notice of Default, which per the Agreement, returns the unpaid balance owed to the creditors of the Company.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.1 million and $1.7 million outstanding at June 30, 2014 and 2013, respectively. The accrued interest amounted to approximately $711,000 and $988,000 at June 30, 2014 and 2013, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.01 and $0.0267 per share, at the holders’ option. At June 30, 2014, all convertible promissory notes have matured.

If the obligations under a certain convertible promissory note of $100,000 were not met by January 1, 2013, the $50,000 amount payable under the note increased to $150,000. This note is still outstanding as of June 30, 2013 and June 2014. The $50,000 principal increase has been recognized as interest expense on our statement of operations for fiscal 2013.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 19,200,000 warrants, exercisable at a rate of $0.025. The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $40,000 at June 30, 2014 and $265,000 at June 30, 2013. The related accrued interest amounted to approximately $19,000 and $201,000 at June 30, 2014 and 2013, respectively. The notes payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2014.

Warrants

As of June 30, 2014, we had no outstanding warrants.

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

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional (as that term is described).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2014 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2014, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of only one member and we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2014:

Name	Age	Position

Kevin Yates	49	Chairman of the Board and Chief Executive Officer

Business Experience

Mr. Kevin Yates has served as Chairman of the Company’s Board of Directors since April 2010 and as the Company’s Chief Executive Officer, Treasurer and Secretary since July 2010. Mr. Yates formally served as Chief Operating Officer of the company in 2006-2007.

For the past nine years, Mr. Yates has served as President and Director of PocketMD. Mr. Yates has also served as Director of Mobile Software Team, LLC from August 2008 through July 2012, and C3I Services, LLC from July 2012 to present.

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

Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

●	conflicts of interest,

●	financial reporting responsibilities,

●	insider trading,

●	inappropriate and irregular conduct,

●	political contributions, and

●	compliance with laws.

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

Audit Committee Financial Expert

Currently no member of our Board is an audit committee financial expert. We do not currently have the resources to recruit a Board member who would also be a financial expert. We may start our recruiting process for such Board member during fiscal 2016 if our financial position improves.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (1)	Total ($)
Kevin Yates, Chief	2014	240,000	-	-	-	-	-	110,400	350,400
Executive Officer	2013	240,000	-	-	-	-	-	90,980	330,980

(1)	Other compensation for Mr. Yates during fiscal 2014 and 2013 represented funds paid to Mobile Software Team, LLC and C3I Services, LLC, related parties by means of common ownership and management to the Company. The related parties provided assistance to Mr. Yates in his duties.

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

On June 3, 2010, Kevin Yates and the Company suspended the employment agreement for lack of corporate activity. On October 30, 2010, the employment agreement was reinstated. On April 30, 2010, we entered in a consulting agreement with Mobile Software Team, LLC (‘Mobile Software”). Kevin Yates, our Chairman of the Board, also is managing member of Mobile Software. The agreement provides for the following, among other things:

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

On April 1, 2012, we entered in a consulting agreement with C3I Services, LLC (‘C3I Services”). Kevin Yates, our Chairman of the Board is also a managing member of C3i Services, LLC. The agreement provides for the following, among other things:

●	Base annual consulting fee of $120,000;

●	Termination clause: the earliest of July 1, 2013 the date we become a reporting company, or upon 30 day written notice by each party. C3I Services used proceeds from the consulting agreement to pay certain of our operating expenses. This agreement has been informally renewed on a year-to-year basis, through December 31, 2015.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2014 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Yates, who is also an executive officer of our company, and does not receive any compensation specifically for his Board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 30, 2015 we had 2,037,884,787 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 30, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our director;

●	each of our executive officers named in the compensation tables in Item 11; and

●	All of our executive officers and director as a group.

	COMMON STOCK
	AMOUNT OF BENEFICIAL	% OF	% OF VOTING
NAME	OWNERSHIP	CLASS	CONTROL (1)

Kevin Yates	115,000,000	5.64%	5.60%

(1)	Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on September 30, 2015. On that date we had 2,037,884,787 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 17,400,000 votes.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Employee Stock Compensation Plan	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Warrants

During fiscal 2014 we issued no warrants to purchase shares of our common stock.

During fiscal 2013 we issued warrants to purchase 2,000,000 shares of our common stock, with an exercise price of $0.025 per share and expiring in March 2015 in connection with the sale of common stock.

Convertible Notes Payable

During fiscal 2014 we issued $128,500 of 18% convertible promissory notes with a term of one year. The convertible notes are convertible into shares of our common stock at $0.005 per share. As of June 30, 2014, $128,500 of principal and $14,282 of accrued interest is outstanding on these convertible notes.

During fiscal 2013 we issued convertible notes totaling $145,000. The convertible notes payable matures in September 2013 and is currently past due. The convertible note bears interest at a rate of 12% per annum, payable upon conversion. The convertible note is convertible into shares of our common stock at $0.005 per share. The convertible note also bears warrants to purchase our common stock at a price of $0.025 per share upon conversion. The number of warrants to be received by the note holder is equal to one half of the number of common shares issued upon conversion. As of June 30, 2014, $31,052 of principal and accrued interest is outstanding on this convertible note.

Common Stock

During fiscal 2014 we issued 323,220,000 shares of our common stock as follows:

●	322,220,000 shares issued to pursuant to the Settlement Agreement and Stipulation dated February 6, 2014 that we entered into with ASC Recap, LLC

●	1,000,000 shares issued pursuant to the conversion of $20,000 at a price of $0.005 per share.

●	During fiscal 2013 we issued 181,166,667 shares of our common stock as follows:

●	60,000,000 shares to Kevin Yates, our Chief Executive Officer and Chairman of the Board, pursuant to a non-cash exercise of options to satisfy obligations of $150,000

●	50,000,000 shares to Kevin Yates, our Chief Executive Officer and Chairman of the Board, to satisfy an accrued compensation liability of $250,000

●	50,000,000 shares to a former Company officer to satisfy an accrued compensation liability of $250,000

●	18,000,000 shares to 5 individual investors pursuant to a sale of common stock at a price of $0.005 per share or an aggregate of $90,000

●	3,166,667 shares to one investor for conversion of a convertible note payable

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of D’Arelli Pruzansky, P.A., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2014	2013
Audit Fees (1)	$15,000	$20,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$15,000	$20,000

(1) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K.

(2) Consists of fees relating to any tax compliance and tax planning.

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

Date: February 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Kathleen Roberton	Chief Executive Officer	February 3, 2016

By:	/S/ Kevin Yates	Chief Financial Officer	February 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NuState Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NuState Energy Holdings, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of operations and changes in stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuState Energy Holdings, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $1,367,607 for the year ended June 30, 2014 and cash used in operations of approximately $129,000 for the year ended of June 30, 2014, and a working capital deficit of approximately $5,398,000 at June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Coconut Creek, Florida

February 1, 2016

5489 Wiles Road, Suite 303 Coconut Creek, FL 33073 Phone 754 205.6417 Fax 754 205.6419

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
ASSETS

Current assets:
Cash	$65	$471

Total current assets	65	471

Total assets	$65	$471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$437,921	$478,717
Accrued compensation	167,000	751,920
Accrued interest	729,853	1,200,630
Settlement due to ASC Recap LLC	2,505,860	-
Convertible notes payable to ASC Recap LLC, net of discount of $106,164	43,836	-
Convertible notes payable, net of debt discount	1,116,711	1,719,311
Notes payable	40,241	265,241
Derivative liabilities	356,289	-
Total current liabilities	5,397,711	4,415,819

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized
Series B ($0.01 par value; 200,000 shares authorized, 149,600 shares issued and outstanding as of June 30, 2014 and 2013)	1,496	1,496
Series C ($0.01 par value; 20,000 shares authorized, 332 shares issued and outstanding as of June 30, 2014 and 2013)	3	3
Series D ($0.01 par value; 40 shares authorized, 19 shares issued and outstanding as of June 30, 2014 and 2013)	-	-
Series E ($0.01 par value; 1,600 shares authorized, no shares issued and outstanding as of June 30, 2014 and 2013)	-	-
Series F ($0.01 par value; 500 shares authorized, 128 shares issued and outstanding as of June 30, 2014 and 2013)	1	1
Series G ($0.01 par value; 6 shares authorized, no shares issued and outstanding as of June 30, 2014 and 2013)	-	-
Series H ($0.01 par value; 1,600 shares authorized, 70 shares issued and outstanding as of June 30, 2014 and 2013)	1	1
Series I ($0.01 par value; 100,000 shares authorized, 30,000 shares issued and outstanding as of June 30, 2014 and 2013)	300	300
Series J ($0.01 par value; 80 shares authorized, 2 shares issued and outstanding as of June 30, 2014 and 2013)	-	-
Series Y ($0.01 par value; 87,000 shares authorized, 87,000 shares issued and outstanding as of June 30, 2014 and 2013)	870	870
Common stock, $0.001 par value, 10,000,000,000 shares authorized: 805,603,202 shares and 482,383,202 shares issued and outstanding at June 30, 2014 and 2013, respectively (See Note 6)	805,603	482,383
Additional paid in capital	35,008,529	34,946,441
Accumulated deficit	(41,214,449)	(39,846,843)
Total stockholders’ deficit	(5,397,646)	(4,415,348)

Total liabilities and stockholders’ deficit	$65	$471

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2014	JUNE 30, 2013

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	405,045	505,812
Total operating expenses	405,045	505,812

Loss from operations	(405,045)	(505,812)

Other income (expense)
Derivative liability expense	(204,283)	-
Gain (loss) on change in fair value of derivative liabilities	(2,006)	5,556
Interest expense	(191,716)	(284,135)
Loss on debt settlement	(564,557)	-
Total other expense	(962,562)	(278,579)

Loss before provision for income taxes	(1,367,607)	(784,391)

Provision for income taxes	-	-

Loss from continuing operations	(1,367,607)	(784,391)

Discontinued operations:
Gain from settlement of liabilities of discontinued operations, net of tax	-	1,875,581
Net income (loss)	$(1,367,607)	$1,091,190

WEIGHTED AVERAGE COMMON SHARES
Basic	509,277,942	390,362,197
Diluted	509,277,942	674,515,374

NET (LOSS) INCOME PER COMMON SHARE - BASIC:
Net loss from continuing operations	(0.00)	(0.00)
Net income from discontinued operations	0.00	0.00

NET (LOSS) INCOME PER COMMON SHARE - DILUTED:
Net loss from continuing operations	(0.00)	(0.00)
Net income from discontinued operations	0.00	0.00

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JUNE 30, 2014 AND 2013

	Preferred Stock -		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series F		Preferred Stock - Series H		Preferred Stock -		Preferred Stock - Series J		Preferred Stock -		Common
	Series B		$0.01 Par		$0.01 Par		$0.01 Par		$0.01 Par		Series I		$0.01 Par		Series Y		Stock		Additional		Total
	$0.01 Par Value		Value		Value		Value		Value		$0.01 Par Value		Value		$0.01 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2012, as originally reported	149,600	$1,496	332	$3	$19	$-	128	$1	70	$1	30,000	$300	2	$-	87,000	$870	327,216,535	$327,216	$34,562,775	$-41,312,033	$-6,419,371

Restatements:

Reverse recorded issuance of shares that were actually convertible note borrowings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-8,000,000	-8,000	-27,000	-	-35,000

Reverse recorded dividend not declared (5 yrs @ $74,800/year)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(374,0000)	374,000	-

Balance at June 30, 2012, as restated	149,600	$1,496	332	$3	$19	$-	128	$1	70	$1	30,000	$300	2	$-	87,000	$870	319,216,535	$319,216	$34,161,775	$-40,938,033	$-6,454,371

Issuance of common stock for cash:
As originally reported																	18,000,000	18,000	72,000		90,000
Reverse recorded issuance of shares that were actually convertible note borrowings																	-18,000,000	-18,000	-72,000		-90,000
Issuance of common stock for conversion of debt																	3,166,667	3,167	12,666		15,833

	Preferred Stock -		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series F		Preferred Stock - Series H		Preferred Stock -		Preferred Stock - Series J		Preferred Stock -		Common
	Series B		$0.01 Par		$0.01 Par		$0.01 Par		$0.01 Par		Series I		$0.01 Par		Series Y		Stock		Additional		Total
	$0.01 Par Value		Value		Value		Value		Value		$0.01 Par Value		Value		$0.01 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Issuance of common stock to satisfy accrued compensation																	100,000,000	100,000	400,000		500,000

Issuance of common stock pursuant to a non-cash exercise of options to satisfy debt																	60,000,000	60,000	90,000		150,000

Contributed capital in connection with the forgiveness of officer’s compensation																			282,000		282,000

Preferred Stock dividend:

As originally reported	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	74,800	-74,800	-
Reverse recorded dividends not declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-74,800	74,800	-

Net income for the year ended June 30, 2013																				1,091,190	1,091,190

Balance at June 30, 2013, as restated	149,600	$1,496	332	$3	19	$-	128	$1	70	1	30,000	300	2	$-	87,000	$870	482,383,202	$482,383	34,946,441	$39,846,843)	$-4,415,348

	Preferred Stock -		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series F		Preferred Stock - Series H		Preferred Stock -		Preferred Stock - Series J		Preferred Stock -		Common
	Series B		$0.01 Par		$0.01 Par		$0.01 Par		$0.01 Par		Series I		$0.01 Par		Series Y		Stock		Additional		Total
	$0.01 Par Value		Value		Value		Value		Value		$0.01 Par Value		Value		$0.01 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Issuance of common stock for conversion of debt																	1,000,000	1,000	19,000		20,000

Issuance of common stock to partially satisfy payable to ASC Recap, LLC																	322,220,000	322,220	43,088	-	365,368

Net loss for the twelve months ended June 30, 2014																				-1,367,607	-1,367,607

Balance at June 30,2014	149,600	1,496	332	3	19	-	128	1	70	1	30,000	300	2	-	87,000	870	805,603,202	805,603	35,008,529	-41,214,449	-5,397,646

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2014	JUNE 30, 2013

Cash flows from operating activities:
Net income (loss)	$(1,367,607)	$1,091,190
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	43,836	3,712
Interest expense included in the principal amount of convertible notes	-	50,000
Loss on settlement of debt	564,557	-
(Gain) loss on change in fair value of derivative liabilities	2,006	(5,556)
Derivative liability expense	204,283	-
(Gain) from settlement of liabilities of discontinued operations	-	(1,875,581)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	36,139	97,752
Accrued compensation	240,000	263,520
Accrued interest	147,880	230,424
Net cash used in operating activities	(128,906)	(144,539)

Cash flows from financing activities:
Proceeds from convertible notes payable	128,500	145,000
Net cash provided by financing activities	128,500	145,000

Net increase (decrease) in cash	(406)	461

Cash at beginning of year	471	10

Cash at end of year	$65	$471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Contributed capital in connection with the forgiveness of officer’s compensation	$-	$282,000
Issuance of common stock for conversion of debt	$20,000	$15,833
Issuance of common stock to satisfy accrued compensation	$-	$500,000
Issuance of common stock pursuant to a non-cash exercise of options to satisfy debt	$-	$150,000
Issuance of common stock to partially satisfy settlement payable to ASC Recap	$365,368	$-
Satisfaction of accrued compensation as part of the obligation to ASC Recap	$745,500	-
Satisfaction of convertible notes payable and accrued interest as part of the obligation to ASC Recap	$1,526,157	$-
Satisfaction of accounts payable and accrued expenses as part of the obligation to ASC Recap	$96,076

See accompanying notes to consolidated financial statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

NuState Energy Holdings, Inc., or the Company, currently is a Florida corporation that was incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, and Fittipaldi Logistics, Inc. between November 2006 and December 2007.

The Company had two wholly-owned subsidiaries, Commodity Express Transportation, Inc., or CXT, and Power2Ship Intermodal, Inc., or P2SI, which ceased operations in May 2009 and June 2006, respectively. In August 2013, CXT and P2SI filed a voluntary petition of liquidation under Chapter 7 of the United States Bankruptcy Code. The two subsidiaries became subject to control of the court in which the petition was filed. The Company ceased to have a controlling financial interest in the subsidiaries upon filing, and accordingly, has deconsolidated the subsidiaries. The Company recorded a gain of approximately $1.9 million on the settlement of liabilities resulting from the bankruptcy.

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $128,906 during the year ended June 30, 2014 and had a working capital deficit of approximately $5.4 million at June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Black-Scholes-Merton valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets.

Reclassification and corrections

On June 30, 2014 the Company discovered that it had not properly reported certain convertible debt transactions and had improperly recorded undeclared preferred stock dividends that occurred in prior fiscal years ended June 30, 2013. The effect of this was that the consolidated balance sheet at June 30, 2013 did not reflect correct balances in its convertible notes payable, accrued interest payable, common stock, additional paid-in capital, interest expense, and accumulated stockholders’ deficit.

This was corrected in this filing. The Company evaluated SEC Staff Accounting Bulletin #108, and applied a dual method to evaluate if the adjustment was material. Under the dual method, both a “rollover” method and an “iron curtain” method were applied. In both methods, the adjustments were not material to the comparative year ended June 30, 2013.

As a result, the following reclassification was made for the year ended June 30, 2013:

Accrue Interest Payable		Accrue Interest Payable
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

$1,189,183	$11,447	$1,200,630

Convertible Notes Payable		Convertible Notes Payable
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

$1,594,311	$125,000	$1,719,311

Common Stock		Common Stock
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

$508,383	$(26,000)	$482,383

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassification and corrections

Additional Paid In Capital		Additional Paid In Capital
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

$35,494,241	$(547,800)	$34,946,441

Accumulated Deficit		Accumulated Deficit
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

($40,284,196)	$(437,353)	($39,846,843)

Interest expense		Interest expense
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

$272,688	$11,447	$284,135

Preferred stock dividend		Preferred stock dividend
Originally Reported at June30, 2013	Adjustment	Adjusted at June30, 2013

$74,800	$(74,800)	$-

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2014 and 2013.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2014 and 2013, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

During the year ended June 30, 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company’s derivative liability is classified as Level 3 financial instrument.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts payable and accrued expenses, accrued compensation, notes payable and convertible promissory notes payable, approximate their fair value due to the short maturity of these items or the use of market interest rates.

Convertible Instruments

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40, Contracts in Entity’s own Equity, generally provides that, among other things, if an event is not within the entity’s control, such contract could require net cash settlement and shall be classified as an asset or a liability.

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. The Company issued certain promissory notes during fiscal 2012 which were convertible at variable rates. Such instruments were deemed to include embedded conversion features until June 23, 2012, at which time, the Company and all except one of the note holders agreed to set a floor on the conversion rate. During fiscal years 2014 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2014, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2014 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Segment Reporting

The Company operates in one business segment which technologies are providing pertinent, real-time information to the worldwide transportation and security industries.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

As an emerging growth company, we have elected to use the exemption provided for in the Jumpstart Our Business Startups Act or JOBS Act allowing us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies pursuant to Section 102(b)(1) of the Act.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements for the year ended June 30, 2014, as their effect would be anti-dilutive.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share, continued

	For the Years ended June 30,
	2014	2013
Numerator:
Net loss from continuing operations	$(1,367,607)	$(784,391)
Interest expense	191,716
Derivative liability expense	204,283
(Gain) loss on change in fair value of derivative liabilities	2,006	(5,556)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(969,602)	$(789,947)

Denominator:
Denominator for basic earnings per share-weighted average shares	509,277,942	390,362,197
Effect of dilutive securities-when applicable:
Convertible promissory notes	312,122,746	173,002,684
Preferred Stock	66,103,200	66,103,200
Warrants	45,047,293	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	932,551,181	674,515,374
Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$-	$-
Discontinued operations	$-	$-
Net earnings (loss) per share-basic	$-	$-
Diluted
Continuing operations, as adjusted	$-	$-
Discontinued operations	$-	$-
Net earnings (loss) per share-diluted	$-	$-

The weighted-average potentially dilutive common share equivalents outstanding at June 30, 2014 and 2013 are as follows:

	2014	2013
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	312,122,746	173,002,684
Options	—	—
Warrants	45,047,293	45,047,293
Total	423,273,239	284,153,377

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at June 30, 2014 and 2014 amounted to $356,289 and $0, respectively. For the year ended June 30, 2014, the Company recorded a derivative liability expense of $204,283 and a loss related to the change in fair value of the derivative liability amounting to $2,006. For the year ended June 30, 2014, the Company has recorded a gain related to the change in fair value of the derivative liability amounting to $5,556. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Year Ended June 30,
	2014	2013
Effective Exercise price	$.00025 - 0.00065	-
Effective Market price	$.0006 - 0.002	-
Volatility	426% - 495%	-
Risk-free interest	0.1%	-
Terms	252 - 365 days	-
Expected dividend rate	0%	-

Changes in the derivative liabilities during the years ended June 30, 2014 and 2013 are as follows:

Derivative liability at June 30, 2012	$5,556
Gain on change in fair value of derivative liability, recognized as other income	(5,556)
Derivative liability at June 30, 2013	$-
Issuance of embedded derivatives, recognized as debt discount	150,000
Derivative liability expense, recognized as other expense	204,283
Loss on change in fair value of derivative liability, recognized as other expense	2,006
Derivative liability at June 30, 2014	$356,289

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2014 and June 30, 2013 convertible debentures consisted of the following:

	June 30,
	2014	2013
Convertible notes payable	$1,116,711	$1,719,311
Convertible notes payable to ASC Recap	150,000	-
Unamortized debt discount	(106,164)	-
Total	$1,160,547	$1,719,311

The Company had convertible promissory notes aggregating approximately $1.2 million and $1.7 million at June 30, 2014 and June 30, 2013, respectively. The related accrued interest amounted to approximately $690,000 and $1.0 million at June 30, 2014 and June 30, 2013, respectively. The convertible notes payable bear interest at rates ranging from 10% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.005 to $0.0267 per share. At June 30, 2014, approximately $0.8 million of convertible promissory notes had matured and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”), in connection with the Company’s settlement with ASC of up to approximately $2.5 million in liabilities of the Company, two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. The July 22, 2013 note matured on March 31, 2014 and remains unpaid. The May 6, 2014 note matured on May 6, 2015 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

The obligation under a certain convertible promissory note of $100,000 was not met by January 1, 2013 and the principal was increased to $150,000. The $50,000 principal increase was recognized as interest expense on our statement of operations for the fiscal year ended June 30, 2013.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are entitled to warrants for an aggregate of 19,200,000 shares of common stock exercisable at a rate of $0.025 which would expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating $40,241 and $265,241 at June 30, 2014 and June 30, 2014, respectively. The related accrued interest amounted to approximately $40,000 and $201,000 at June 30, 2014 and June 30, 2014, respectively. The notes payable bear interest at rates ranging from 8% to 18% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2014 have matured and remain unpaid.

Transactions

The Company generated proceeds of $128,500 from the issuance of 13 convertible promissory notes with interest rates of 18% during fiscal 2014.

The Company issued 1,000,000 shares of common stock upon conversion of two convertible promissory notes totaling $20,000 during fiscal 2014 (See Note 6).

The Company generated proceeds of $145,000 from the issuance of convertible promissory notes during fiscal 2013.

The Company issued 3,166,667 shares of common stock upon conversion of $10,000 of convertible promissory notes and $5,833 of accrued interest thereon during fiscal 2014.

The Company recognized interest expense, including amortization of debt discount, of approximately $192,000 and $284,000 during fiscal 2014 and 2014, respectively.

NOTE 5: OBLIGATIONS TO ASC RECAP, LLC

In July, 2013, certain of the Company’s creditors showed interest in selling their claims against the Company to ASC Recap, LLC (“ASC”); this group also included both current and past management of the Company. This led to the Company signing a Liability Purchase Agreement with ASC on July 23, 2013. This Agreement required the Company to issue common shares within five business days of each purchase at a 25% discount from the market price to ASC in amounts equal to the claims purchased from the Company’s creditors. In addition, under the terms of the Agreement, the Company issued a $25,000 non-interest bearing convertible promissory note to ASC, as described in Note 4.

ASC signed a series of Claim Purchase Agreements with certain creditors of the Company to purchase their claims against the Company totaling $2,531,565. These claims consisted of notes payable, convertible notes payable, vendor payables and accrued compensation to the Company’s CEO and to a related party. The Claim Purchase Agreements required ASC to settle the creditors’ claims against the Company for a total of $1,305,996. Each Claim Purchase Agreement stipulated that ASC would pay each creditor the agreed-upon amount in up to twelve (12) monthly installments.

In January, 2014, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2014, and on March 12, 2014 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2014, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2014, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981.; in July of 2014, the Company issued 82,980,000 shares of common stock with an aggregate market value of $24,894 (see Note 6).

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 5: OBLIGATIONS TO ASC RECAP, LLC, continued

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		$2,505,860

This resulted in a loss on debt settlement in the accompanying statement of operations, as follows:

Market value of 322,220,000 common shares issued between April and June 2014	$365,308

Market value of 82,890,000 common shares issued during July 2014	24,894

Convertible notes payable issued	150,000

Adjustments to recorded liabilities of NuState	24,355

Loss on debt settlement	$564,557

The Company ceased issuing shares upon discovering that ASC had failed to make its first payment to the creditors on time, did not give verifiable reports to the creditors, or make regular monthly payments as specified in the Claim Purchase Agreement. A provision in each Claim Purchase Agreement stipulated that the “Purchaser (ASC) shall not be obligated to pay any portion of the purchase price in the event of a Default by the Company.” On August 13, 2015 ASC served the Company with a Notice of Default, which per the Agreement, returns the unpaid balance owed to the creditors of the Company.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2014 the Company had 750,000,000 shares legally authorized. As per the settlement agreement with ASC Recap, LLC the Company issued 322,320,000 prior to June 30, 2014 (see Note 5). On June 27, 2014, 60,040,000 common shares were issued to ASC, which brought the total common shares outstanding to 805,603,202, which was in excess of the then authorized number of shares. The Company’s certificate of incorporation was amended on July 23, 2014 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares (see Note 9). This amendment was made pursuant to a majority written consent in lieu of a special meeting of shareholders by eight of our shareholders on March 31, 2014, in accordance with the relevant sections of the Nevada Revised Statutes and, subsequently, approved by the Board of Directors.

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the year ended June 30, 2014 was as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Conversion of convertible notes payable	1,000,000	$20,000	$0.02
(The value of the common stock was based on the conversion terms of the convertible note – See Note 4)
Issuances in to partially satisfy settlement payable to ASC Recap, LLC	322,220,000	$430,612	$0.0006 - $0.0029

A summary of the issuance of shares of Common Stock, related consideration, and fair value of transaction, for the year ended June 30, 2013 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to satisfy accrued compensation, based on the conversion price of note conversions during the fiscal year ended June 30, 2013.	100,000,000	$500,000	$0.005

Conversion of convertible notes payable and accrued interest. The value of the shares of the common stock was based on the conversion terms of the respective convertible notes.	3,166,667	15,833	0.005

Shares issued pursuant to non-cash exercise of options to satisfy obligations. The value of the shares of the common stock was based on the exercise price of the stock options.	60,000,000	150,000	0.0025

Preferred Stock

All issued and outstanding shares of the Company’s preferred stock have a par value of $0.01 per share and rank prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

Series B Preferred Stock

The Series B Preferred Stock has a stated value of $5.00 per share. Each share of Series B preferred Stock is convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock are entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At June 30, 2014, the Company had not declared the payment of dividends aggregating approximately $523,600.

Series C Preferred Stock

The Series C Preferred Stock has a stated value of $30.00 per share. Each share of Series C Preferred Stock is convertible into 100 shares of the Company’s common stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Series D Preferred Stock

The Series D Preferred Stock has a stated value of $25,000 per share. Each share of the Series D preferred Stock is convertible into 1,000,000 shares of the Company’s common stock. In addition, the holders of the Series D Preferred Stock are entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil.

Series F Preferred Stock

The Series F Preferred Stock has a stated value of $5,000 per share. Each share of Series F Preferred Stock is convertible into 200,000 shares of the Company’s common stock.

Series H Preferred Stock

The Series H Preferred Stock has a stated value of $1,000 per share. Each share of Series H Preferred Stock is convertible into the greater of a) $0.025 per share or b) 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the Company’s receipt of a notice of conversion.

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

Series Y Preferred Stock

The Series Y Preferred Stock has a stated value and par value of $0.01 and has no liquidity preference. Each share of Series Y Preferred Stock has 203 votes per share and has the right to vote with the common shareholders in all matters. The shares are convertible into one share of the Company’s common stock at the holder’s option subject to an adjustment upon issuing dividends or distributions payable in common stock and reverse or forward stock split. The shares are held by a former Chairman of the Board of the Company.

Warrants

			Weighted Average
	Weighted Average		Remaining
	Warrants	Price per Share	Contractual Term
Balance, July 1, 2012	57,047,293	$0.02	2.19
Granted	7,000,000	$0.02
Exercised	-	-
Forfeitures	(19,000,000)	$0.01
Outstanding at June 30, 2013	45,047,293	$0.02	1.48
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding at June 30, 2014	45,047,293	$0.02	1.48

The warrants had no intrinsic value at June 30, 2014.

The Company issued 7,000,000 warrants pursuant to private placements during fiscal 2013. The warrants are exercisable at a rate of $0.025 per share and expire in August 2014 and March 2015.

The Company issued 15,333,333 warrants to several note holders in lieu of interest during fiscal 2012. The warrants are exercisable at $0.025 per share and expire in May 2015. The 15,333,333 warrants were valued on the grant date at approximately $0.006 per warrant or a total of $92,000 using a Black-Scholes-Merton option pricing model with the following assumptions: stock price of $0.007 per share (based on the quoted trading price on the date of

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

grant), volatility of 232% (based from volatilities of similar companies), expected term of 3 years, and a risk free interest rate of 0.03%. The fair value of the warrants of $92,000 was included in interest expense during fiscal 2012.

Options

In January 2001, The Company adopted the 2001 Employee Compensation Plan, or the Plan. The Plan provided for stock compensation through awards of shares of the Company’s common stock.

The Company’s board of directors may appoint a Compensation Committee to administer the Plan. In the absence of such appointment, the board of directors is responsible for the administration of the Plan. The Company did not appoint a Compensation Committee to administer the Plan. The board of directors has the sole power to award shares of common stock under the Plan, as well as determine those individuals eligible to receive an award of Plan shares. Awards of shares under the Plan may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past services or performance or may be sold to an employee.

The maximum number of shares which may be awarded under the plan is 5,000,000. Awards were generally granted to:

●	executive officers, officers and directors (including advisory and other special directors) of the Company;

●	full-time and part-time employees of the Company;

●	natural persons engaged by the Company as consultants, advisors or agents; and

●	a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by the Company.

Grants to employees may be made for cash, property, services rendered or other forms of payment constituting lawful consideration under applicable law. Shares awarded, other than for services rendered, may not be sold at less than the fair value of our common stock on the date of grant.

The plan terminated in January 2011. The board of directors has absolute discretion to amend the plan with the exception that the board had no authority to extend the term of the plan, to increase the number of shares subject to award under the plan or to amend the definition of “Employee” under the plan.

The Company generally recognizes its share-based payments over the vesting period for which such payments are made.

The following is a summary of the Company’s activity related to its options between July 1, 2012 and June 30, 2014:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance at July 1, 2012	74,000,000	$0.01	0.86
Granted	-	-
Exercised	(60,000,000))	0.025
Forfeitures	(14,000,000))	-
Outstanding and exercisable at June 30, 2013	-	$-	-
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding and exercisable at June 30, 2014	-	$-	-

The total compensation cost related to non-vested awards not yet recognized amounted to $0 at June 30, 2014 and 2013. There was no intrinsic value as of June 30, 2014. The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 7: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the year ended June 30, 2014 and 2013 was $0.

A summary of our deferred tax is as follows:

	June 30, 2014	June 30, 2013
Tax benefit of net operating loss carry forward	$10,476,000	$10,263,000
Less: valuation allowance	(10,476,000)	(10,263,000)
Net deferred tax assets	$-	$-

As of June 30, 2014, the Company had unused net operating loss carry forwards of approximately $27.1 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2034. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382. Due to these limitations, and other considerations, management has established full valuation allowances on deferred tax assets relating to net operating loss carryforward, as the realization of any future benefits from these assets is uncertain.

The valuation allowance at June 30, 2014 and 2013 was $10,476,000 and $10,263,000, respectively. The increase during the years ended June 30, 2014 and 2013 was approximately $213,000 and $299,000, respectively.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2014 and 2013. The effective tax rate is 35% Federal and 3.6% for State after Federal tax benefit:

	2014	2013
Computed “expected” tax benefit	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(3.6)%	(3.6)%

Permanent differences	23.0%	66.0%
Subtotal	(15.6)%	27.4%
Change in valuation allowance	15.6%	(27.4)%
Provision for income taxes	—%	—%

NOTE 8: RELATED PARTY TRANSACTIONS

During fiscal 2014 and 2013, the Company incurred expenses of $110,400 and $120,000, respectively, to a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and President.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 9: SUBSEQUENT EVENTS

The Company’s certificate of incorporation was amended on July 23, 2014 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized shares to one billion seven hundred fifty-one million shares, of which one billion seven hundred fifty million are common stock, par value $0.001 per share, and one million are preferred stock, par value $0.01 per share (see Note 6). The Company’s certificate of incorporation were amended again on September 17, 2014 by two billion common shares, bringing total authorized shares to three billion seven hundred fifty-one million shares, of which three billion seven hundred fifty million are common stock, par value $0.001 per share, and one million are preferred stock, par value $0.01 per share. These amendments were made pursuant to a majority written consent in lieu of a special meeting of shareholders by eight of our shareholders on March 31, 2014 in accordance with the relevant sections of the Nevada Revised Statutes and, subsequently, approved by the Board of Directors.

In August 2014, we reconstructed several convertible promissory notes totaling approximately $542,000 and all accrued interest thereon totaling approximately $162,000 held by seven of our note holders and issued them seven new 18% convertible promissory notes totaling approximately $704,000 (the “Consolidated notes”). The Consolidated notes are convertible into our common stock at a conversion price equal to the lesser of a) $0.0025 or b) the average closing price of the Company’s Shares for the ten days immediately prior to the conversion date with a “floor” of $0.0025 per share.

On October 9, 2014, we entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 859,000,000 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company.

On November 22, 2014 the Company entered into definitive licensing and marketing agreements with The Ronn Motor Group, Inc. (“RMG”), a privately owned Scottsdale, Arizona company in the business of designing and manufacturing exotic, high performance automobiles powered by late generation, clean fuel including electric, hydrogen fuel cell and the latest battery technologies to achieve maximum performance. In consideration for a license fee of $100,000 the Company provided RMG with the exclusive worldwide right to use, reproduce, market and distribute GPSTrax©, the Company’s patented software, under RMG’s label for clean energy projects in the transportation and telematics industries. The marketing agreement specified that the Company would receive a 65% royalty for any license fees generated by RMG. RMG has not paid any portion of the license fee.

On July 24, 2015, our board of directors appointed Kathleen Roberton as President and Chief Executive Officer. Concurrently with this appointment, Kevin Yates resigned as President and Chief Executive Officer but remained Chairman of the Board to oversee operations and sales development. On October 14, 2015, Ms. Roberton was issued 499,000,000 shares of common stock as a performance bonus pursuant to her employment agreement.

On August 13, 2015 ASC Recap, LLC issued the Company a letter of default related to its agreement to settle outstanding liabilities and related accrued interest and returned approximately $2,369,000 of liabilities to their original holders including $908,000 of principal and $619,000 of accrued interest thereon, $746,000 in accrued compensation and $96,000 in accounts payable. These balances reflect the payments made by ASC to creditors prior to the default.

From August through November 2015, we issued $85,000 of 18% short-term, convertible promissory notes to seven unaffiliated investors. These notes have a six-month term and are convertible at a 50% discount to the average closing bid price of our common stock for the 10 days immediately preceding the receipt of a notice of conversion from the investor. The embedded conversion features included in these convertible instruments creates derivative liabilities that will be recorded as current liabilities on the Company’s balance sheet along with discounts on notes payable that will be amortized over the six-month term of the notes.

On October 5, 2015, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock, par value $0.001 per share, to ten billion shares. This amendment was made pursuant to a majority written consent in lieu of a special meeting of shareholders by eight of our shareholders on March 31, 2014 in accordance with the relevant sections of the Nevada Revised Statutes and, subsequently, approved by the Board of Directors.

On October 9, 2015, we issued five billion shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in consideration for his forgiveness of $633,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H shares were exchanged for 532,000 shares of Series A preferred stock.

On October 14, 2015 a former Chairman of the Board of the Company was issued 80 shares of Series F preferred stock with a stated value of $5,000 and a par value $0.001 per share, and 12 shares of Series H preferred stock, with a stated value of $1,000 and a par value $0.001 per share in consideration for his forgiveness of $412,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H shares were exchanged for 1,648,000 shares of Series A preferred stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 9: SUBSEQUENT EVENTS, continued

On October 16, 2015, preferred shareholders representing a majority of each series of our outstanding preferred stock, except for the Series Y preferred stock, voted to cancel all their shares of preferred stock in exchange for 8,991,840 shares of newly designated Series A preferred stock. The number of shares of newly issued Series A preferred stock issued to each preferred shareholder was calculated by dividing the total stated value of their preferred shares by $0.25. The holders of the Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

The 87,000 shares of Series Y preferred stock, owned by the Company’s former Chairman of the Board, were valued at $87,000 and exchanged for 348,000 shares of Series A preferred stock rather than the 87,000 shares of common stock as defined in the designation of the Series Y preferred stock. These shares of Series A preferred stock will be valued at their fair market value and the additional consideration above the market value of the 87,000 shares of common stock will be expensed as additional compensation during fiscal year 2016.

On October 29, 2015, we dissolved the corporation in Nevada and simultaneously incorporated it in Florida. The Florida articles of incorporation authorize the Company to issue ten billion one hundred million shares of stock of which ten billion may be shares of its common stock, par value $0.0001 per share, and one hundred million may be shares of its preferred stock, par value $0.001 per share.

In November, 2015, we sold 40,000 shares of Series A preferred stock to one investor for $10,000 and sold 100,000 shares of Series B preferred stock to another investor for $25,000.

In December 2015, three existing note holders exchanged an aggregate of $281,910 of their outstanding convertible notes and accrued interest thereon into 1,127,640 shares of Series B preferred stock, par value $0.001. The number of shares of newly designated Series B preferred stock issued to each note holder was calculated by dividing their total principal and accrued interest thereon as of November 30, 2015 by $0.25. The holders of the Series B preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for five basis each month for four years (the “Leak-Out Period”).However, the conversion price automatically reduces by 30% to $0.035 per share if the price of our common stock is below $0.10 per share on a conversion date. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

