Form 10-K/A
period 2014-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-02-04
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2014 that was filed with the Securities and Exchange Commission on February 3, 2016 (the “Original Filing”) is being filed solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Original Filing. This Amendment speaks as of the Original Filing date and does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way the disclosures made in the Original Filing.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)

2.2	Agreement and Plan of Merger Between Fittipaldi Logistics, Inc. and State Petroleum Distributors, Inc. (30)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and NuState Energy Holdings, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between NuState Energy Holdings, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc. (33)

10.19	NuState/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

101.	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-131832 filed on February 14, 2006.

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

By:	/s/ Kathleen Roberton
Kathleen Roberton
Chief Executive Officer

Date: February 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Kathleen Roberton	Chief Executive Officer	February 4, 2016

By:	/s/ Kevin Yates	Chief Financial Officer	February 4, 2016