Form 10-K
period 2015-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-04-11
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2014 was $746,757, at a share price of $0.0005 on that date. For purposes of this calculation, an aggregate of xxx shares of Common Stock were held by non-affiliates of the registrant on December 31, 2014 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of April 5, 2016: 7,717,954,802

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

NuState is launching a new GPSTrax Value-Added Reseller (VAR) Program, focusing on opportunities in consumer-based solutions such as asset tracking. The VAR Program will increase awareness, availability and support of the GPSTrax solution at a time when a growing number of companies are looking to update and optimize their solutions. We expect to generate revenues from this Program during fiscal 2016.

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

Employees

At April 8, 2016, we had 2 full time employees.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $42.2 million as of June 30, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations, and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $5.9 million as of June 30, 2015. This deficit consists of $6,130 in current assets, offset by $5,891,396 in current liabilities. In addition we had negative cash flow from operations for the year ended June 30, 2015 and of approximately $179,000 and $129,000, respectively. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly-traded company.

As of February 28, 2016, we had minimal cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to being a publicly-traded company. We will need to raise additional capital to support our public-company-related activities.

We had $4,812,946 of convertible notes, notes payable, settlements due, and accrued interest payable as of June 30, 2015, of which of this amount $1,661,227 currently past due, and do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $4.8 million as of June 30, 2015 which are either currently past due or which are due in the current fiscal year. Currently, there is $1,421,730 principal amount of the convertible notes payable which is past due, $90,241 principal of the notes payable which is past due, and $778,462 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. In addition, there is a settlement amount due to ASC Recap, LLC of $2,372,513 and notes payable in the amount of $150,000 due to ASC Recap, LLC. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

We have $598,400 of undeclared accumulative dividends as of June 30, 2015 and we may not be able to settle this obligation in cash or stocks.

In addition to funding our operating expenses, we need capital to pay undeclared accumulative dividends totaling approximately $598,400 as of June 30, 2015. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “NSEH,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2015	High	Low

Quarter Ended September 30, 2014	$0.0019	$0.0001
Quarter Ended December 31, 2014	$0.0029	$0.0001
Quarter Ended March 31, 2015	$0.0006	$0.0001
Quarter Ended June 30, 2015	$0.0002	$0.0001

Fiscal Year Ended June 30, 2014	High	Low

Quarter Ended September 30, 2013	$0.0070	$0.0011
Quarter Ended December 31, 2013	$0.0045	$0.0015
Quarter Ended March 31, 2014	$0.0041	$0.0008
Quarter Ended June 30, 2014	$0.0030	$0.0003

Stockholders

As of March 18, 2016, there were 442 stockholders of record of our Common Stock.

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

At June 30, 2015, the Company’s undeclared cumulative dividends aggregated $598,400.

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $3,796,554 or 39% from $9,687,950 on September 30, 2008 to $5,891,396 on June 30, 2015.

In August 2012, its former subsidiaries CXT and P2SI each filed a Voluntary Bankruptcy Petition and Schedules in the United States Bankruptcy Court in the District of South Carolina. On October 19, 2012, the Company was awarded the bankruptcy and has filed the proper paperwork and as a result has reduced its liabilities by $1,875,581.

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

Licensing Use of Intellectual Property

NuState Energy Holdings, Inc. signed a definitive agreement with The Ronn Motor Group, with offices in Dalian, China and the United States, to license and market NuState’s IP software, GPSTrax©, for use by Ronn Motor Group’s partners in China and other international markets. On February 26, 2016, we agreed to suspend the definitive agreement with Ronn Motor Group as Ronn Motor Group is going through a corporate restructuring. On February 26, 2016 we entered into a binding Letter of Intent with MK Technologies LLC (a related party to Ronn Motor Group), in relation to the purchase of its fuel enhancement technologies and all its Assets, for total consideration of $2,000,000. $1,000,000 will be paid at closing, with the balance of the purchase price paid out in accordance with a mutually approved royalty agreement and paid consulting agreement, and $1,000,000 to be paid in stock, cash, or a combination on a mutually agreed schedule.

Results of Operations

Selling, General, and Administrative Expenses

For the year ended June 30, 2015, selling, general and administrative expenses were $358,656 as compared to $405,045 for the year ended June 30, 2014, a decrease of $46,388 or approximately 11.5%. For the years ended June 30, 2015 and 2014 selling, general and administrative expenses consisted of the following:

	2015	2014	Increase/(Decrease)	% Change
Accounting expense	$15,000	$28,850	$(13,850)	(48.00)%
Consulting fees	99,841	110,400	(10,559)	(9.60)%
Legal fees	-	20,000	(20,000)	(100.00)%
Salaries	240,000	240,000	-	0.00%
Travel	1,830	4,094	(2,264)	(55.30)%
Other	1,985	1,700	284	16.70%
	$358,656	$405,045	$(46,388)	(11.50)%

The decrease in selling, general and administrative expenses during fiscal 2015, when compared with the prior year, is primarily due to a decrease in legal fees of $20,000 due to less legal activity, a decrease in accounting fees of $13,850, and a decrease in general consulting fees of $10,559.

	Years ended
	June 30,
	2015	2014
Derivative Liability expense	$-	$(204,283)

Gain (loss) on change in fair value of derivative liabilities	$60,481	$(2,006)

Derivative liability expense during fiscal 2014 resulted from the beneficial conversion features of two new convertible notes payable issued during that year that had initial derivative liabilities in excess of their principal amounts.

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during fiscal 2015 is primarily due to the decrease in the market price of our common stock. The decrease in fair value of derivative liabilities recognized during fiscal 2014 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively.

Interest Expense

	Years Ended
	June 30,		%
	2015	2014	Change
Interest Expense	$310,864	$191,716	62.1%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2015 is primarily due to increased amortization of debt discount of $62,328, along with an increase in interest-bearing liabilities.

Loss on Settlement of Debt

	Years Ended		%
	June 30,		Change
	2015	2014
Loss on settlement of debt	$(339,421)	$(564,557)	44.4%

On October 9, 2014, the Company entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 859,000,000 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company. The Company issued to IBC an additional 429,371,000 common shares valued at $116,874.

Liquidity and Capital Resources

	Balance at June 30,
	2015	2014
Cash	$6,130	$65
Accounts payable and accrued expenses	440,642	437,921
Accrued compensation	342,000	167,000
Notes, convertible notes, accrued interest, and settlement payable to ASC Recap, LLC	4,812,946	4,436,501

At June 30, 2015 and 2014, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2015. As of February 28, 2016 we had approximately $3,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $179,000 and $129,000 during the years ended June 30, 2015 and 2014, respectively, and has a working capital deficit of approximately $5.9 million and $5.4 million at June 30, 2015 and 2014, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(960,388)	$(1,367,607)
Non-cash Adjustments:
Loss on debt settlement	339,421	564,557
Amortization of debt discount	106,164	43,836
(Gain) loss on change in derivative liability	(60,481)	2,006
Derivative liability expense	-	204,283
Loss on restructuring of debt	11,928	-
Changes in assets and liabilities		-
Accrued interest	206,700	147,880
Accrued compensation	175,000	240,000
Accounts payable and accrued expenses	2,721	36,139
Net cash used in continuing operations	(178,935)	(128,906)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	185,000	128,500
	185,000	128,500

Net variation in cash	$6,065	$(406)

Year ended June 30, 2015

Net cash used in operations in fiscal year 2015 increased by $50,029 or 38.8% from fiscal year 2014. This cash was obtained through the sale of $185,000 of convertible promissory notes.

Year ended June 30, 2014

Net cash used in operations in fiscal 2014 decreased by $15,633 or 10.8% from fiscal year 2013. This cash was obtained through the sale of $128,500 of convertible promissory notes.

The decrease in cash flows used in operating activities during fiscal 2014, when compared to the prior year period, is primarily due to a decrease in operating expenses and interest expense during fiscal 2014.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated proceeds of $185,000 and $128,500 during fiscal 2015 and 2014, respectively, from the issuance of convertible notes payable and promissory notes.

Other outstanding obligations at June 30, 2015

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

The carrying amount of the Company’s liability to ASC, exclusive of the convertible notes payable and which is reported in the accompanying balance sheet as settlement payable to ASC Recap, LLC, is $2,372,513 and represents the $2,531,565 originally awarded, less payments/adjustments of $159,052,. The Company also recorded a loss on debt settlement in the accompanying statement of operations of $564,557 as a result of these transactions.

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

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.4 million and $1.1 million outstanding at June 30, 2015 and 2014, respectively. The accrued interest amounted to approximately $754,000 and $711,000 at June 30, 2015 and 2014, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.0005 per share, at the holders’ option. At June 30, 2015, all convertible promissory notes have matured.

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 19,200,000 warrants, exercisable at a rate of $0.025. The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $90,000 at June 30, 2015 and $40,000 at June 30, 2014. The related accrued interest amounted to approximately $24,500 and $19,000 at June 30, 2015 and 2014, respectively. The notes payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2015.

Warrants

As of June 30, 2015, we had no outstanding warrants.

Derivative Liability

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. As of June 30, 2015 the Company had $150,000 in notes that are convertible into the Company’s common stock, which contained certain ratchet provisions that reduce the conversion price of the notes. In accordance with ASC 815 the Company determined that the note the conversion features with provisions that reduce the exercise price of the notes did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.

Derivatives are required to be recorded on the balance sheet at fair value (see Note 12). These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2015 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2015, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2014:

Name	Age	Position
Kevin Yates	50	Chairman of the Board and Chief Executive Officer

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Kevin Yates, Chief	2015	240,000	-	-	-	-	-	97,841	337,841
Executive Officer	2014	240,000	-	-	-	-	-	110,400	350,400

(1)	Other compensation for Mr. Yates during fiscal 2015 and 2014 represented funds paid to Mobile Software Team, LLC and C3I Services, LLC, related parties by means of common ownership and management to the Company. The related parties provided assistance to Mr. Yates in his duties.

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

On April 1, 2012, we entered in a consulting agreement with C3I Services, LLC (‘C3I Services”). Kevin Yates, our Chairman of the Board is also a managing member of C3i Services, LLC. The agreement provides for the following, among other things:

●	Base annual consulting fee of $120,000;

●	Termination clause: the earliest of July 1, 2013 the date we become a reporting company, or upon 30 day written notice by each party. C3I Services used proceeds from the consulting agreement to pay certain of our operating expenses. This agreement has been informally renewed on a year-to-year basis, through December 31, 2016.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2015 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Yates, who is also an executive officer of our company, and does not receive any compensation specifically for his Board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At February 29, 2016 we had 7,717,954,802 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 29, 2016 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our director;

●	each of our executive officers named in the compensation tables in Item 11; and

●	All of our executive officers and director as a group.

	COMMON STOCK
	AMOUNT OF BENEFICIAL	% OF	% OF VOTING
NAME	OWNERSHIP	CLASS	CONTROL (1)

Kevin Yates	115,000,000	1.49%	1.71%

(1)	Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series Y Convertible Preferred Stock on February 29, 2016. On that date we had 7,717,954,802 outstanding shares of common stock with one vote per share and 87,000 shares of Series Y Convertible Preferred Stock with 200 votes per share for an aggregate of 17,400,000 votes.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2015.

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

Warrants

During fiscal 2015 and 2014 we issued no warrants to purchase shares of our common stock.

During fiscal 2013 we issued warrants to purchase 2,000,000 shares of our common stock, with an exercise price of $0.025 per share and expiring in March 2015 in connection with the sale of common stock.

At June 30, 2015 we had no warrants outstanding.

Convertible Notes Payable

During fiscal 2015 we issued $185,000 of 18% convertible promissory notes with a term of one year. The convertible notes are convertible into shares of our common stock. The conversion price per share in effect on any conversion date shall be equal to the lesser of a) $0.0025 or b) the average closing price of the Company’s shares for the ten days immediately prior to the conversion date, with a floor of $0.00125. As of June 30, 2015, the applicable conversion price based on these terms was the floor price of $0.00125 per share. As of June 30, 2015, $185,000 of principal and $14,282 of accrued interest is outstanding on these convertible notes.

During fiscal 2014 we issued convertible notes totaling $128,500. The convertible notes payable matured in September 2015 and are currently past due. The convertible notes bear interest at a rate of 12% per annum, payable upon conversion. The convertible notes are convertible into shares of our common stock at $0.005 per share. The convertible note also bears warrants to purchase our common stock at a price of $0.025 per share upon conversion. The number of warrants to be received by the note holder is equal to one half of the number of common shares issued upon conversion. As of June 30, 2015, $26,927 of principal and accrued interest is outstanding on this convertible note.

Common Stock

During fiscal 2015 we issued shares of our common stock as follows:

On October 9, 2014, we entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 859,000,000 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company. The Company issued to IBC an additional 429,371,000 common shares valued at $116,874.

In July of 2014, the Company issued 82,980,000 shares of common stock with an aggregate value of $24,894 to ASC Recap.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of D’Arelli Pruzansky, P.A., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2015	2014
Audit Fees (1)	$15,000	$15,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$15,000	$15,000

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

b. Exhibits

Exhibit No.	Description of Exhibit

2.1	Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)

2.2	Agreement and Plan of Merger Between Fittipaldi Logistics, Inc. and State Petroleum Distributors, Inc. (30)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc. (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and NuState Energy Holdings, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between NuState Energy Holdings, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and NuState Energy Holdings, Inc. (33)

10.19	NuState/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

101.	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-131832 filed on February 14, 2006.

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

By:	/S/ Kathleen Roberton
Kathleen Roberton
Chief Executive Officer

Date: April 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Kathleen Roberton	Chief Executive Officer	April 11, 2016

By:	/S/ Kevin Yates	Chief Financial Officer	April 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NuState Energy Holdings, Inc.

We have audited the accompanying balance sheets of NuState Energy Holdings, Inc. as of June 30, 2015 and 2014 and the related statements of operations and changes in stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuState Energy Holdings, Inc. as of June 30, 2015 and 2014 and the results of its operations and their cash flows for each of the two years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $960,000, and cash used in operations of approximately $179,000 for the year ended of June 30, 2015. The Company had a working capital deficit of approximately $5,885,000 and an accumulated deficit of approximately $42,175,000 at June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Coconut Creek, Florida

April 8, 2016

5489 Wiles Road, Suite 303       Coconut Creek, FL 33073       Phone 754 205.6417       Fax 754 205.6419

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
Current assets:
Cash	$6,130	$65

Total current assets	6,130	65

Total assets	$6,130	$65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$440,642	$437,921
Accrued compensation	342,000	167,000
Accrued interest	778,462	729,853
Settlement due to ASC Recap LLC	2,372,513	2,505,860
Convertible notes payable to ASC Recap LLC, net of discount of $106,164 in 2014	150,000	43,836
Convertible notes payable	1,421,730	1,116,711
Notes payable	90,241	40,241
Derivative liabilities	295,808	356,289
Total current liabilities	5,891,396	5,397,711

Stockholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized
Series B ($0.01 par value; 200,000 shares authorized, 149,600 shares issued and outstanding as of June 30, 2015 and 2014)	1,496	1,496
Series C ($0.01 par value; 20,000 shares authorized, 332 shares issued and outstanding as of June 30, 2015 and 2014)	3	3
Series D ($0.01 par value; 40 shares authorized, 19 shares issued and outstanding as of June 30, 2015 and 2014)	-	-
Series E ($0.01 par value; 1,600 shares authorized, no shares issued and outstanding as of June 30, 2015 and 2014)	-	-
Series F ($0.01 par value; 500 shares authorized, 128 shares issued and outstanding as of June 30, 2015 and 2014)	1	1
Series G ($0.01 par value; 6 shares authorized, no shares issued and outstanding as of June 30, 2015 and 2014)	-	-
Series H ($0.01 par value; 1,600 shares authorized, 70 shares issued and outstanding as of June 30, 2015 and 2014)	1	1
Series I ($0.01 par value; 100,000 shares authorized, 30,000 shares issued and outstanding as of June 30, 2015 and 2014)	300	300
Series J ($0.01 par value; 80 shares authorized, 2 shares issued and outstanding as of June 30, 2015 and 2014)	-	-
Series Y ($0.01 par value; 87,000 shares authorized, 87,000 shares issued and outstanding as of June 30, 2015 and 2014)	870	870
Common stock, $0.001 par value, 10,000,000,000 shares authorized: 2,176,954,202 shares and 805,603,202 shares issued and outstanding at June 30, 2015 and 2014, respectively (See Note 7)	2,176,954	805,603
Additional paid in capital	34,109,946	35,008,529
Accumulated deficit	(42,174,837)	(41,214,449)
Total stockholders’ deficit	(5,891,396)	(5,397,646)

Total liabilities and stockholders’ deficit	$6,130	$65

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2015	JUNE 30, 2014

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	358,656	405,045
Total operating expenses	358,656	405,045

Loss from operations	(358,656)	(405,045)

Other income (expense)
Derivative liability expense	-	(204,283)
Gain (loss) on change in fair value of derivative liabilities	60,481	(2,006)
Interest expense	(310,864)	(191,716)
Loss on restructuring of debt	(11,928)	-
Loss on debt settlement	(339,421)	(564,557)
Total other expense	(601,732)	(962,562)

Net income (loss)	$(960,388)	$(1,367,607)

WEIGHTED AVERAGE COMMON SHARES
Basic	1,579,346,569	509,277,942
Diluted	1,579,346,569	509,277,942

NET (LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED:
Net loss	(0.00)	(0.00)

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Common
	Series B		Series C		Series D		Series F		Series H		Series I		Series J		Series Y		Stock		Additional		Total
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2013, as restated	149,600	$1,496	332	$3	19	$0	128	$1	70	1	30,000	300	2	$0	87,000	$870	482,383,202	$482,383	34,946,441	$(39,846,843)	$(4,415,348)
Issuance of common stock for conversion of debt																	1,000,000	1,000	19,000		20,000

Issuance of common stock to partially satisfy payable to ASC Recap, LLC																	322,220,000	322,220	43,088	0	365,308

Net loss for the year ended June 30, 2014																				(1,367,607)	(1,367,607)

Balance at June 30,2014	149,600	1,496	332	3	19	-	128	1	70	1	30,000	300	2	0	87,000	870	805,603,202	805,603	35,008,529	(41,214,449)	(5,397,647)

Issuance of common stock to IBC																	1,288,371,000	1,288,371	(840,497)	0	447,874

Issuance of common stock to partially satisfy payable to ASC Recap, LLC																	82,980,000	82,980	(58,086)	0	24,894

Net loss for the year ended June 30, 2015																				(960,388)	(960,388)

Balance at June 30, 2015	149,600	$1,496	332	$3	19	$-	128	$1	70	$1	30,000	$300	2	$-	87,000	$870	2,176,954,202	$2,176,954	$34,109,946	$(42,174,837)	$(5,891,396

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	JUNE 30, 2015	JUNE 30, 2014

Cash flows from operating activities:
Net income (loss)	$(960,388)	$(1,367,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	106,164	43,836
Interest expense included in the principal amount of convertible notes	-	-
Loss on debt settlement	339,421	564,557
(Gain) loss on change in fair value of derivative liabilities	(60,481)	2,006
Derivative liability expense	-	204,283
Loss on restructuring of debt	11,928	-

Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,721	36,139
Accrued compensation	175,000	240,000
Accrued interest	206,700	147,880
Net cash used in operating activities	(178,935)	(128,906)

Cash flows from financing activities:
Proceeds from convertible notes payable	185,000	128,500
Net cash provided by financing activities	185,000	128,500

Net increase (decrease) in cash	6,065	(406)

Cash at beginning of year	65	471

Cash at end of year	$6,130	$65

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Issuance of common stock for conversion of debt	$-	$20,000
Issuance of common stock to satisfy accrued compensation	$-	$-
Issuance of common stock to settle liability to IBC Funds	$447,874	$-
Issuance of common stock to partially satisfy settlement payable to ASC Recap	$24,894	$365,368
Satisfaction of accrued compensation as part of the obligation to ASC Recap	$-	745,500
Satisfaction of convertible notes payable and accrued interest as part of the obligation to ASC Recap	$-	$1,526,157
Satisfaction of accounts payable and accrued expenses as part of the obligation to ASC Recap	$-	96,076

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

NuState Energy Holdings, Inc., or the Company, currently is a Florida corporation that was incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, and Fittipaldi Logistics, Inc. between November 2006 and December 2007.

The accompanying financial statements have been prepared on a going concern basis. The Company had a net loss of approximately $960,000 and net cash used in operating activities of approximately $179,000 during the year ended June 30, 2015 and had a working capital deficit of approximately $5.88 million at June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Black-Scholes-Merton derivative liability valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2015 and 2014.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2015 and 2014, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2015 and 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended June 30, 2015 and 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2015, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2014 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share, continued

	For the Years ended June 30,
	2015	2014
Numerator:
Net loss from operations	$(358,656)	$(405,045)
Interest expense	(310,864)	(191,716)
Derivative liability expense	-	(204,283)
Loss on settlement of debt	(339,421)	(564,557)
Loss on restructuring of debt	(11,928)	-
Gain (loss) on change in fair value of derivative liabilities	60,481	(2,006)
Numerator for basic earnings per share- net loss	$(960,388)	$(1,367,607)

Denominator:
Denominator for basic earnings per share-weighted average shares	1,579,346,569	509,277,942
Effect of dilutive securities-when applicable:
Convertible promissory notes	3,925,926,920	312,122,746
Preferred Stock	66,103,200	66,103,200
Warrants	-	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	5,571,376,689	932,551,181
Earnings (loss) per share:	$-	$-
Basic and diluted

The weighted-average potentially dilutive common share equivalents outstanding at June 30, 2015 and 2014 are as follows:

	2015	2014
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	3,925,926,920	312,122,746
Warrants	-	45,047,293
Total	3,992,030,120	423,273,239

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at June 30, 2015 and 2014 amounted to $295,808 and $356,289, respectively. For the year ended June 30, 2015, the Company recorded a gain on the change in fair value of derivative liabilities expense of $60,481. For the year ended June 30, 2014, the Company recorded a derivative liability expense of $204,283 and a loss related to the change in fair value of the derivative liabilities amounting to $2,006. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Year Ended June 30,
	2015	2014
Effective Exercise price	0.00005	$.00025 – 0.00065
Effective Market price	0.0001	$.0006 - 0.002
Volatility	465%	426% - 495%
Risk-free interest	0.1%	0.1%
Terms	252 - 365 days	252 - 365 days
Expected dividend rate	0%	0%

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 3: DERIVATIVE LIABILITY, continued

Changes in the derivative liabilities during the years ended June 30, 2015 and 2014 are as follows:

Derivative liabilities at June 30, 2013	$-
Issuance of embedded derivatives, recognized as debt discount	150,000
Derivative liability expense, recognized as other expense	204,283
Loss on change in fair value of derivative liability, recognized as other expense	2,006
Derivative liability at June 30, 2014	$356,289
Gain on change in fair value of derivative liability, recognized as other expense	(60,481)
Derivative liabilities at June 30, 2015	$295,808

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2015 and June 30, 2014 convertible debentures consisted of the following:

	June 30,
	2015	2014
Convertible notes payable	$1,421,730	$1,116,711
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	-	(106,164)
Total	$1,571,730	$1,160,547

The Company had convertible promissory notes aggregating approximately $1.6 million and $1.2 million at June 30, 2015 and June 30, 2014, respectively. The related accrued interest amounted to approximately $754,000 and $711,000 million at June 30, 2015 and June 30, 2014, respectively. The convertible notes payable bear interest at rates ranging from 10% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00125 to $0.0267 per share. At June 30, 2015, approximately $0.8 million of convertible promissory notes had matured, are in default, and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”), in connection with the Company’s settlement with ASC of up to approximately $2.5 million in liabilities of the Company, two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. The July 22, 2013 note matured on March 31, 2014 and remains unpaid. The May 6, 2014 note matured on May 6, 2015, is in default, and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion.

Notes Payable

The Company had promissory notes aggregating $90,241 and $40,241 at June 30, 2015 and June 30, 2014, respectively. The related accrued interest amounted to approximately $24,489 and $19,170 at June 30, 2015 and June 30, 2014, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2015 have matured and are in default and remain unpaid.

Transactions

The Company generated proceeds of $185,000 from the issuance of convertible promissory notes with interest rates of 18% during fiscal 2015.

The Company generated proceeds of $128,500 from the issuance of 13 convertible promissory notes with interest rates of 18% during fiscal 2014.

The Company issued 1,000,000 shares of common stock upon conversion of two convertible promissory notes at contractual rates totaling $20,000 during fiscal 2014 (See Note 6).

The Company issued 3,166,667 shares of common stock upon conversion of $10,000 of convertible promissory notes at contractual rates and $5,833 of accrued interest thereon during fiscal 2014.

The Company recognized interest expense, including amortization of debt discount, of approximately $311,000 and $192,000 during fiscal 2015 and 2014, respectively.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

In January, 2014, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2014, and on March 12, 2014 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2014, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2014, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981; in July of 2014, the Company issued 82,980,000 shares of common stock with an aggregate market value of $24,894 (see Note 6).

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Accrual to increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in July 2014		(24,894)
Cash payments and adjustments		(108,453)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

This resulted in a loss on debt settlement in the accompanying statement of operations for the year ended June 30, 2014, as follows:

Market value of 322,220,000 common shares issued between April and June 2014	$365,308

Market value of 82,890,000 common shares issued during July 2014	24,894

Convertible notes payable issued	150,000

Adjustments to recorded liabilities of NuState	24,355

Loss on debt settlement during the year ended June 30, 2014	$564,557

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 5: OBLIGATIONS TO ASC RECAP, LLC, continued

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

NOTE 6: SETTLEMENT WITH IBC FUNDS, LLC

On October 9, 2014, we entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding accounts payable and accrued expenses (the “IBC Claim Amount”) by issuing IBC 1,288,371,000 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2015 the Company had 1,750,000,000 authorized common shares. On October 5, 2015 the Company increased its authorized common shares to 10,000,000,000.

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the year ended June 30, 2015 was as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Issuance of common shares to IBC (see Note 6)	859,000,000	$331,000	$0.0003853
Issuance of common shares to IBC (see Note 6)	429,371,000	$116,874	$0.000272
Issuances in to partially satisfy settlement payable to ASC Recap, LLC	82,980,000	$24,894	$0.0003

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

Series B Preferred Stock

The Series B Preferred Stock has a stated value of $5.00 per share. Each share of Series B preferred Stock is convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock are entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At June 30, 2015, the Company had not declared the payment of cumulative dividends aggregating approximately $598,400.

Series C Preferred Stock

The Series C Preferred Stock has a stated value of $30.00 per share. Each share of Series C Preferred Stock is convertible into 100 shares of the Company’s common stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Preferred Stock, continued

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

Warrants

	Weighted Average		Weighted Average Remaining Contractual
	Warrants	Price per Share	Term
Outstanding at June 30, 2013	45,047,293	$0.025	1.48
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding at June 30, 2014	45,047,293	$0.025	0.48
Granted	-	-
Exercised	-	-
Forfeitures	(45,047,293)	0.025
Outstanding at June 30, 2015	-	$-	-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

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

The Company had no outstanding options or option activity between July 1, 2013 and June 30, 2015

The total compensation cost related to non-vested awards not yet recognized amounted to $0 at June 30, 2015 and 2014. There was no intrinsic value as of June 30, 2015. The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 8: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2015 and 2014 was $0.

A summary of our deferred tax is as follows:

	June 30, 2015	June 30, 2014
Tax benefit of net operating loss carry forward	$10,698,000	$10,476,000
Less: valuation allowance	(10,698,000)	(10,476,000)
Net deferred tax assets	$-	$-

As of June 30, 2015, the Company had unused net operating loss carry forwards of approximately $27.7 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2035. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The valuation allowance at June 30, 2015 and 2014 was $10,698,000 and $10,476,000, respectively. The increase during the years ended June 30, 2015 and 2014 was approximately $222,000 and $213,000, respectively.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2015 and 2014. The effective tax rate is 35% Federal and 3.6% for State after Federal tax benefit:

	2015	2014
Computed “expected” tax benefit	(35.0%)	(35.0%)
State income taxes, net of federal tax benefit	(3.6%)	(3.6%)

Permanent differences	16.1%	23.0%
Subtotal	(22.5%)	(15.6%)
Change in valuation allowance	22.5%	15.6%
Provision for income taxes	—%	—%

NOTE 9: RELATED PARTY TRANSACTIONS

During fiscal 2015 and 2014, the Company incurred expenses of $97,841 and $110,400, respectively, to a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 10: SUBSEQUENT EVENTS

On July 24, 2015, our board of directors appointed Kathleen Roberton as President and Chief Executive Officer. Concurrently with this appointment, Kevin Yates resigned as President and Chief Executive Officer but remained Chairman of the Board to oversee operations and sales development. On October 14, 2015, Ms. Roberton was issued 499,000,000 shares of common stock valued at $49,900 as a performance bonus pursuant to her employment agreement.

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

On September 9, 2015, the Company entered into a one-year consulting agreement with Hippocrates Management Company, Inc. for general business consulting services. The consultant is a related party to Kathy Roberton, our Chief Executive Officer. The contractual payments to the consultant include a payment of $5,000 in cash per month.

From July 2015 t through January 2016, we issued $215,000 of short-term, convertible promissory notes to thirteen unaffiliated investors. These notes have an interest rate of 8% and a six-month term and are convertible at a 50% discount to the average closing bid price of our common stock for the 10 days immediately preceding the receipt of a notice of conversion from the investor. The embedded conversion features included in these convertible instruments creates derivative liabilities that will be recorded as current liabilities on the Company’s balance sheet along with discounts on notes payable that will be amortized over the six-month term of the notes.

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

On October 9, 2015, we issued five billion shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in consideration for his forgiveness of $633,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H preferred shares were exchanged for 532,000 shares of Series A preferred stock. Holders of Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

On October 14, 2015 a former Chairman of the Board of the Company was issued 80 shares of Series F preferred stock with a stated value of $5,000 and a par value $0.001 per share, and 12 shares of Series H preferred stock, with a stated value of $1,000 and a par value $0.001 per share in consideration for his forgiveness of $412,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H preferred shares were exchanged for 1,648,000 shares of Series A preferred stock.

On October 14, 2015 the 87,000 shares of Series Y preferred stock, owned by the Company’s former Chairman of the Board, were valued at $87,000 and exchanged for 348,000 shares of Series A preferred stock rather than the 87,000 shares of common stock as defined in the designation of the Series Y preferred stock. These shares of Series A preferred stock will be valued at their fair market value and the additional consideration above the market value of the 87,000 shares of common stock will be expensed as additional compensation during the second quarter of fiscal year 2016.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 10: SUBSEQUENT EVENTS, continued

In October and November 2015, three existing note holders exchanged an aggregate of $281,910 of their outstanding convertible notes and accrued interest thereon into 1,127,640 shares of Series B preferred stock, par value $0.001. The number of shares of newly designated Series B preferred stock issued to each note holder was calculated by dividing their total principal and accrued interest thereon by $0.25. The holders of the Series B preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series B preferred shares into common shares on a one for five basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 30% to $0.035 per share if the price of our common stock is below $0.10 per share on a conversion date. At the end of the Leak-Out Period, up to all of the remaining Series B preferred shares may be converted to common stock at the shareholders’ discretion.

In February 2016, we settled $946,755 of convertible promissory notes for $546,000 with 9 noteholders resulting in a $400,755 gain on debt settlement that will be recorded in our third quarter of fiscal 2016. Also, these noteholders agreed to exchange the $546,000 of promissory notes for an aggregate of 2,184,000 shares of Series A convertible preferred stock.

On February 26, 2016, we agreed to suspend the definitive agreement with Ronn Motor Group as Ronn Motor Group is going through a corporate restructuring. On February 26, 2016 we entered into a binding Letter of Intent with MK Technologies LLC (a related party to Ronn Motor Group), in relation to the purchase of its fuel enhancement technologies and all its Assets, for total consideration of $2,000,000. $1,000,000 will be paid at closing, with the balance of the purchase price paid out in accordance with a mutually approved royalty agreement and paid consulting agreement, and $1,000,000 to be paid in stock, cash, or a combination on a mutually agreed schedule.

In March 2016, we issued a $25,000 convertible promissory note to one investor. The conversion price of this note is $0.0002 per share and, unless our Board of Directors adjusts this conversion price, it will remain unchanged upon any changes to the authorized shares of the company.

