Form 10-Q
period 2015-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-05-02
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of April 25, 2016, was 7,717,954,802.

When used in this quarterly report, the terms “Nustate,” “the Company,” “we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of NuState Energy Holdings, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our registration statement on Form 10 as filed with the Securities and Exchange Commission, or the SEC, on May 8, 2013. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10.

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	September 30, 2015	June 30, 2015 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$28,415	$6,130

Total current assets	28,415	6,130

Total assets	$28,415	$6,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$517,962	$440,642
Accrued compensation	1,115,520	342,000
Accrued interest	1,546,264	778,462
Settlement due to ASC Recap LLC	-	2,372,513
Convertible notes payable to ASC Recap LLC	150,000	150,000
Convertible notes payable	2,212,829	1,421,730
Notes payable	315,241	90,241
Derivative liabilities	290,601	295,808
Total current liabilities	6,148,417	5,891,396

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series B (30,000,000 shares designated, 149,600 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	150	150
Series C (20,000 shares designated, 332 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series D (40 shares designated, 19 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series E (1,600 shares designated, no shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series F (500 shares designated, 128 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series G (6 shares designated, no shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series H (1,600 shares designated, 70 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series I (100,000 shares designated, 30,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	30	30
Series J (80 shares designated, 2 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	-	-
Series Y (87,000 shares designated, 87,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015)	87	87
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 2,176,954,802 shares issued and outstanding as of September 30, 2015 and June 30, 2015 (See Note 7)	217,695	217,695
Additional paid in capital	36,071,610	36,071,610
Accumulated deficit	(42,409,574)	(42,174,837)
Total stockholders’ deficit	(6,120,002)	(5,885,266)

Total liabilities and stockholders’ deficit	$28,415	$6,130

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	149,224	87,596
Total Operating Expenses	149,224	87,596

Loss from Operations	(149,224)	(87,596)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	5,207	(1,038,685)
Interest expense	(78,584)	(70,677)
Loss on restructuring of debt	-	(11,928)
Loss on debt settlement	(12,135)	(7,719)
Total other income (expenses)	(85,513)	(1,129,009)

Net loss	$(234,737)	$(1,216,605)

Loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	217,695,802	876,976,680

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(234,737)	$(1,216,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on restructuring of debt	-	11,928
Loss on debt settlement	12,135	7,719
(Gain) loss on change in fair value of derivative liability	(5,207)	1,038,685
Amortization of debt discount	-	26,541
Changes in operating assets and liabilities:
Accounts payable	(9,087)	(10,495)
Accrued interest	78,584	44,136
Accrued compensation	70,625	60,000
Net cash used in operating activities	(87,715)	(38,091)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	110,000	39,500

Net cash provided by financing activities	110,000	39,500

Net increase (decrease) in cash	22,285	1,409

Cash, beginning of period	6,130	65

Cash, end of period	$28,415	$1,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

ASC debt returned in exchange for accrued compensation	$702,895	$-
ASC debt returned in exchange for accrued interest payable	$689,218	$-
ASC debt returned in exchange for accounts payable	$90,360	$-
ASC debt returned in exchange for convertible notes payable	$677,146	$-
ASC debt returned in exchange for short term notes payable	225,000	-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND BASIS OF PRESENTATION

NuState Energy Holdings, Inc., or the Company, currently is a Florida corporation that was incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, and Fittipaldi Logistics, Inc. between November 2006 and December 2007.

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $87,715 during the three months ended September 30, 2015 and had a working capital deficit of approximately $6.1 million at September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state NuState Energy Holdings, Inc.’s (the “Company” or “we”, “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results of operations for the three months ended September 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2015 and 2014.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2015 and 2014, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2015 and 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended September 30, 2015 and 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at September 30, 2015 and 2014 is classified as Level 3 financial instrument.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During the fiscal year 2014 the Company issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

SEPTEMBER 30, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2015, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2015 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

Segment Reporting

The Company operates in one segment, which is to search for possible acquisition targets and merge with an operating company. The Company’s chief operating decision-maker evaluates the performance of the Company based upon expenses by functional areas as disclosed in the Company’s statements of operations.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

	For the Three Months ended September 30,
	2015	2014
Numerator:
Loss from operations	$(149,224)	$(87,596)
Interest expense	(78,584)	(70,677)
Loss on debt settlement	(12,135)	(7,719)
Gain ((loss) on change in fair value of derivative liability	5,207	(1,038,685)
Loss on restructuring of debt	-	(11,928)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(234,737)	$(1,216,605)

Denominator:
Denominator for basic earnings per share-weighted average shares	217,695,202	876,976,680
Effect of dilutive securities-when applicable:
Convertible promissory notes	6,201,346,319	312,122,746
Preferred Stock	66,103,200	66,103,200
Warrants	-	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	8,444,403,721	1,300,249,919

The weighted-average potentially dilutive common share equivalents outstanding at September 30, 2015 and 2014 are as follows:

	September 30,
	2015	2014
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	6,201,346,319	312,122,746
Options	—	—
Warrants	—	45,047,293
Total	6,267,449,519	423,273,239

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at September 30, 2015 and June 30, 2015 amounted to $290,601 and $295,808, respectively. For the three months ended September 30, 2015 and 2014, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $5,207 and a loss of $1,038,685, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Three Months Ended September 30,
	2015	2014
Effective Exercise price	$.00005	$.00015
Effective Market price	$.0001	$.0014
Volatility	401%	503%
Risk-free interest	0.1%	0.1%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2015 and 2014 are as follows:

Derivative liability at June 30, 2015	$295,808
Gain on change in fair value of derivative liability, recognized as other expense	(5,207)
Derivative liability at September 30, 2015	$290,601

Derivative liability at June 30, 2014	$356,289
Loss on change in fair value of derivative liability, recognized as other expense	1,038,686
Derivative liability at September 30, 2014	$1,394,975

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2015 and 2014 are as follows:

Accrued interest payable at June 30, 2015	$778,462
Return of accrued interest from liability due to ASC Recap	689,218
Interest expense for the three months ended September 30, 2015	78,584
Accrued interest payable at September 30, 2015	$1,546,264

Accrued interest payable at June 30, 2014	$729,853
Reduction of accrued interest related to restructured notes payable	(162,159)
Interest expense for the three months ended September 30, 2014, excluding amortization of debt discount of $26,541	50,564
Accrued interest payable at September 30, 2014	$617,898

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At September 30, 2015 and June 30, 2015 convertible debentures consisted of the following:

	September 30,	June 30,
	2015	2015
Convertible notes payable	$2,212,829	$1,421,730
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	-	-
Total	$2,362,829	$1,571,730

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

The Company had convertible promissory notes aggregating approximately $2.4 million and $1.6 million at September 30, 2015 and June 30, 2015, respectively. The accrued interest amounted to approximately $1,265,000 and $759,000 at September 30, 2015 and June 30, 2015, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.0005 to $0.0267 per share, at the holders’ option. At September 30, 2015, approximately $0.8 million of convertible promissory notes had matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating $315,241 and $90,241 at September 30, 2015 and June 30, 2015, respectively. The related accrued interest amounted to approximately $281,000 and $19,000 at September 30, 2015 and June 30, 2015, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of September 30, 2015 have matured, are in default, and remain unpaid. The increase in the note payable balance during the period was $225,000 due to the return of liabilities from ASC Recap, LLC. See Note 6.

Transactions

During the three months ended September 30, 2015 we issued convertible notes to eight investors, totaling $110,000. The notes bear interest at 8% and have a term of six months.

The Company recognized interest expense of $78,584 and $70,677 during the three-month periods ended September 30, 2015 and 2014, respectively which included debt discount amortization of $0 and $26,541 during the three month period ended September 30, 2015 and 2014, respectively.

NOTE 6: OBLIGATIONS TO ASC RECAP, LLC

In July, 2013, certain of the Company’s creditors showed interest in selling their claims against the Company to ASC Recap, LLC (“ASC”); this group also included both current and past management of the Company. This led to the Company signing a Liability Purchase Agreement with ASC on July 23, 2013. This Agreement required the Company to issue common shares within five business days of each purchase at a 25% discount from the market price to ASC in amounts equal to the claims purchased from the Company’s creditors. In addition, under the terms of the Agreement, the Company issued a $25,000 non-interest bearing convertible promissory note to ASC, as described in Note 5.

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

In January, 2014, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2014, and on March 12, 2014 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2014, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2014, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981; in July of 2014, the Company issued 82,980,000 shares of common stock with an aggregate market value of $24,894 (see Note 7).

On August 13, 2015 ASC Recap, LLC issued the Company a letter of default related to its agreement to settle outstanding liabilities and related accrued interest and returned approximately $2,373,000 of liabilities to their original holders, which is detailed in the table at the end of Note 6. These balances reflect the payments made by ASC to creditors prior to the default.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 6: OBLIGATIONS TO ASC RECAP, LLC, continued

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at September 30, 2015		$-

The transfer of liability due to ASC Recap consisted of the following:

Convertible notes payable	$677,146
Short term notes payable	225,000
Accounts payable and accrued liabilities	90,360
Accrued salaries	702,924
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,218
$2,372,513

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation was amended on July 23, 2014 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares. On October 5, 2015 the Company increased its authorized common shares to 10,000,000,000, and on April 21, 2016 the Company increased its authorized common shares to 20,000,000,000 at $0.0001 par value per share.

There were no issuances of shares of Common Stock during the three months ended September 30, 2015.

Preferred Stock

All issued and outstanding shares of the Company’s preferred stock have a par value of $0.001 per share and rank prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends, except for Series Y Preferred Stock.

The Company has 100,000,000 shares of blank check preferred stock authorized, which allows the company to designate a number of shares of, leaving a remainder of 50,000,000 shares available for designation.

Series A Preferred Stock

The Series A Preferred Stock has a stated value of $0.25 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by a Lock-Up/Leak-Out Agreement.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Series B Preferred Stock

The Series B Preferred Stock has a stated value of $5.00 per share. Each share of Series B preferred Stock is convertible in 20 shares of the Company’s common stock. In addition, the holders of the preferred stock are entitled to receive cumulative annual dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option.

At September 30, 2015, the Company has not declared the payment of dividends aggregating approximately $617,100.

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

Series H Preferred Stock

The Series H Preferred Stock has a stated value of $1,000 per share. Each share of Series H Preferred Stock is convertible in 1,000,000 shares of the Company’s common stock.

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

Series Y Preferred Stock

The Series Y Preferred Stock has a stated value of $.001 and has no liquidity preference. Each share of Series Y Preferred Stock has 200 votes per share and has the right to vote with the common shareholders in all matters. The shares are convertible into 230,405 shares of the Company’s common stock at the holder’s option. The shares are held by a former Chairman of the Board of the Company.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 8: RELATED PARTY TRANSACTIONS

On September 9, 2015, the Company entered into a one-year consulting agreement with Hippocrates Management Company, Inc. for general business consulting services. The consultant is a related party to Kathy Roberton, our Chief Executive Officer. The contractual payments to the consultant include a payment of $5,000 in cash per month.

The Company has entered into a consulting agreement with a related party owned by our Chairman of the Board and Chief Financial Officer. During the three months ended September 30, 2015 and 2014 the Company had incurred consulting fees and related expense reimbursements of $55,000 and $24,000, respectively.

NOTE 9: SUBSEQUENT EVENTS

From October through December 2015, we issued $100,000 of 8% short-term, convertible promissory notes to seven unaffiliated investors. These notes have a six-month term and are convertible at a 50% discount to the average closing bid price of our common stock for the 10 days immediately preceding the receipt of a notice of conversion from the investor. The embedded conversion features included in these convertible instruments creates derivative liabilities that will be recorded as current liabilities on the Company’s balance sheet along with discounts on notes payable that will be amortized over the six-month term of the notes.

On October 5, 2015, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock, par value $0.0001 per share, to ten billion shares.

On October 9, 2015, we issued five billion shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.0001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in consideration for his forgiveness of $633,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H preferred shares were exchanged for 532,000 shares of Series A preferred stock. Holders of Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

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

On October 28, 2015 the 87,000 shares of Series Y preferred stock, owned by the Company’s former Chairman of the Board, were exchanged for 87,000 shares of Series A preferred.

On October 28, 2015, preferred shareholders representing a majority of each series of our outstanding preferred stock, except for the Series Y preferred stock, voted to cancel all their shares of preferred stock in exchange for 11,181,340 shares of newly designated Series A preferred stock. All classes of preferred shares, excluding the Series A, were cancelled by the Company. These classes of preferred stock were cancelled in conjunction with the Company’s dissolution in Nevada. The Series A preferred stock, along with a new class of Series B preferred stock, were so designated in conjunction with the Company’s reincorporation in Florida, as described in the next paragraph. The number of shares of newly issued Series A preferred stock issued to each preferred shareholder was calculated by dividing the total stated value of their preferred shares by $0.25. The holders of the Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

On October 29, 2015, we dissolved the corporation in Nevada and simultaneously incorporated it in Florida, as amended on April 21, 2016. The Florida Articles of Incorporation authorize the Company to issue twenty billion one hundred million shares of stock of which twenty billion may be shares of its common stock, par value $0.0001 per share, and one hundred million may be shares of its preferred stock, par value $0.001 per share.

In November, 2015, we sold 40,000 shares of Series A preferred stock to one investor for $10,000 and sold 100,000 shares of Series B preferred stock to another investor for $25,000.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 9: SUBSEQUENT EVENTS, continued

In December 2015, three existing note holders exchanged an aggregate of $217,027 of their outstanding convertible notes and accrued interest thereon into 1,127,640 shares of Series B preferred stock, par value $0.001, valued on an “as-converted” basis at $1,127. This transaction was accounted for as an extinguishment of debt, and the gain of $215,990 will be included in the fiscal second quarter statement of operations as gain on restructuring of debt. The number of shares of newly designated Series B preferred stock issued to each note holder was calculated by dividing their total principal and accrued interest thereon as of November 30, 2015 by $0.25. The holders of the Series B preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for five basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 30% to $0.035 per share if the price of our common stock is below $0.10 per share on a conversion date. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

In February 2016, we settled $757,060 of convertible promissory note principal and interest in exchange for 2,064,000 shares of Series A convertible preferred stock, value at $206. The transaction result in a gain on debt settlement of $756,853 that will be recorded in our third quarter of fiscal 2016 results of operations.

In February 2016, we settled $75,715 of accrued payroll due to a former employee in exchange for 20,000 shares of Series A convertible preferred stock, value at $2. The transaction result in a gain on debt settlement of $75,713 that will be recorded in our third quarter of fiscal 2016 results of operations.

On February 26, 2016, we agreed to suspend the definitive agreement with Ronn Motor Group as Ronn Motor Group is going through a corporate restructuring.

On February 26, 2016 we entered into a binding Letter of Intent with MK Technologies LLC (a related party to Ronn Motor Group), in relation to the purchase of its fuel enhancement technologies and all its Assets, for total consideration of $2,000,000. $1,000,000 is to be paid at closing, with the balance of the purchase price paid out in accordance with a mutually approved royalty agreement and paid consulting agreement, and $1,000,000 to be paid in stock, cash, or a combination on a mutually agreed schedule.

In March 2016, we issued a $25,000 convertible promissory note to one investor. The conversion price of this note is $0.0002 per share and, unless our Board of Directors adjusts this conversion price, it will remain unchanged upon any changes to the authorized shares of the company.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $3,539,533 or 39% from $9,687,950 on September 30, 2008 to $6,148,417 on September 30, 2015.

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

On February 26, 2016, we agreed to suspend the definitive agreement with Ronn Motor Group as Ronn Motor Group is going through a corporate restructuring. On February 26, 2016 we entered into a binding Letter of Intent with MK Technologies LLC (a related party to Ronn Motor Group), in relation to the purchase of its fuel enhancement technologies and all its Assets, for total consideration of $2,000,000. $1,000,000 is to be paid at closing, with the balance of the purchase price paid out in accordance with a mutually approved royalty agreement and paid consulting agreement, and $1,000,000 to be paid in stock, cash, or a combination on a mutually agreed schedule.

We are unable to determine at this time whether we will be successful in capitalizing on the aforementioned opportunities in our business environment without proper funding.

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2015 and 2014

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2015	in % 2015
	2015	2014	vs 2014	vs 2014
Operating expenses:
Selling, general and administrative	$149,224	$87,596	$(61,628)	(70.35%)
Total operating expenses	149,224	87,596	(61,628)	(70.35%)

Operating loss	(149,224)	(87,596)	(61,628)	(70.35%)

Other expense:
Gain (loss) on change in fair value of derivative liabilities	5,207	(1,038,685)	(1,043,892)	(100.50%)
Loss on restructuring of debt	-	(11,928)	(11,928)	(100.00%)
Gain (loss) on debt settlement	(12,135)	(7,719)	4,416	57.21%
Interest expense	(78,584)	(70,677)	7,907	11.19%
	(85,513)	(1,129,009)	(1,039,573)	(92.08%)

Net (loss) income	$(234,737)	$(1,216,605)	$(981,869)	80.71%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2015, selling, general and administrative expenses were $149,224 as compared to $87,596 for the three months ended September 30, 2014, an increase of $61,628 or approximately 70.35%. For the three months ended September 30, 2015 and 2014 selling, general and administrative expenses consisted of the following:

	Three months ended
	September 30,		Increase/	%
	2015	2014	(Decrease)	Change
Accounting expense	$7,960	$-	$7,960	N/A
Consulting fees	55,000	24,441	30,559	125.03%
Salaries	80,625	60,000	20,625	34.38%
Travel	-	1,769	(1,769)	(100.00%)
Other	5,639	1,386	4,253	306.90%
	$149,224	$87,596	$61,628	70.35%

The increase in selling, general and administrative expenses during fiscal Q1 of 2016, when compared with the prior year, is primarily due to an increase in consulting fees of $30,559, related to increased activity, an increase in salaries of $20,625 due to the hiring of the chief executive officer in July, 2015, and an increase in accounting fees of $7,960.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2016.

Fair Value of Derivative Liabilities	Three-Months Ended
	September 30,		%
	2015	2014	Change
Gain (loss) on change in fair value of derivative liabilities	$5,207	$(1,038,686)	(100.80%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.

Interest Expense

	Three-Months Ended
	September 30,		%
	2015	2014	Change

Interest expense	$78,584	$70,677	11.19%

Interest expense represents stated interest of notes and convertible notes payable. The increase in interest expense during the three-month period ended September 30, 2015 is primarily due to the increase in interest bearing promissory notes during the three month period ending September 30, 2015 when compared to the prior year period.

Loss on Settlement of Debt

	Three-Months Ended
	September 30,		%
	2015	2014	Change

Loss on debt settlement	$(12,135)	$(7,719)	57.21%

The loss on debt settlement of $12,135 during the three months ended September 30, 2015 resulted from the return of liabilities from ASC Recap LLC.

Liquidity and Capital Resources

	Balance at
	September 30,	June 30,
	2015	2015
Cash	$28,415	$6,130
Accounts payable and accrued expenses	517,962	440,642
Accrued compensation	1,115,520	342,000
Notes, convertible notes, accrued interest, and settlement payable to ASC Recap, LLC	$4,224,334	$4,812,946

At September 30, 2015 and June 30, 2015, 100% of our total assets consisted of cash.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2016. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using a mix of equity and debt financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly-traded company. In the long-term, we anticipate we will need to raise a substantial amount of capital to complete an acquisition. We are unable to quantify the resources we will need to successfully complete an acquisition. If these funds cannot be obtained, we may not be able to consummate an acquisition or merger, and our business may fail as a result.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $87,715 and $38,091 during the thee-month periods ended September 30, 2015 and 2014, respectively, and has a working capital deficit of approximately $6.1 million and $5.9 million at September 30, 2015 and June 30, 2015, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Three-Months Ended
	September 30,
	2015	2014
Cash flows from operating activities

Net loss	$(234,737)	$(1,216,605)
Non-cash adjustments
Loss on restructuring of debt	-	11,928
Amortization of debt discount	-	26,541
(Gain) loss on change in fair value of derivative liability	(5,207)	1,038,686
Loss on debt settlement	12,135	7,719

Changes in assets and liabilities
Accounts payable and accrued liabilities	(9,087)	(10,495)
Accrued interest	78,584	44,136
Accrued compensation	70,596	60,000
Net cash (used in) operations	(87,715)	(38,091)
Cash flows from investing activities
Proceeds from issuance of convertible notes payable	110,000	39,500
	110,000	39,500

Net change in cash	$22,285	$1,409

Three months ended September 30, 2015

Net cash used in operations during the three months ended September 30, 2015 increased by $49,624 or 130% over the same period during fiscal year 2015. This cash was obtained through the sale of $110,000 of convertible promissory notes.

Cash generated from financing activities consists of proceeds of $110,000 from the issuance of convertible notes during the three-month period.

Three months ended September 30, 2014

Net cash used in operations during the three months ended September 30, 2014 totaled $38,091. This cash was obtained through the sale of $39,500 of convertible promissory notes.

Capital Raising Transactions

During the three months ended September 30, 2015 we issued convertible notes to eight investors, totaling $110,000. The notes bear interest at 8% and have a term of six months.

Other outstanding obligations at September 30, 2015

Convertible Notes Payable

The Company had convertible promissory notes aggregating $2.4 million outstanding at September 30, 2015. The accrued interest amounted to approximately $1.3 million as of September 30, 2015. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.0005 per share, at the holders’ option. At September 30, 2015, all convertible promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating approximately $315,241 at September 30, 2015. The related accrued interest amounted to approximately $281,000 at September 30, 2015. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2015 the Company is not the subject of, or party to, any pending or threatened, legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on April 11, 2016, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/s/ Kathleen Roberton
May 2, 2016		Kathleen Roberton
CEO, principal executive officer

	By:	/s/ Kevin Yates
May 2, 2016		Kevin Yates
Chief Financial Officer, principal financial and accounting officer

