Form 10-Q
period 2015-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-05-02
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	December 31, 2015	June 30, 2015 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$33,050	$6,130

Total current assets	33,050	6,130

Total assets	$33,050	$6,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$516,152	$440,642
Accrued compensation	167,840	342,000
Accrued interest	1,560,147	778,462
Settlement due to ASC Recap LLC	-	2,372,513
Convertible notes payable to ASC Recap LLC	150,000	150,000
Convertible notes payable	2,086,849	1,421,730
Notes payable	315,241	90,241
Derivative liabilities	274,052	295,808
Total current liabilities	5,070,281	5,891,396

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 11,308,340 shares issued and outstanding as of December 31, 2015 and 0 shares issued and outstanding at June 30, 2015)	11,308	-
Series B (30,000,000 shares designated, 1,227,640 shares issued and outstanding as of December 31, 2015 and 149,600 shares issued and outstanding at June 30, 2015)	1,228	150
Series C ( no shares designated or issued and outstanding as of December 31, 2015 and 20,000 designated and 332 shares issued and outstanding as of June 30, 2015)	-	-
Series D (no shares designated or issued and outstanding as of December 31, 2015 and 40 shares designated and 19 shares issued and outstanding as of June 30, 2015)	-	-
Series E (no shares designated or issued and outstanding as of December 31, 2015 and 1,600 designated with no shares issued or outstanding June 30, 2015)	-	-
Series F (no shares designated or issued and outstanding at December 31, 2015 and 500 shares designated and 128 shares issued and outstanding as of June 30, 2015)	-	-
Series G (no shares designated or issued and outstanding as of December 31, 2015 and 6 shares designated with no shares issued or outstanding June 30, 2015)		-
Series H (no shares designated or issued and outstanding at December 31, 2015 and 1,600 shares designated with 70 shares issued and outstanding as of June 30, 2015)	-	-
Series I (no shares designated or issued and outstanding as of December 31, 2015 and 100,000 shares designated with 30,000 shares issued and outstanding as of June 30, 2015)	-	30
Series J (no shares designated or issued and outstanding as of December 31, 2015 and 80 shares designated with 2 shares issued and outstanding as of June 30, 2015)	-	-
Series Y (no shares designated or issued and outstanding as of December 31, 2015 and 87,000 shares designated with 87,000 shares issued and outstanding as of June 30, 2015)	-	87
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 7,675,954,802 shares and 2,176,954,802 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively (See Note 7)	767,595	217,695
Additional paid in capital	36,101,788	36.071,610
Accumulated deficit	(41,919,151)	(42,174,837)
Total stockholders’ deficit	(5,037,231)	(5,885,266)

Total liabilities and stockholders’ deficit	$33,050	$6,130

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	252,044	91,898	401,268	179,494
Total Operating Expenses	252,044	91,898	401,268	179,494
Loss from Operations	(252,044)	(91,898)	(401,268)	(179,494)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	16,549	499,019	21,755	(539,667)
Interest expense	(87,671)	(81,786)	(166,255)	(152,463)
Gain (loss) on restructuring of debt	813,590	-	813,590	(11,928)
Loss on debt settlement	-	(298,837)	(12,135)	(306,106)
Total other income (expenses)	742,468	118,846	656,955	(1,010,164)

Net income (loss)	$490,423	$26,948	$255,687	$(1,189,658)

Income (loss) per common share basic	$-	$-	$-	$-

Income (loss) per common share - diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic	6,839,150,454	1,149,811,463	4,508,052,628	1,013,394,072

Weighted average common shares outstanding diluted	14,815,398,888	1,433,964,640	12,484,301,092	1,013,394,072

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$255,687	$(1,189,658)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on restructuring of debt	(813,590)	11,928
Loss on debt settlement	12,135	306,106
(Gain) loss on change in fair value of derivative liability	(21,755)	539,667
Stock-based compensation	49,900	-
Amortization of debt discount	-	53,082
Changes in operating assets and liabilities:
Accounts payable	(13,584)	32,857
Accrued interest	166,255	55,245
Accrued compensation	161,873	120,000
Net cash used in operating activities	(203,080)	(70,773)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	200,000	85,000
Repayment of notes payable	(5,000)	-
Proceeds from sale of preferred stock	35,000	-
		-
Net cash provided by financing activities	230,000	85,000

Net increase in cash	26,920	14,227

Cash, beginning of period	6,130	65

Cash, end of period	$33,050	$14,292

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

ASC debt returned in exchange for accrued compensation	$702,895	$-
ASC debt returned in exchange for accrued interest payable	$689,218	$-
ASC debt returned in exchange for accounts payable	$90,360	$-
ASC debt returned in exchange for convertible notes payable	$677,146	$-
ASC debt returned in exchange for short term notes payable	$225,000	$-
Convertible debt exchange for preferred stock	$217,027	$-
Accrued interest payable exchanged for preferred stock	$73,788	$-
Accrued compensation exchanged for preferred and common stock	$1,045,000	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $203,080 during the six months ended December 31, 2015 and had a working capital deficit of approximately $5.0 million at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results of operations for the six months ended December 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2015 and 2014.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the six months ended December 31, 2015 and 2014, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2015 and 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended December 31, 2015 and 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at December 31, 2015 and 2014 is classified as Level 3 financial instrument.

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

DECEMBER 31, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2015, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2015 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

DECEMBER 31, 2015

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

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2015	2014	2015	2014
Numerator:
Loss from operations	$(252,044)	$(91,898)	$(401,268)	$(179,494)
Interest expense	(87,671)	(81,786)	(166,255)	(152,463)
Gain (loss) on debt settlement	0	(298,837)	(12,135)	(306,106)
Gain ((loss) on change in fair value of derivative liability	16,549	499,019	21,755	(539,667)
Gain (loss) on restructuring of debt	813,590	0	813,590	(11,928)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$490,423	$26,498	$255,687	$(1,189,658)

Denominator:
Denominator for basic earnings per share-weighted average shares	6,839,150,454	1,149,811,463	4,508,052,658	1,013,394,072
Effect of dilutive securities-when applicable:
Convertible promissory notes	7,958,801,894	173,002,684	7,958,801,894	173,002,684
Preferred Stock	17,466,540	66,103,200	17,466,540	66,103,200
Warrants	-	45,047,293	-	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	14,815,398,888	1,433,964,640	12,484,301,092	1,297,547,249
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$-	$-	$-
Diluted
Net earnings (loss) per share-diluted	$-	$-	$-	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at December 31, 2015 and 2014 are as follows:

	2015	2014
Series A Preferred Stock	11,308,340	-
Series B Preferred Stock	6,138,200	2,992,000
Series C Preferred Stock	-	33,200
Series D Preferred Stock	-	19,000,000
Series F Preferred Stock	-	25,695,000
Series H Preferred Stock	-	2,796,000
Series I Preferred Stock	-	15,000,000
Series J Preferred Stock	-	500,000
Series Y Preferred Stock	-	87,000
Convertible notes payable	7,958,801,894	173,002,684
Options	—	—
Warrants	-	45,047,293
Total	7,976,248,434	284,153,377

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at December 31, 2015 and June 30, 2015 amounted to $274,052 and $295,808, respectively. For the six months ended December 31, 2015 and 2014, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $21,755 and a loss of $539,667, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Six Months Ended December 31,
	2015	2014
Effective Exercise price	$0.00005	$0.0001
Effective Market price	$0.0001	$0.0006
Volatility	401%	505%
Risk-free interest	0.1%	0.1%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2015 and 2014 are as follows:

Derivative liability at June 30, 2015	$295,808
Gain on change in fair value of derivative liability, recognized as other expense	(21,755)
Derivative liability at December 31, 2015	$274,052

Derivative liability at June 30, 2014	$356,289
Loss on change in fair value of derivative liability, recognized as other income	539,667
Derivative liability at December 31, 2014	$896,956

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2015 and 2014 are as follows:

Accrued interest payable at June 30, 2015	$778,462
Return of accrued interest from liability due to ASC Recap	689,218
Interest expense for the six months ended December 31, 2015	166,255
Accrued interest exchanged for preferred stock	(73,788)
Accrued interest payable at December 31, 2015	$1,560,147

Accrued interest payable at June 30, 2014	$729,853
Reduction of accrued interest related to restructured notes payable	(162,159)
Interest expense for the six months ended December 31, 2014, excluding amortization of debt discount of $53,082	99,381
Accrued interest payable at December 31, 2014	$667,075

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2015 and June 30, 2015 convertible debentures consisted of the following:

	December 31, 2015	June 30, 2015
Convertible notes payable	$2,086,849	$1,421,730
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	-	-
Total	$2,236,849	$1,571,730

The Company had convertible promissory notes aggregating approximately 2.2 million and $1.6 million at December 31, 2015 and June 30, 2015, respectively. The accrued interest amounted to approximately $1,269,000 and $759,000 at December 31, 2015 and June 30, 2015, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00125 to $0.0005 per share, at the holders’ option. At December 31, 2015, approximately $0.8 million of convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the six months ended December 31, 2015 was as follows:

Convertible notes payable @ 06/30/2015	$1,571,730
Notes payable issued for cash	210,000
Cash payments on convertible notes payable	(5,000)
ASC returned in exchange for convertible notes payable	677,146
Exchange of notes payable for Series B preferred stock	(217,027)
Balance of convertible notes payable @ 12/31/2015	$2,236,849

Notes Payable

The Company had promissory notes aggregating $315,241 and $90,241 at December 31, 2015 and June 30, 2015, respectively. The related accrued interest amounted to approximately $291,000 and $19,000 at December 31, 2015 and June 30, 2015, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2015 have matured, are in default, and remain unpaid.

Transactions

During the six months ended December 31, 2015, the Company issued twelve convertible notes totaling $200,000, with interest rates ranging from 8% to 14%.

In December 2015, three existing note holders exchanged an aggregate of $217,027 of their outstanding convertible notes and accrued interest thereon into 1,127,640 shares of Series B preferred stock, par value $0.001, valued on an “as-converted” basis at $1,127 (See also Note 7). This transaction was accounted for as an extinguishment of debt, and the gain of $215,900 was included in the accompanying statement of operations as gain on restructuring of debt. The number of shares of newly designated Series B preferred stock issued to each note holder was calculated by dividing their total principal and accrued interest thereon as of November 30, 2015 by $0.25. The holders of the Series B preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for five basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 30% to $0.035 per share if the price of our common stock is below $0.10 per share on a conversion date. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

The Company recognized interest expense of $166,255 and $152,463 during the six-month periods ended December 31, 2015 and 2014, respectively which included debt discount amortization of $0 and $53,082 during the six month period ended December 31, 2015 and 2014, respectively.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565
Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at December 30, 2015		$-

The transfer of liability due to ASC Recap consisted of the following:

Notes payable	$907,500
Accounts payable and accrued liabilities	85,006
Accrued salaries	702,895
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,247
$2,372,513

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s certificate of incorporation was amended on July 23, 2014 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares. On October 5, 2015 the Company increased its authorized common shares to 10,000,000,000 and on April 21, 2016 the Company increased its authorized common shares to 20,000,000,000 at $0.0001 par value per share.

On October 29, 2015, we dissolved the corporation in Nevada and simultaneously incorporated it in Florida. The Florida Articles of Incorporation, as amended, authorize the Company to issue twenty billion one hundred million shares of stock of which twenty billion may be shares of its common stock, par value $0.0001 per share, and one hundred million may be shares of its preferred stock, par value $0.001 per share.

Transactions

On October 9, 2015, we issued five billion shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in exchange for $633,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H shares were exchanged for 532,000 shares of Series A preferred stock.

During the six months ended December 31, 2015, the Company issued 499,000,000 shares of common stock to its CEO as compensation, valued at $49,900, or $0.0001 per share, based on the quoted market price..

Preferred Stock

All issued and outstanding shares of the Company’s preferred stock have a par value of $0.001 per share and rank prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends, except for Series Y Preferred Stock. The Series B, C, D, F, H, I, J, and Y preferred shares were exchanged in full for shares of Series A preferred stock in October, 2015, and those series of preferred stock, along with Series E and G, which have had no stock issuances, were subsequently cancelled by the Company.

The Series B shares exchanged, along with the other series of preferred shares exchanged, were designated during the Company’s incorporation in Nevada. Upon incorporation in Florida, the Company designated a new Series A class of preferred stock, along with a new Series B class of preferred stock.

Series A Preferred Stock

The Series A Preferred Stock has a stated value of $0.25 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by Lock-Up/Leak-Out Agreements.

Series B Preferred Stock

At December 31, 2015, the Series B Preferred Stock issued under the Florida incorporation has a stated value of $0.25 cents per share. Each share of Series B preferred Stock is convertible in 5 shares of the Company’s common stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by a Lock-Up/Leak-Out Agreement.

Prior to October 28, 2015, the Series B preferred stock issued under the prior Nevada incorporation had a stated value of $5.00 per share. Each share of Series B preferred stock was convertible into 20 shares of the Company’s common stock. In addition, the holders of Series B preferred stock were entitled to receive cumulative annual dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. These dividends, which totaled $617,000 at October 28, 2015, were forfeited upon the cancellation of the series of preferred stock.

Series C Preferred Stock

Prior to October 28, 2015, the Series C Preferred Stock had a stated value of $30.00 per share. Each share of Series C Preferred Stock was convertible in 100 shares of the Company’s common stock.

Series D Preferred Stock

Prior to October 28, 2015, the Series D Preferred Stock had a stated value of $25,000 per share. Each share of the Series D preferred Stock was convertible in 1,000,000 shares of the Company’s common stock. In addition, the holders of the Series D Preferred Stock were entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil.

Series F Preferred Stock

Prior to October 28, 2015, the Series F Preferred Stock had a stated value of $5,000 per share. Each share of Series F Preferred Stock was convertible in 200,000 shares of the Company’s common stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Series H Preferred Stock

Prior to October 28, 2015, the Series H Preferred Stock had a stated value of $1,000 per share. Each share of Series H Preferred Stock was convertible in 1,000,000 shares of the Company’s common stock.

Series I Preferred Stock

Prior to October 28, 2015, the Series I Preferred Stock had a stated value of $10.00 per share. Each share of Series I Preferred Stock was convertible into 500 shares of the Company’s common stock.

Series J Preferred Stock

Prior to October 28, 2015, the Series J Preferred Stock had a stated value of $2,500 per share. Each share of the Series J Preferred Stock was convertible into the Company’s common shares using a conversion price equal to 50% of the average closing price of the Company’s common stock for the ten trading days immediately preceding the conversion date, although in no instance less than $0.01 per share or greater than $0.03 per share.

Series Y Preferred Stock

Prior to October 28, 2015, the Series Y Preferred Stock had a stated value of $0.01 and had no liquidity preference. Each share of Series Y Preferred Stock had 200 votes per share and had the right to vote with the common shareholders in all matters.

Transactions

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

On October 28, 2015, preferred shareholders representing a majority of each series of our outstanding preferred stock, voted to cancel all their shares of preferred stock in exchange for 11,181,340 shares of newly designated Series A preferred stock. The number of shares of newly issued Series A preferred stock issued to each preferred shareholder was calculated by dividing the total stated value of their preferred shares by $0.25. The holders of the Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

Class	Shares Cancelled	Shares of Series A Issued
Series B	(149,600)	2,992,000
Series C	(332)	39,840
Series D	(19)	1,900,000
Series F	(234)	4,689,500
Series H	(85)	340,000
Series I	(30,000)	1,200,000
Series J	(2)	20,000
Total		11,181,340

On October 28, 2015 the 87,000 shares of Series Y preferred stock, owned by the Company’s former Chairman of the Board, were exchanged for 87,000 shares of Series A preferred stock. These shares of Series A preferred stock were valued at their fair market value of $8.70.

In November, 2015, we sold 40,000 shares of Series A preferred stock to one investor for $10,000 and sold 100,000 shares of Series B preferred stock to another investor for $25,000.

See Note 5 for Series B preferred stock issued in exchange for convertible notes payable and accrued interest.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 8: RELATED PARTY TRANSACTIONS

On September 9, 2015, the Company entered into a one-year consulting agreement with Hippocrates Management Company, Inc. for general business consulting services. The consultant is a related party to Kathy Roberton, our Chief Executive Officer. The contractual payments to the consultant include a payment of $5,000 in cash per month.

The Company has entered into a consulting agreement with a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. During the six months ended December 31, 2015 and 2014 the Company had incurred consulting fees and related expense reimbursements of $88,500 and $55,400, respectively.

NOTE 9: SUBSEQUENT EVENTS

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended December 31, 2008, total liabilities have decreased by $4,617,669 or 48% from $9,687,950 on December 31, 2008 to $5,070,281 on December 31, 2015.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Six Month Periods Ended December 31, 2015 and 2014

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating expenses:
Selling, general and administrative	$252,044	$91,898	$401,268	$179,494
Total Operating Expenses	252,044	91,898	401,268	179,494
Loss from Operations	(252,044)	(91,898)	(401,268)	(179,494)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	16,549	499,019	21,755	(539,667)
Interest expense	(87,671)	(81,786)	(166,255)	(152,463)
Gain (loss) on restructuring of debt	813,590	-	813,590	(11,928)
Gain (loss) on debt settlement	-	(298,837)	(12,135)	(306,106)
Total other income (expenses)	742,468	118,846	656,955	(1,010,164)

Net income (loss)	$490,423	$26,948	$255,687	$(1,189,658)

Selling, General, and Administrative Expenses

For the three and six months ended December 31, 2015, selling, general and administrative expenses were $252,044 and $401,268 respectively, as compared to $91,898 and $179,494 for the three and six months ended December 31, 2014, respectively. For the three and six month periods ended December 31, 2015 and 2014 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Accounting expense	$14,860	$-	$22,820	$-
Consulting fees	96,936	31,400	151,936	55,841
Salaries	137,400	60,000	218,025	120,000
Travel	-	62	-	1,830
Other	2,848	436	8,487	1,823
	$252,044	$91,898	$401,268	$179,494

The increase in selling, general and administrative expenses during fiscal 2015, when compared with the prior year, is primarily due to an increase in accounting expense, salaries and consulting fees, which is due to increased activity during the current fiscal year.

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

Decrease in Fair Value of Derivative Liabilities

Derivative liabilities decreased from $295,808 to $274,052, or $21,755. The decrease in the fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the six-month period ended December 31, 2015 is primarily due to the market price of our common stock during the period. The decrease in fair value of derivative liabilities recognized during the six-month period ended December 31, 2014 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2015	2014	Change	2015	2014	Change
Interest expense	$87,671	$81,786	7.20%	$166,255	$152,463	9.05%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The decrease in interest expense during the three and six month periods ended December 31, 2015 is primarily due to lower amortization of debt discount during the six-month period ended December 31, 2015, when compared to the prior year period.

We believe that our interest expense will continue at the same levels as the first six months of 2015 for the remainder of fiscal 2016.

Gain on restructuring of debt

During the six months ended December 31, 2015, the Company recognized a gain as a result of the exchange of accrued salaries and certain classes of preferred stock into shares of Series A preferred stock in the amount of $813,590.

Six months ended
December 31, 2015
Gain on exchange of notes for preferred stock	$286,272
Gain on shares exchanged for accrued salary payable	528,543
Loss on exchange of preferred shares for Series A preferred shares	(1,225)
$813,590

Liquidity and Capital Resources

At December 31, 2015 and 2014, 100% of our total assets consisted of cash.

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

During the six months ended December 31, 2015 we have taken aggressive steps to strengthen the balance sheet by successfully exchanging debt held by our noteholders for shares of our Series A and Series B preferred stock at substantial discounts to the face value of the notes payable. We have been able to do this because the noteholders have agreed that this is a necessary step to provide the Company an opportunity to successfully execute on its business plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $203,000 and $179,000 during the six-month period ended December 31, 2015 and the year ended June 30, 2015, respectively, and has a working capital deficit of approximately $5.0 million and $5.9 million at December 31, 2015 and June 30, 2015, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Six-month period ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$255,687	$(1,189,658)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on restructuring of debt	(813,590)	11,928
Loss on debt settlement	12,135	306,106
(Gain) loss on change in fair value of derivative liability	(21,755)	539,667
Amortization of debt discount	-	53,082
Stock-based compensation	49,900	-
Changes in operating assets and liabilities:
Accounts payable	(13,584)	32,857
Accrued interest	140,180	55,245
Accrued compensation	160,285	120,000
Net cash used in operating activities	(203,080)	(70,773)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	200,000	85,000
Repayment of notes payable	(5,000)	-
Proceeds from sales of preferred stock	35,000	-
Net cash provided by financing activities	230,000	85,000

Net increase (decrease) in cash	$26,920	$14,227

Six months ended December 31, 2015

Net cash used in operations during the six months ended December 31, 2015 increased by $132,307 or 187% over the same period during fiscal year 2015. The increase in cash used in operations is primarily due to the increase in cash paid for consulting fees of $58,100, the increase in cash paid for salaries to executives of $52,609, and the increase in cash paid for audit and related services of $22,500. This cash was obtained through the sale of $200,000 of convertible promissory notes and the sales of $35,000 of convertible preferred stock.

Six months ended December 31, 2014

Net cash used in operations during the six months ended December 31, 2014 totaled $70,773. This cash was obtained through the sale of $85,000 of convertible promissory notes.

Capital Raising Transactions

Sale of Preferred Stock

We generated proceeds of $35,000 from the sale of Series A and Series B preferred shares during the six-month period ended December 31, 2015.

Issuance of convertible notes payable

We generated proceeds of $200,000 from the issuance of convertible note payable during the six-month period ended December 31, 2015.

Other outstanding obligations at December 31, 2015

Convertible Notes Payable

The Company had convertible promissory notes aggregating $2.2 million outstanding at December 31, 2015. The accrued interest amounted to approximately $1.27 million as of December 31, 2015. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and 0.0005 per share, at the holders’ option. December 31, 2015, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $315,241 at December 31, 2015. The related accrued interest amounted to approximately $291,000 at December 31, 2015. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2015 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

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

