Form 10-Q/A
period 2015-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-05-06
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of NuState Energy Holdings, Inc. for the period ended September 30, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously Filed.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/s/ Kathleen Roberton
May 6, 2016		Kathleen Roberton
CEO, principal executive officer

	By:	/s/ Kevin Yates
May 6, 2016		Kevin Yates
Chief Financial Officer, principal financial and accounting officer