Form 10-Q/A
period 2015-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-05-06
CIK 1082733

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of NuState Energy Holdings, Inc. for the period ended December 31, 2015 and filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101. INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

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