Form 10-Q
period 2016-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-05-16
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 13, 2016, was 7,717,954,802.

When used in this quarterly report, the terms “Nustate,” “the Company,” ” we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Nevada corporation.

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

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	March 31, 2016	June 30, 2015 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$12,090	$6,130

Total current assets	12,090	6,130

Total assets	$12,090	$6,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$552,858	$440,642
Accrued compensation	133,825	342,000
Accrued interest	1,166,002	778,462
Settlement due to ASC Recap LLC	-	2,372,513
Convertible notes payable to ASC Recap LLC	150,000	150,000
Convertible notes payable	1,554,349	1,421,730
Notes payable	215,241	90,241
Derivative liabilities	270,798	295,808
Total current liabilities	4,043,073	5,891,396

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of March 31, 2016 and 0 shares issued and outstanding at June 30, 2015)	13,992	-
Series B (30,000,000 shares designated, 1,328,040 shares issued and outstanding as of March 31, 2016 and 149,600 shares issued and outstanding at June 30, 2015)	1,328	150
Series C ( no shares designated or issued and outstanding as of March 31, 2016 and 20,000 designated and 332 shares issued and outstanding as of June 30, 2015)	-	-
Series D (no shares designated or issued and outstanding as of March 31, 2016 and 40 shares designated and 19 shares issued and outstanding as of June 30, 2015)	-	-
Series E (no shares designated or issued and outstanding as of March 31, 2016 and 1,600 designated with no shares issued or outstanding June 30, 2015)	-	-
Series F (no shares designated or issued and outstanding at March 31, 2016 and 500 shares designated and 128 shares issued and outstanding as of June 30, 2015)	-	-
Series G (no shares designated or issued and outstanding as of March 31, 2016 and 6 shares designated with no shares issued or outstanding June 30, 2015)	-	-
Series H (no shares designated or issued and outstanding at March 31, 2016 and 1,600 shares designated with 70 shares issued and outstanding as of June 30, 2015)	-	-
Series I (no shares designated or issued and outstanding as of March 31, 2016 and 100,000 shares designated with 30,000 shares issued and outstanding as of June 30, 2015)	-	30
Series J (no shares designated or issued and outstanding as of March 31, 2016 and 80 shares designated with 2 shares issued and outstanding as of June 30, 2015)	-	-
Series Y (no shares designated or issued and outstanding as of March 31, 2016 and 87,000 shares designated with 87,000 shares issued and outstanding as of June 30, 2015)	-	87
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 7,675,954,802 shares and 2,176,954,802 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively (See Note 7)	767,595	217,695
Additional paid in capital	36,124,272	36.071,610
Accumulated deficit	(40,938,171)	(42,174,837)
Total stockholders’ deficit	(4,030,983)	(5,885,266)

Total liabilities and stockholders’ deficit	$12,090	$6,130

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	174,366	84,045	575,635	263,538
Total Operating Expenses	174,366	84,045	575,635	263,538

Loss from Operations	(174,366)	(84,045)	(575,635)	(263,538)

Other income (expenses):
Gain on change in fair value of derivative liabilities	3,254	604,497	25,010	64,830
Interest expense	(64,713)	(83,205)	(230,969)	(235,668)
Gain (loss) on extinguishment of debt	1,216,805	-	2,030,395	(11,928)
Loss on debt settlement	-	(116,874)	(12,135)	(422,980)
Total other income (expenses)	1,155,346	404,417	1,812,302	(605,747)

Net income (loss)	$980,980	$320,372	$1,236,667	$(869,285)

Income (loss) per common share basic	$-	$-	$-	$-

Income (loss) per common share - diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic	7,675,954,802	1,935,689,795	7,227,666,759	1,662,251,752

Weighted average common shares outstanding diluted	15,968,522,404	2,219,842,972	15,520,234,361	1,662,251,752

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,236,667	$(869,285)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on extinguishment of debt	(2,030,395)	11,928
Loss on debt settlement	12,135	422,980
Gain on change in fair value of derivative liabilities	(25,010)	(64,830)
Stock-based compensation	49,900	-
Amortization of debt discount	-	79,623
Changes in operating assets and liabilities:
Accounts payable	(11,378)	32,857
Accrued interest	230,969	111,909
Accrued compensation	203,073	135,000
Net cash used in operating activities	(334,040)	(139,818)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	260,000	140,000
Repayment of notes payable	(5,000)	-
Proceeds from sale of preferred stock	85,000	-
		-
Net cash provided by financing activities	340,000	140,000

Net increase in cash	5,960	182

Cash, beginning of period	6,130	65

Cash, end of period	$12,090	$247

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

ASC debt returned in exchange for accrued compensation	$702,895	$-
ASC debt returned in exchange for accrued interest payable	$689,218	$-
ASC debt returned in exchange for accounts payable	$90,360	$-
ASC debt returned in exchange for convertible notes payable	$677,146	$-
ASC debt returned in exchange for short term notes payable	$225,000	$-
Convertible debt exchanged for preferred stock	$799,527	$-
Short term note payable exchanged for preferred stock	$100,000
Accrued interest payable exchanged for preferred stock	$532,647	$-
Accrued compensation exchanged for preferred and common stock	$1,045,000	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The accompanying financial statements have been prepared on a going concern basis. The Company had no revenues and had net cash used in operating activities of $334,040 during the nine months ended March 31, 2016 and had a working capital deficit of approximately $4.0 million at March 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results of operations for the nine months ended March 31, 2016, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2016.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2016 and 2015.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended March 31, 2016 and 2015, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2016 and 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended March 31, 2016 and 2015, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at March 31, 2016 and 2015 is classified as a Level 3 financial instrument.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts payable and accrued expenses, accrued compensation, notes and convertible promissory notes payable approximate their fair value due to the short maturity of these items.

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

MARCH 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2016, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2015 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

MARCH 31, 2016

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

	For the Three Months ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Loss from operations	$(174,366)	$(84,045)	$(575,635)	$(263,538)
Interest expense	(64,713)	(83,205)	(230,969)	(235,668)
Loss on debt settlement	0	(116,874)	(12,135)	(422,980)
Gain on change in fair value of derivative liabilities	3,254	604,497	25,010	64,830
Gain (loss) on extinguishment of debt	1,216,805	-	2,030,395	(11,928)
Numerator for basic earnings per share- net loss	$980,980	$320,372	$1,236,667	$(869,285)

Denominator:
Denominator for basic earnings per share-weighted average shares	7,675,954,802	1,935,689,795	7,227,666,759	1,662,251,752
Effect of dilutive securities-when applicable:
Convertible promissory notes	8,271,887,062	173,002,684	8,271,887,062	173,002,684
Preferred Stock	20,680,540	66,103,200	20,680,540	66,103,200
Warrants	-	45,047,293	-	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	15,968,522,404	2,219,842,972	15,520,234,361	1,946,404,929
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$-	$-	$-
Diluted
Net earnings (loss) per share-diluted	$-	$-	$-	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at March 31, 2016 and 2015 are as follows:

	2016	2015
Series A Preferred Stock	13,992,340	-
Series B Preferred Stock	6,688,200	2,992,000
Series C Preferred Stock	-	33,200
Series D Preferred Stock	-	19,000,000
Series F Preferred Stock	-	25,695,000
Series H Preferred Stock	-	2,796,000
Series I Preferred Stock	-	15,000,000
Series J Preferred Stock	-	500,000
Series Y Preferred Stock	-	87,000
Convertible notes payable	8,271,887,062	173,002,684
Warrants	-	45,047,293
Total	8,292,567,602	284,153,377

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at March 31, 2016 and June 30, 2015 amounted to $270,798 and $295,808, respectively. For the nine months ended March 31, 2016 and 2015, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $25,010 and $64,830, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Nine Months Ended March 31,
	2016	2015
Effective Exercise price	$0.00005	$0.00005
Effective Market price	$0.0001	$0.0001
Volatility	295%	409%
Risk-free interest	0.1%	0.1%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2016 and 2015 are as follows:

Derivative liability at June 30, 2015	$295,808
Gain on change in fair value of derivative liability, recognized as other income	(25,010)
Derivative liability at March 31, 2016	$270,798

Derivative liability at June 30, 2014	$356,289
Gain on change in fair value of derivative liability, recognized as other income	(64,830)
Derivative liability at March 31, 2015	$291,459

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2016 and 2015 are as follows:

Accrued interest payable at June 30, 2015	$778,462
Return of accrued interest from liability due to ASC Recap	689,218
Interest expense for the nine months ended March 31, 2016	230,969
Accrued interest exchanged for preferred stock	(532,647)
Accrued interest payable at March 31, 2016	$1,166,002

Accrued interest payable at June 30, 2014	$729,853
Reduction of accrued interest related to restructured notes payable	(156,091)
Interest expense for the nine months ended March 31, 2015, excluding amortization of debt discount of $79,623	156,045
Accrued interest payable at March 31, 2015	$729,807

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2016 and June 30, 2015 convertible debentures consisted of the following:

	March 31, 2016	June 30, 2015
Convertible notes payable	$1,554,349	$1,421,730
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	-	-
Total	$1,704,349	$1,571,730

The Company had convertible promissory notes aggregating approximately $1.7 million and $1.6 million at March 31, 2016 and June 30, 2015, respectively. The accrued interest amounted to approximately $972,000 and $759,000 at March 31, 2016 and June 30, 2015, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00005 to $0.00125 per share, at the holders’ option. At March 31, 2016, approximately $0.8 million of convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the nine months ended March 31, 2016 was as follows:

Convertible notes payable @ 06/30/2015	$1,571,730
Notes payable issued for cash	260,000
Cash payments on convertible notes payable	(5,000)
ASC debt returned in exchange for convertible notes payable	677,146
Exchange of notes payable for Series A and B preferred stock	(799,527)
Balance of convertible notes payable @ 03/31/2016	$1,704,349

Notes Payable

The Company had promissory notes aggregating $215,241 and $90,241 at March 31, 2016 and June 30, 2015, respectively. The related accrued interest amounted to approximately $194,000 and $19,000 at March 31, 2016 and June 30, 2015, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All of these promissory notes outstanding as of March 31, 2016 have matured, are in default, and remain unpaid.

Transactions

During the nine months ended March 31, 2016, the Company issued fifteen convertible notes totaling $260,000, with interest rates ranging from 8% to 14%.

Between December 2015 and February, 2016, ten existing convertible note holders exchanged an aggregate of $799,527 of their outstanding convertible notes and accrued interest thereon of $429,625 into 3,571,640 shares of Series A and B preferred stock, par value $0.001, valued based on the quoted value of the common stock on an “as-converted” basis at a total of $1,371 (See also Note 7). This transaction was accounted for as an extinguishment of debt, and the gain of $1,227,781 was included in the accompanying statement of operations as gain on extinguishment of debt. The number of shares of newly designated Series A and B preferred stock issued to each note holder was calculated by dividing their total principal and accrued interest thereon as of November 30, 2015 by $0.25. The holders of the Series A and B preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for five basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 30% to $0.035 per share if the price of our common stock is below $0.10 per share on a conversion date. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

The Company recognized interest expense of $230,969 and $235,668 during the nine-month periods ended March 31, 2016 and 2015, respectively which included debt discount amortization of $0 and $79,623 during the nine month period ended March 31, 2016 and 2015, respectively.

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

MARCH 31, 2016

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

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at March 31, 2016		$-

The transfer of liability due to ASC Recap consisted of the following:

Notes payable	$902,146
Accounts payable and accrued liabilities	90,360
Accrued salaries	702,924
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,218
$2,372,513

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Transactions

On October 9, 2015, we issued five billion shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in exchange for $633,000 in accrued compensation, resulting in a gain on extinguishment of debt of $132,468. Subsequently, in October 2015, these Series F and Series H shares were exchanged for 532,000 shares of Series A preferred stock.

During the nine months ended March 31, 2016, the Company issued 499,000,000 shares of common stock to its CEO as compensation, valued at $49,900, or $0.0001 per share, based on the quoted market price.

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

Series B Preferred Stock

At March 31, 2016, the Series B Preferred Stock issued under the Florida incorporation has a stated value of $0.25 cents per share. Each share of Series B preferred Stock is convertible in 5 shares of the Company’s common stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by a Lock-Up/Leak-Out Agreement.

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

MARCH 31, 2016

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

Transactions

On February 18, 2016 a holder of a short term note was issued 220,000 shares of Series A preferred stock valued based on the as-converted market price of $22, in exchange for principal in the amount of $100,000, and accrued interest in the amount of $103,022. The exchange resulted in a gain on extinguishment of debt of $203,000.

On October 14, 2015 a former Chairman of the Board of the Company was issued 80 shares of Series F preferred stock with a stated value of $5,000 and a par value $0.001 per share, and 12 shares of Series H preferred stock, with a stated value of $1,000 and a par value $0.001 per share in consideration for his forgiveness of $412,000 in accrued compensation, resulting in a gain on extinguishment of debt of $396,075. Subsequently, in October 2015, these Series F and Series H shares were exchanged for 1,648,000 shares of Series A preferred stock.

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

In February, 2016, a former employee was issued 20,000 of Series A Preferred stock, valued at $2, in consideration for his forgiveness of $75,715 in accrued compensation, resulting in a gain on extinguishment of debt of $75,713.

See Note 5 for Series B preferred stock issued in exchange for convertible notes payable and accrued interest.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 8: RELATED PARTY TRANSACTIONS

On September 9, 2015, the Company entered into a one-year consulting agreement with Hippocrates Management Company, Inc. for general business consulting services. The consultant is a related party to Kathy Roberton, our Chief Executive Officer. The contractual payments to the consultant include a payment of $5,000 in cash per month beginning October 1, 2015. During the nine months ended March 31, 2016 the Company had paid consulting fees of $40,000.

The Company has entered into a consulting agreement with a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. During the nine months ended March 31, 2016 and 2015 the Company had incurred consulting fees and related expense reimbursements of $95,750 and $79,400, respectively.

NOTE 9: COMMITMENTS

On February 26, 2016, the Company entered into a Binding Letter of Intent with MK Technologies LLC in relation to the purchase of its Fuel Enhancement Technologies and all of its Assets, in exchange for total consideration of $2,000,000. Of this amount, $1,000,000 is to be paid in cash at closing and $1,000,000 is to be paid in stock, cash or a combination thereof on a mutually agreed schedule. Additional consideration consists of royalties and consulting fees as per a mutually approved royalty agreement and paid consulting agreement on a mutually agreed schedule, with these agreements to be executed on or before closing.

The Company is currently in its due diligence process with regards to this transaction, which also requires MK Technologies LLC to execute an agreement with another entity for related services. In the event that this related agreement is delayed past the closing date, the total consideration is reduced from $2,000,000 to $1,000,000, consisting of $100,000 in cash at closing and $900,000 to be paid in stock, cash or a combination thereof on a mutually agreed schedule.

NOTE 10: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ’‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Nine Month Periods Ended March 31, 2016 and 2015

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative	$174,366	$84,045	$575,635	$263,538
Total Operating Expenses	174,366	84,045	575,635	263,538

Loss from Operations	(174,366)	(84,045)	(575,635)	(263,538)

Other income (expenses):
Gain on change in fair value of derivative liabilities	3,254	604,497	25,010	64,830
Interest expense	(64,713)	(83,205)	(230,969)	(235,668)
Gain on extinguishment of debt	1,216,805	-	2,030,395	(11,928)
Loss on debt settlement	-	(116,874)	(12,135)	(422,980)
Total other income (expenses)	1,155,346	404,417	1,812,302	(605,747)

Net income (loss)	$980,980	$320,372	$1,236,667	$(869,285)

Selling, General, and Administrative Expenses

For the three and nine months ended March 31, 2016, selling, general and administrative expenses were $174,366 and $575,635 respectively, as compared to $84,045 and $263,538 for the three and nine months ended March 31, 2015, respectively. For the three and nine month periods ended March 31, 2016 and 2015 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Accounting expense	$45,194	$-	$68,014	$-
Consulting fees	21,800	24,000	173,736	79,841
Salaries	87,500	60,000	305,525	180,000
Travel	-	-	-	1,830
Other	19,872	45	28,360	1,867
	174,366	84,045	575,635	263,538

The increase in selling, general and administrative expenses during fiscal 2016, when compared with the prior year, is primarily due to an increase in accounting expense, salaries and consulting fees, which is due to increased activity during the current fiscal year.

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

Decrease in Fair Value of Derivative Liabilities

Derivative liabilities decreased from $295,808 to $270,798, or $25,010. The decrease in the fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2016 is primarily due to the market price of our common stock during the period. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2015 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2016	2015	Change	2016	2015	Change
Interest expense	$64,713	$83,205	(22.2%)	$230,969	$235,668	(2.0%)

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The decrease in interest expense during the three and nine month periods ended March 31, 2016 is primarily due to lower amortization of debt discount during the Nine-month period ended March 31, 2016, when compared to the prior year period.

Gain on extinguishment of debt

During the nine months ended March 31, 2016, the Company recognized a gain as a result of the exchange of notes payable, accrued salaries, and certain classes of preferred stock into shares of Series A and Series B preferred stock in the amount of $2,030,395.

Nine Months Ended
March 31, 2016
Loss on exchange of preferred shares for Series A and B preferred shares	$(4,642)
Gain on exchange of convertible notes payable for preferred stock	1,227,781
Gain on exchange of short term notes payable for preferred stock	203,000
Gain on shares exchanged for accrued salary payable	604,256
$2,030,395

Liquidity and Capital Resources

At March 31, 2016 and 2015, 100% of our total assets consisted of cash.

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

During the Nine Months Ended March 31, 2016 we have taken aggressive steps to strengthen the balance sheet by successfully exchanging debt held by our noteholders for shares of our Series A and Series B preferred stock at substantial discounts to the face value of the notes payable. We have been able to do this because the noteholders have agreed that this is a necessary step to provide the Company an opportunity to successfully execute on its business plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $334,000 and $179,000 during the nine-month period ended March 31, 2016 and the year ended June 30, 2015, respectively, and has a working capital deficit of approximately $4.0 million and $5.9 million at March 31, 2016 and June 30, 2015, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Nine-Month Period Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,236,667	$(869,285)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on extinguishment of debt	(2,030,395)	11,928
Loss on debt settlement	12,135	422,980
Gain on change in fair value of derivative liability	(25,010)	(64,830)
Amortization of debt discount	-	79,623
Stock-based compensation	49,900	-
Changes in operating assets and liabilities:
Accounts payable	(11,378)	32,857
Accrued interest	230,968	111,909
Accrued compensation	203,073	135,000
Net cash used in operating activities	(334,040)	(139,818)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	260,000	140,000
Repayment of notes payable	(5,000)	-
Proceeds from sales of preferred stock	85,000	-
Net cash provided by financing activities	340,000	140,000

Net increase in cash	$5,960	$182

Nine Months Ended March 31, 2016

Net cash used in operations during the nine months ended March 31, 2016 increased by $194,222 or 139% over the same period during fiscal year 2015. The increase in cash used in operations is primarily due to the increase in cash paid for consulting fees of $56,350, the increase in cash paid for salaries to executives of $51,893, and the increase in cash paid for audit and related services of $37,500. This cash was obtained through the sale of $260,000 of convertible promissory notes and the sales of $85,000 of convertible preferred stock.

Nine Months Ended March 31, 2015

Net cash used in operations during the nine months ended March 31, 2015 totaled $139,818. This cash was obtained through the sale of $140,000 of convertible promissory notes.

Capital Raising Transactions

Sale of Preferred Stock

We generated proceeds of $85,000 from the sale of Series A and Series B preferred shares during the nine-month period ended March 31, 2016.

Issuance of convertible notes payable

We generated proceeds of $260,000 from the issuance of convertible note payable during the nine-month period ended March 31, 2016.

Other outstanding obligations at March 31, 2016

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.7 million outstanding at March 31, 2016. The accrued interest amounted to approximately $972,000 as of March 31, 2016. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00005 and $0.00125 per share, at the holders’ option. March 31, 2016, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $215,241 at March 31, 2016. The related accrued interest amounted to approximately $194,000 at March 31, 2016. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “evaluation date’). They have concluded that, as of the evaluation date, these disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. The lack of effectiveness of our disclosure controls and procedures are due to the lack of a segregation of duties, as a result of our limited personnel.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2016 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended MARCH 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

May 16, 2016	By:	/s/ Kathleen Roberton
Kathleen Roberton
CEO, principal executive officer

May 16, 2016	By:	/s/ Kevin Yates
Kevin Yates
Chief Financial Officer, principal financial and accounting officer

