Form 10-Q/A
period 2016-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-07-18
CIK 1082733

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of NuState Energy Holdings, Inc. (the “Company”) for the quarter ended March 31, 2016, originally filed with the Securities and Exchange Commission on May 16, 2016 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Regulation S-K inadvertently omitted when previously filed.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

NUSTATE ENERGY HOLDINGS, INC.

July 18, 2016	By:	/s/ Kathleen Roberton
Kathleen Roberton
CEO, principal executive officer

July 18, 2016	By:	/s/ Kevin Yates
Kevin Yates
Chief Financial Officer, principal financial and accounting officer

