Form 10-Q/A
period 2015-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-07-25
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of NuState Energy Holdings, Inc. (the “Company”) for the quarter ended September 30, 2015 originally filed with the Securities and Exchange Commission on May 2, 2016 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Regulation S-K inadvertently omitted when previously filed.

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

NUSTATE ENERGY HOLDINGS, INC.

	By:	/s/ Kathleen Roberton
July 25, 2016		Kathleen Roberton
CEO, principal executive officer

	By:	/s/ Kevin Yates
July 25, 2016		Kevin Yates
Chief Financial Officer, principal financial and accounting officer

