Form 10-K
period 2016-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-10-13
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2015 was $746,757, at a share price of $0.75 on that date. For purposes of this calculation, an aggregate of 995,676 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2015 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of October 13, 2016: 32,654,179

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

2016 ANNUAL REPORT ON FORM 10-K

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

NuState is launching a new GPSTrax Value-Added Reseller (VAR) Program, focusing on opportunities in consumer-based solutions such as asset tracking. The VAR Program will increase awareness, availability and support of the GPSTrax solution at a time when a growing number of companies are looking to update and optimize their solutions. We expect to generate revenues from this Program during fiscal 2017.

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

Through our existing relationships in the country of Suriname, NuState is evaluating several projects in the alternative renewable energy market in Suriname. NuState has been in discussions with AMPS, NV (“AMPS”), based in Paramaribo, Suriname, to enter into a license agreement with its partner, The Ronn Motor Group, in relation to the purchase of GPSTrax© for their multi-million-dollar alternative energy projects. AMPS focuses on providing engineering, procurement and construction management (EPC) services, Power Transmission & Distribution, Renewable and Conventional Energy as well as Power Management Systems to Suriname and its fellow Caribbean Community members.

Employees

At September 30, 2016, we had 2 full time employees.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $41.5 million as of June 30, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations, and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $4.5 million as of June 30, 2016. This deficit consists of $1,806 in current assets, offset by $4,500,863 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2016 of approximately $424,000. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly-traded company.

As of September 30, 2016, we had minimal cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to being a publicly-traded company. We will need to raise additional capital to support our public-company-related activities.

We had $3,232,885 of convertible notes, notes payable, and accrued interest payable as of June 30, 2016, of which of this amount $2,892,885 currently past due, and do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3.2 million as of June 30, 2016 which are either currently past due or which are due in the current fiscal year. Currently, there is $1,442,314 principal amount of the convertible notes payable which is past due, $215,241 principal of the notes payable which is past due, and $1,235,330 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

We have $673,200 of undeclared accumulative dividends as of June 30, 2016 and we may not be able to settle this obligation in cash or stocks.

In addition to funding our operating expenses, we need capital to pay undeclared cumulative dividends totaling approximately $673,200 as of June 30, 2016. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “NSEH,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2016	High		Low

Quarter Ended September 30, 2015	$0.1493	*	$0.1493	*
Quarter Ended December 31, 2015	$0.1493	*	$0.0015	*
Quarter Ended March 31, 2016	$0.1493	*	$0.0015	*
Quarter Ended June 30, 2016	$0.1493	*	$0.0051	*

Fiscal Year Ended June 30, 2015	High		Low

Quarter Ended September 30, 2014	$2.8358	*	$0.1493	*
Quarter Ended December 31, 2014	$4.3284	*	$0.1493	*
Quarter Ended March 31, 2015	$0.8955	*	$0.1493	*
Quarter Ended June 30, 2015	$0.2985	*	$0.1490	*

* close price adjusted for splits

On June 16, 2016, we effected a 1:1500 common stock reverse-split for shareholders on record as of May 31, 2016.

Stockholders

As of September 30, 2016, there were 442 stockholders of record of our Common Stock.

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

At June 30, 2016, the Company’s undeclared cumulative dividends aggregated $673,200.

Unregistered issuance of Securities

In June 2016 the Company issued 508,750 shares of its par value common stock pursuant to a partial conversion of a convertible note, at a price of $0.004/share.

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

On February 12, 2009, the Company filed Form 15 to terminate registration of its common stock under section 12(g) of the Securities Exchange Act of 1934 and subsequently has not submitted any filings to the Securities and Exchange Commission. During the period from February 2009 through April 2010, the Company had several changes to its officers and directors and moved its offices twice. The Company’s Chairman and President since April 2010, and its Chief Executive Officer from July 2010, is Kevin Yates. The Company’s headquarters is located at 401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301. Since April 2010, the Company’s current management developed, and began implementing, the following strategic plan designed to increase the Company’s shareholders’ value:

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $5,187,087 or 53% from $9,687,950 on September 30, 2008 to $4,500,863 on June 30, 2016.

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

Results of Operations

Selling, General, and Administrative Expenses

For the year ended June 30, 2016, selling, general and administrative expenses were $719,868 as compared to $358,656 for the year ended June 30, 2015, an increase of $361,212 or approximately 50%. For the years ended June 30, 2016 and 2015 selling, general and administrative expenses consisted of the following:

	2016	2015	Increase/(Decrease)	% Change
Accounting expense	$100,889	$15,000	$85,889	85%
Consulting fees	195,536	99,841	95,695	49%
Salaries	393,025	240,000	153,025	39%
Travel	-	1,830	(1,830)	N/A
Other	30,418	1,985	28,433	93%
	$719,868	$358,656	$361,212	50%

The increase in selling, general and administrative expenses during fiscal 2016, when compared with the prior year, is primarily due to an increase in salaries related to increased headcount and an increase in accounting expense due to costs associated with bringing our SEC filings current.

	Years ended
	June 30,
	2016	2015
Gain (loss) on change in fair value of derivative liabilities	$189,712	$60,481

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2016 is primarily due to the increase in the market price of our common stock. The decrease in fair value of derivative liabilities recognized during fiscal 2015 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively.

Interest Expense

	Years Ended
	June 30,		%
	2016	2015	Change
Interest Expense	$456,546	$310,864	46.9%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2016 is primarily due to increased amortization of debt discount of $131,422, along with an increase in interest-bearing liabilities.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2016	2015	Change
Derivative Liability Expense	$265,000	$0	N/A	%

During fiscal 2016, the Company entered into sixteen unsecured convertible promissory note agreements totaling $265,000. These notes bear interest at rates between 8% and 14%, and are convertible into shares of common stock at a discount rate of 50% of the average 10-day closing bid price of the Company's stock. Derivative liability was recognized at the issuance dates of each note and totaled $265,000, with a corresponding charge to debt discount of $265,000 and $265,000 to derivative liability expense.

Loss on Settlement of Debt

	Years Ended
	June 30,		%
	2016	2015	Change
Loss on settlement of debt	$(12,135)	$(339,421)	96.4%

On October 9, 2014, the Company entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 572,667 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen-day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company. The Company issued to IBC an additional 286,247 common shares valued at $116,874.

Liquidity and Capital Resources

	Balance at June 30,
	2016	2015
Cash	$1,806	$6,130
Accounts payable and accrued expenses	550,308	440,642
Accrued compensation	190,325	342,000
Notes, convertible notes, accrued interest, and settlement payable to ASC Recap, LLC	3,225,047	4,812,946

At June 30, 2016 and 2015, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2016. As of September 30, 2016 we had approximately $500 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $424,300 and $179,000 during the years ended June 30, 2016 and 2015, respectively, and has a working capital deficit of approximately $4.6 million and $5.9 million at June 30, 2016 and 2015, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$634,090	$(960,388)
Non-cash Adjustments:
Loss on debt settlement	12,135	339,421
Stock based compensation	49,900	-
Amortization of debt discount	156,250	106,164
(Gain) loss on change in derivative liability	(189,712)	(60,481)
Derivative liability expense	265,000	-
(Gain) loss on restructuring of debt	(1,897,927)	11,928
Changes in assets and liabilities
Accrued interest	300,296	206,700
Accrued compensation	259,573	175,000
Accounts payable and accrued expenses	(13,929)	2,721
Net cash used in operations	(424,324)	(178,935)

Cash flows from financing activities:
Proceeds from sale of preferred stock	85,000	-
Repayment of note payable	(5,000)	-
Proceeds from issuance of short term note payable	25,000	-
Proceeds from issuance of convertible notes payable	315,000	185,000
Net cash provided by financing activities	420,000	185,000

Net variation in cash	$(4,323)	$6,065

Year ended June 30, 2016

Net cash used in operations in fiscal year 2016 increased by $245,389 or 137% from fiscal year 2015. This cash was obtained through the sale of $340,000 of convertible promissory notes and the sale of $85,000 of preferred stock.

Year ended June 30, 2015

Net cash used in operations in fiscal year 2015 increased by $50,029 or 38.8% from fiscal year 2014. This cash was obtained through the sale of $185,000 of convertible promissory notes.

The increase in cash used in operating activities during fiscal 2016, when compared to the prior year period, is primarily due to an increase in operating expenses during fiscal 2016.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated proceeds of $340,000 and $185,000 during fiscal 2016 and 2015, respectively, from the issuance of convertible notes payable and promissory notes.

Other outstanding obligations at June 30, 2016

Obligations to ASC Recap

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

In January, 2014, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2014, and on March 12, 2014 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2014, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2014, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981; in July of 2014, the Company issued 82,980,000 shares of common stock with an aggregate market value of $24,894.

On August 13, 2015 ASC Recap, LLC issued the Company a letter of default related to its agreement to settle outstanding liabilities and related accrued interest and returned approximately $2,373,000 of liabilities to their original holders, which is detailed in the table at the end of Note 6. These balances reflect the payments made by ASC to creditors prior to the default.

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at June 20, 2016		$-

The transfer of liability due to ASC Recap consisted of the following:

Notes payable	$902,146
Accounts payable and accrued liabilities	90,360
Accrued salaries	702,924
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,218
$2,372,513

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.6 million and $1.4 million outstanding at June 30, 2016 and 2015, respectively. The accrued interest amounted to approximately $1,037,000 and $754,000 at June 30, 2016 and 2015, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $1.875 and $0.75 per share, at the holders’ option. At June 30, 2016, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2016	June 30, 2015
Convertible Notes Payable	$1,609,349	$1,421,730
Discount on convertible notes	(108,750)	-
Notes Payable, net of discount	$1,500,599	$1,421,730

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 12,800,000 warrants, exercisable at a rate of $37.50. The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $240,000 at June 30, 2016 and $90,000 at June 30, 2015. The related accrued interest amounted to approximately $199,590 and $24,500 at June 30, 2016 and 2015, respectively. The notes payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2016.

Warrants

As of June 30, 2016, we had no outstanding warrants.

Derivative Liability

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. As of June 30, 2016 the Company had $452,965 in notes that are convertible into the Company’s common stock, and which contained certain ratchet provisions that reduce the conversion price of the notes. In accordance with ASC 815 the Company determined that the note the conversion features with provisions that reduce the exercise price of the notes did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.

Derivatives are required to be recorded on the balance sheet at fair value (see Note 3). These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2016 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2016, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2016:

Name	Age	Position
Kevin Yates	51	Chairman of the Board and Chief Executive Officer
Kathleen Roberton	57	Former Chief Executive Officer (resigned on July 8, 2016)

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)(1) (2)	Total ($)
Kevin Yates,	2016	240,000	-	-	-	-	-	105,050	345,050
Chief Financial Officer	2015	240,000	-	-	-	-	-	97,841	337,841

Kathleen Roberton	2016	103,125	-	49,900	-	-	-	42,500	195,525
Chief Executive Officer	2015	-	-	-	-	-	-	-	-

(1)	Other compensation for Mr. Yates during fiscal 2016 and 2015 represented funds paid to C3I Services, LLC, a related party by means of common ownership and management to the Company. The related parties provided assistance to Mr. Yates in his duties.

(2)	Other compensation for Ms. Roberton during fiscal 2016 represented funds paid to Hippocrates Management, LLC, a related party by means of common ownership and management to the Company. The related party provided assistance to Ms. Roberton in her duties.

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

On April 1, 2012, we entered in a consulting agreement with C3I Services, LLC (‘C3I Services”). Kevin Yates, our Chairman of the Board is also a managing member of C3i Services, LLC. The agreement provides for the following, among other things:

●	Base annual consulting fee of $120,000;

●	Termination clause: the earliest of July 1, 2013 the date we become a reporting company, or upon 30-day written notice by each party. C3I Services used proceeds from the consulting agreement to pay certain of our operating expenses. This agreement has been informally renewed on a year-to-year basis, through December 31, 2016.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2016 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Yates, who is also an executive officer of our company, and does not receive any compensation specifically for his Board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At October 13, 2016 we had 32,654,179 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 30, 2016 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

	COMMON STOCK
	AMOUNT OF BENEFICIAL	% OF	% OF VOTING
NAME	OWNERSHIP	CLASS	CONTROL (1)

Kevin Yates	23,410,000	71.7%	71.7%

(1)	Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock on September 29, 2016. On that date we had 32,654,179 outstanding shares of common stock with one vote per share.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Employee Stock Compensation Plan	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

During fiscal 2016 we issued shares of our common stock as follows:

●	On October 14, 2015, Ms. Roberton was issued 332,667 shares of common stock valued at $49,900, or $0.15 per share as a performance bonus pursuant to her employment agreement.

●	On October 9, 2015, we issued 3,333,333 shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in consideration for his forgiveness of $633,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H preferred shares were exchanged for 532,000 shares of Series A preferred stock. Holders of Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

Preferred Stock

●	On February 18, 2016 a holder of a short term note was issued 220,000 shares of Series A preferred stock valued based on the as-converted market price of $22, in exchange for principal in the amount of $100,000, and accrued interest in the amount of $103,022. The exchange resulted in a gain on extinguishment of debt of $203,000.

●	On October 14, 2015 a former Chairman of the Board of the Company was issued 80 shares of Series F preferred stock with a stated value of $5,000 and a par value $0.001 per share, and 12 shares of Series H preferred stock, with a stated value of $1,000 and a par value $0.001 per share in consideration for his forgiveness of $412,000 in accrued compensation, resulting in a gain on extinguishment of debt of $396,075. Subsequently, in October 2015, these Series F and Series H shares were exchanged for 1,648,000 shares of Series A preferred stock.

●	On October 28, 2015, preferred shareholders representing a majority of each series of our outstanding preferred stock, voted to cancel all their shares of preferred stock in exchange for 11,181,340 shares of newly designated Series A preferred stock. The number of shares of newly issued Series A preferred stock issued to each preferred shareholder was calculated by dividing the total stated value of their preferred shares by $0.25. The holders of the Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

Class	Shares Cancelled	Shares of Series A Issued
Series B	(149,600)	2,992,000
Series C	(332)	39,840
Series D	(19)	1,900,000
Series F	(234)	4,689,500
Series H	(85)	340,000
Series I	(30,000)	1,200,000
Series J	(2)	20,000
Total		11,181,340

●	On October 28, 2015 the 87,000 shares of Series Y preferred stock, owned by the Company’s former Chairman of the Board, were exchanged for 87,000 shares of Series A preferred stock. These shares of Series A preferred stock were valued at their fair market value of $8.70.

●	In November, 2015, we sold 40,000 shares of Series A preferred stock to one investor for $10,000 and sold 100,000 shares of Series B preferred stock to another investor for $25,000.

●	In February, 2016, a former employee was issued 20,000 of Series A Preferred stock, valued at $2, in consideration for his forgiveness of $75,715 in accrued compensation, resulting in a gain on extinguishment of debt of $75,713.

During fiscal 2015 we issued shares of our common stock as follows:

●	In July of 2014, the Company issued 55,320 shares of common stock with an aggregate value of $24,894 to ASC Recap.

●	On October 9, 2014, we entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 572,667 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen-day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company. The Company issued to IBC an additional 286,247 common shares valued at $116,874.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of D’Arelli Pruzansky, P.A., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2016	2015
Audit Fees (1)	$30,000	$15,000
Audit Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$30,000	$15,000

(1) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

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

NUSTATE ENERGY HOLDINGS, INC.

By:	/S/ Kevin Yates
Kevin Yates
Chief Executive Officer

Date: October 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Kevin Yates	Chief Executive Officer	October 13, 2016

By:	/S/ Mark B. Lucky	Chief Financial Officer	October 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NuState Energy Holdings, Inc.

We have audited the accompanying balance sheets of NuState Energy Holdings, Inc. as of June 30, 2016 and 2015 and the related statements of operations and changes in stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuState Energy Holdings, Inc. as of June 30, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a loss from operations of approximately $720,000 and cash used in operations of approximately $424,000 for the year ended of June 30, 2016. The Company had a working capital deficit of approximately $4,500,000 and an accumulated deficit of approximately $41,541,000 at June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Coconut Creek, Florida

October 13, 2016

5489 Wiles Road, Suite 303             Coconut Creek, FL 33073             Phone 754 205.6417             Fax 754 205.6419

NUSTATE ENERGY HOLDINGS, INC.

BALANCE SHEETS

	June 30,
	2016	2015
ASSETS
Current assets:
Cash	$1,806	$6,130

Total current assets	1,806	6,130

Total assets	$1,806	$6,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$550,308	$440,642
Accrued compensation	190,325	342,000
Accrued interest	1,235,330	778,462
Settlement due to ASC Recap LLC	-	2,372,513
Convertible notes payable to ASC Recap LLC	147,965	150,000
Convertible notes payable, net of discount of $108,750 and $0, respectively	1,500,599	1,421,730
Notes payable	240,240	90,241
Derivative liabilities	636,096	295,808
Total current liabilities	4,500,863	5,891,396

Stockholders’ deficit:
Preferred stock
Series A ($0.001 par value; 20,000,000 shares authorized, 13,992,340 and 0 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	13,992	-
Series B ($0.001 par value 30,000,000 shares authorized, 1,327,640 and 149,600 and shares issued and outstanding as of June 30, 2016 and 2015, respectively)	1,328	150
Series C ($0.01 par value; 0 and 20,000 shares authorized, 0 and 332 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	3
Series D ($0.01 par value; 0 and 40 shares authorized, 0 and 19 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	-
Series E ($0.01 par value; 0 and 1,600 shares authorized, no shares issued and outstanding as of June 30, 2016 and 2015)	-	-
Series F ($0.01 par value; 0 and 500 shares authorized, 0 and 128 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	1
Series G ($0.01 par value; 0 and 6 shares authorized, no shares issued and outstanding as of June 30, 2016 and 2015)	-	-
Series H ($0.01 par value; 0 and 1,600 shares authorized, 0 and 70 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	1
Series I ($0.01 par value; 0 and 100,000 shares authorized, 0 and 30,000 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	300
Series J ($0.01 par value; 0 and 80 shares authorized, 0 and 2 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	-
Series Y ($0.01 par value; 0 and 87,000 shares authorized, 0 and 87,000 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	870
Common stock, $0.0001 par value, 250,000,000 shares authorized: 5,654,179 shares and 1,451,303 shares issued and outstanding at June 30, 2016 and 2015, respectively (See Note 7)	565	145
Additional paid in capital	37,025,805	36,281,971
Accumulated deficit	(41,540,747)	(42,174,837)
Total stockholders’ deficit	(4,499,057)	(5,891,396)

Total liabilities and stockholders’ deficit	$1,806	$6,130

* Common stock figures reflect the 1:1500 reverse common stock split effective June 16, 2016 on a retroactive basis.

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2016	June 30, 2015

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	719,868	358,656
Total operating expenses	719,868	358,656

Loss from operations	(719,868)	(358,656)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	189,712	60,481
Derivative liability expense	(265,000)	-
Interest expense	(456,546)	(310,864)
Gain (loss) on restructuring of debt	1,897,927	(11,928)
Loss on debt settlement	(12,135)	(339,421)
Total other income (expense)	1,353,958	(601,732)

Net income (loss)	$634,090	$(960,388)

WEIGHTED AVERAGE COMMON SHARES
Basic	4,087,739	1,052,898
Diluted	54,340,344	1,052,898

NET (LOSS) INCOME PER COMMON SHARE –BASIC:	$0.15	$(0.91)

NET (LOSS) INCOME PER COMMON SHARE –DILUTED:	$0.01	$(0.91)

* Common stock figures reflect the 1:1500 reverse common stock split effective June 16, 2016 on a retroactive basis.

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Common
	Series A		Series B		Series C		Series D		Series F		Series H		Series I		Series J		Series Y		Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2014			149,600	$150	332	$3	19	$0	128	$1	70	$1	30,000	$300	2	$0	87,000	$870	537,069	$54	$35,815,424	$(41,214,449)	$(5,397,647)

Issuance of common stock to IBC																			858,914	86	441,659		441,745

Issuance of common stock to partially satisfy payable to ASC Recap, LLC																			55,320	6	24,888	0	24,894

Net income for the year ended June 30, 2015																						(960,388)	(960,388)

Balance at June 30,2015			149,600	$150	332	$3	19	$0	128	$1	70	$1	30,000	$300	2	$0	87,000	$870	1,451,303	$145	$36,281,972	$(42,174,837)	$(5,891,396)

Shares issued as compensation																			332,667	33	49,867		49,900

Shares issued in exchange for accrued comp									106	0	15	0							3,361,459	336	638,264		638,600

Shares exchanged for Series A	11,181,340	11,181	(149,600)	(150)	(332)	(3)	(19)	(0)	(234)	(1)	(85)	(1)	(30,000)	(300)	(2)	0					(4,408)	0	6,318

Shares issued in exchange for cash	40,000	40	200,000	200																	84,760	0	85,000

Shares issued in exchange for Series Y	87,000	87		0													(87,000)	(870)			783		0

Shares issued for notes payable	2,684,000	2,684	1,127,640	1,128															508,750	51	(25,431)		(21,569)

Adjust for change in par value																							0

Net income for the year ended June 30, 2016																						634,090	634,090

Balance at June 30, 2016	13,992,340	$13,992	1,327,640	$1,328	0	$0	0	$(0)	0	$0	0	$0	0	$0	0	$0	0	$0	5,654,179	$565	$37,025,805	$(41,540,747)	$(4,499,056)

* Common stock figures reflect the 1:1500 reverse common stock split effective June 16, 2016 on a retroactive basis.

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income (loss)	$634,090	$(960,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	156,250	106,164
Stock based compensation	49,900	-
(Gain) on restructuring of debt	(1,897,927)	11,928
(Gain) loss on change in fair value of derivative liabilities	(189,712)	(60,481)
Derivative liability expense	265,000	-
Loss on debt settlement	12,135	339,421

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(13,929)	2,721
Accrued compensation	259,573	175,000
Accrued interest	300,296	206,700
Net cash used in operating activities	(424,324)	(178,935)

Cash flows from financing activities:
Repayment of notes payable	(5,000)	-
Proceed from sale of preferred stock	85,000	-
Proceeds from short term note payable	25,000	-
Proceeds from convertible notes payable	315,000	185,000
Net cash provided by financing activities	420,000	185,000

Net increase (decrease) in cash	(4,324)	6,065

Cash at beginning of year	6,130	65

Cash at end of year	$1,806	$6,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Issuance of common stock for conversion of debt	$21,569	$-
Issuance of common stock to settle liability to IBC Funds	$-	$447,874
Issuance of common stock to satisfy accrued compensation	$500,000	$-
Issuance of common stock to partially satisfy settlement payable to ASC Recap	$-	$24,894

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

The accompanying financial statements have been prepared on a going concern basis. The Company had a loss from operations of $720,000 and had net cash used in operating activities of approximately $424,000 during the year ended June 30, 2016 and had a working capital deficit of approximately $4,500,000 and an accumulated deficit of $41,540,000 at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2016 and 2015.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2016 and 2015, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2016 and 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2016 AND 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended June 30, 2016 and 2015, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

JUNE 30, 2016 AND 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2016, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2015 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements for the year ended June 30, 2016, as their effect would be anti-dilutive. Share amounts reflect the 1500:1 reverse stock split which was effective as of June 16, 2016.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share, continued

	For the Years ended June 30,
	2016	2015
Numerator:
Net loss from operations	$(719,868)	$(358,656)
Interest expense	(456,546)	(310,864)
Loss on settlement of debt	(12,135)	(339,421)
Gain (loss) on restructuring of debt	1,897,927	(11,928)
Gain (loss) on change in fair value of derivative liabilities	189,712	60,481
Numerator for basic earnings per share- net income (loss)	$634,090	$(960,388)

Denominator:
Denominator for basic earnings per share-weighted average shares	4,087,739	1,052,898
Effect of dilutive securities-when applicable:
Convertible promissory notes	50,238,846	2,617,285
Preferred Stock	13,759	44,069
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	54,340,344	3,714,252
Earnings (loss) per share Basic:	$0.15	$(0.91)
Earnings (loss) per share Diluted:	$0.01	$(0.91)

The weighted-average potentially dilutive common share equivalents outstanding at June 30, 2016 and 2015 are as follows:

	2016	2015
Series A Preferred Stock	9,329	-
Series B Preferred Stock	4,430	1,995
Series C Preferred Stock	-	22
Series D Preferred Stock	-	12,667
Series F Preferred Stock	-	17,130
Series H Preferred Stock	-	1,864
Series I Preferred Stock	-	10,000
Series J Preferred Stock	-	333
Series Y Preferred Stock	-	58
Convertible notes payable	50,238,846	2,617,285
Warrants	-	-
Total	50,252,605	2,661,354

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at June 30, 2016 and 2015 amounted to $636,096 and $295,808, respectively. For the year ended June 30, 2016, the Company recorded a gain on the change in fair value of derivative liabilities of $189,712. For the year ended June 30, 2015, the Company recorded a gain on the change in derivative liability of $60,481. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Year Ended June 30,
	2016	2015
Effective Exercise price	0.0035 – 0.00477	0.075
Effective Market price	0.0073	0.15
Volatility	497% - 703%	465%
Risk-free interest	0.13%	0.1%
Terms	14 - 365 days	252 - 365 days
Expected dividend rate	0%	0%

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 3: DERIVATIVE LIABILITY, continued

Changes in the derivative liabilities during the years ended June 30, 2016 and 2015 are as follows:

Derivative liabilities at June 30, 2014	$356,289
Gain on change in fair value of derivative liability, recognized as other income	(60,481)
Derivative liability at June 30, 2015	295,808
Derivative liability expense	265,000
Original discount on convertible notes payable charged to derivative liability	265,000
Gain on change in fair value of derivative liability, recognized as other expense	(189,712)
Derivative liabilities at June 30, 2016	$636,096

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2016 and June 30, 2015 convertible debentures consisted of the following:

	June 30,
	2016	2015
Convertible notes payable	$1,609,349	$1,421,730
Discount on convertible notes	(108,750)	-
Convertible notes payable to ASC Recap	147,965	150,000
Total	$1,648,564	$1,571,730

The Company had convertible promissory notes aggregating approximately $1.6 million and $1.6 million at June 30, 2016 and June 30, 2015, respectively.  The related accrued interest amounted to approximately $1,037,000 and $754,000 million at June 30, 2016 and June 30, 2015, respectively.  The convertible notes payable bear interest at rates ranging from 10% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00125 to $0.0267 per share. At June 30, 2016, approximately $1.6 million of convertible promissory notes had matured, are in default, and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”), in connection with the Company’s settlement with ASC of up to approximately $2.5 million in liabilities of the Company, two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. The July 22, 2013 note matured on March 31, 2014 and remains unpaid and in default. The May 6, 2014 note matured on May 6, 2015, is in default, and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion.

Notes Payable

The Company had promissory notes aggregating $240,241 and $90,241 at June 30, 2016 and June 30, 2015, respectively. The related accrued interest amounted to approximately $200,000 and $25,000 at June 30, 2016 and June 30, 2015, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2016 have matured, are in default, and remain unpaid.

Transactions

The Company generated proceeds of $315,000 from the issuance of convertible promissory notes with interest rates of 18% during fiscal 2016, and $25,000 from the issuance of a short term note payable, with an interest rate of 0% during fiscal 2016.

The Company generated proceeds of $185,000 from the issuance of convertible promissory notes with interest rates of 18% during fiscal 2015.

The Company recognized interest expense of approximately $292,000 and $311,000 during fiscal 2016 and 2015, respectively.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at June 30, 2016		$-

The transfer of liability due to ASC Recap consisted of the following:

Notes payable	$907,500
Accounts payable and accrued liabilities	85,006
Accrued salaries	702,895
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,247
$2,372,513

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

NOTE 6: SETTLEMENT WITH IBC FUNDS, LLC

On October 9, 2014, we entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding accounts payable and accrued expenses (the “IBC Claim Amount”) by issuing IBC 858,814 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen-day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2015 IBC issued a letter of default to the Company.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2016 the Company had 13,333,000 authorized common shares. On July 20, 2016 the Company increased its authorized common shares to 250,000,000.

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the year ended June 30, 2015 was as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Issuance of common shares to IBC (see Note 6)	572,667	$331,000	$0.578
Issuance of common shares to IBC (see Note 6)	286,247	$116,874	$0.408
Issuances in to partially satisfy settlement payable to ASC Recap, LLC	55,320	$24,894	$4.50

Issuances of Common Stock During 2016

During fiscal 2016 we issued shares of our common stock as follows:

●	On October 14, 2015, Ms. Roberton was issued 332,667 shares of common stock valued at $49,900, or $0.15 per share as a performance bonus pursuant to her employment agreement.

●	On October 9, 2015, we issued 3,333,333 shares of our common stock, twenty-six shares of Series F preferred stock, with a stated value of $5,000 and a par value of $0.001 per share, and three shares of Series H Preferred Stock, with a stated value of $1,000 and a par value of $0.001 per share, to the Company’s current Chairman of the Board in consideration for his forgiveness of $633,000 in accrued compensation. Subsequently, in October 2015, these Series F and Series H preferred shares were exchanged for 532,000 shares of Series A preferred stock. Holders of Series A preferred shares are restricted from converting their shares to common stock for two years (the “Lock-Up Period”). After the Lock-Up Period, they may convert up to one percent of their Series A preferred shares into common shares on a one for one basis each month for four years (the “Leak-Out Period”). However, the conversion price automatically reduces by 86% to $0.035 per share if our common stock is below $0.10 per share. At the end of the Leak-Out Period, up to all of the remaining Series A preferred shares may be converted to common stock at the shareholders’ discretion.

Preferred Stock

Series A and B issued and outstanding shares of the Company’s preferred stock have a par value of $0.001. The Companies preferred shares Series C, D, F, H. I. J. and Y were exchanged for shares of Series A preferred stock in November, 2015. These classes of shares were subsequently cancelled. Issued and outstanding shares of Series C, D, F, H. I. J. and Y of the Company’s preferred stock had a par value of $0.01 per share. All classes rank(ed) prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

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

Series B Preferred Stock

Prior to cancellation, the Series B Preferred Stock had a stated value of $5.00 per share. Each share of Series B Preferred Stock was convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock were entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At June 30, 2016, the Company had not declared the payment of cumulative dividends aggregating approximately $673,200.

Series C Preferred Stock

Prior to cancellation, the Series C Preferred Stock had a stated value of $30.00 per share. Each share of Series C Preferred Stock was convertible into 100 shares of the Company’s common stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Preferred Stock, continued

Series D Preferred Stock

Prior to cancellation, the Series D Preferred Stock had a stated value of $25,000 per share. Each share of the Series D Preferred Stock was convertible into 1,000,000 shares of the Company’s common stock. In addition, the holders of the Series D Preferred Stock were entitled to receive a participation interest in the annual net profits generated from any future business activities undertaken by the Company in Brazil.

Series F Preferred Stock

Prior to cancellation, the Series F Preferred Stock had a stated value of $5,000 per share. Each share of Series F Preferred Stock was convertible into 200,000 shares of the Company’s common stock.

Series H Preferred Stock

Prior to cancellation, the Series H Preferred Stock had a stated value of $1,000 per share. Each share of Series H Preferred Stock was convertible into the greater of a) $0.025 per share or b) 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the Company’s receipt of a notice of conversion.

Series I Preferred Stock

Prior to cancellation, the Series I Preferred Stock had a stated value of $10.00 per share. Each share of Series I Preferred Stock was convertible into 500 shares of the Company’s common stock.

Series J Preferred Stock

Prior to cancellation, the Series J Preferred Stock had a stated value of $2,500 per share. Each share of the Series J Preferred Stock was convertible into the Company’s common shares using a conversion price equal to 50% of the average closing price of the Company’s common stock for the ten trading days immediately preceding the conversion date, although in no instance less than $0.01 per share or greater than $0.03 per share.

Series Y Preferred Stock

Prior to cancellation, the Series Y Preferred Stock had a stated value and par value of $0.01 and had no liquidity preference. Each share of Series Y Preferred Stock had 203 votes per share and had the right to vote with the common shareholders in all matters. The shares were convertible into one share of the Company’s common stock at the holder’s option subject to an adjustment upon issuing dividends or distributions payable in common stock and reverse or forward stock split. The shares were held by a former Chairman of the Board of the Company.

Warrants

Weighted Average
	Weighted Average		Remaining
	Warrants	Price per Share	Contractual Term
Outstanding at June 30, 2014	45,047,293	$0.025	1.48
Granted	-	-
Exercised	-	-
Forfeitures	(45,047,293)	0.025
Outstanding at June 30, 2015	-	$-	-
Granted	-	-
Exercised	-	-
Forfeitures
Outstanding at June 30, 2016	-	$-	-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

The Company had no outstanding options or option activity between July 1, 2013 and June 30, 2016

The total compensation cost related to non-vested awards not yet recognized amounted to $0 at June 30, 2016 and 2015. There was no intrinsic value as of June 30, 2016. The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 8: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2016 and 2015 was $0.

A summary of our deferred tax is as follows:

	June 30, 2016	June 30, 2015
Tax benefit of net operating loss carry forward	$10,364,000	$10,698,000
Less: valuation allowance	(10,364,000)	(10,698,000)
Net deferred tax assets	$-	$-

As of June 30, 2016, the Company had unused net operating loss carry forwards of approximately $26.9 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2036. During the year ended June 30, 2016 the Company utilized net operating loss carryforwards of approximately $866,000 to reduce current taxable income. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The valuation allowance at June 30, 2016 and 2015 was $10,364,300 and $10,698,000, respectively. The change in the valuation allowance during the year ended June 30, 2016 was a decrease of approximately $334,000. The change in the valuation allowance during the year ended June 30, 2015 was an increase of $222,000.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2016 and 2015. The effective tax rate is 35% Federal and 3.6% for State after Federal income tax (benefit):

	2016	2015
Computed “expected” income tax (benefit)	35.0%	(35.0)%
State income taxes, net of federal income tax (benefit)	3.6%	(3.6)%

Permanent differences	14.1%	23.0%
Subtotal	52.7%	(15.6)%
Change in valuation allowance	(52.7)%	15.6%
Provision for income taxes	—%	—%

NOTE 9: RELATED PARTY TRANSACTIONS

During fiscal 2016 and 2015, the Company incurred expenses of $97,841 and $110,400, respectively, to a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 10: SUBSEQUENT EVENTS

On July 8, 2016 Kathleen Roberton resigned her position as Chief Executive Officer and member of the Board of Directors of NuState Energy Holdings, Inc.

On July 8, 2016 Mr. Kevin Yates, the current Chairman of the Board, was named as Chief Executive Officer.

On July 20, 2016, the Company adopted Articles of Amendment to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 13,333,333 shares to 250,000,000 shares.

On August 15, 2016 the Company’s Board of Directors appointed Mark B. Lucky as the Company’s interim Chief Financial Officer.

On August 15, 2016 the Company issued 20,000,000 shares of its common stock to its CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance. The recipient were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

On August 15, 2016 the Company issued 5,000,000 shares of its common stock to its newly appointed CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance. The recipient were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

On August 15, 2016 the Company issued 2,000,000 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share. The recipient were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

