Form 10-K/A
period 2016-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-10-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the registrant’s annual report on Form 10-K for the fiscal year ended June 30, 2016 that was filed with the Securities and Exchange Commission on October 14, 2016 (the “Original Filing”) is being filed solely for the purpose of adding additional footnote disclosures related to its gain on troubled debt restructuring.

No other changes have been made to the Original Filing. This Amendment speaks as of the Original Filing date and does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way the disclosures made in the Original Filing.

3

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

Gain on Troubled Debt Restructuring

During fiscal 2016, the Company entered transactions with noteholders and other vendors to settle amounts owed through the issuance of the Company’s Series A $0.001 preferred stock. The table below summarizes the shares issued and the gain realized from this troubled debt restructuring.

	Year Ended
	June 30,
	2016	2015
Exchange of outstanding Series B preferred shares for Series A preferred shares	$(2,917)	-
Exchange of outstanding Series C preferred shares for Series A preferred shares	(37)	-
Exchange of outstanding Series I preferred shares for Series A preferred shares	300	-
Exchange of outstanding Series J preferred shares for Series A preferred shares	(20)	-
Exchange of outstanding Series Y preferred shares for Series A preferred shares	(339)	-
Exchange of convertible notes payable for shares of Series A convertible preferred stock	1,504,865	-
Issuance of Series F and Series H preferred stock in exchange for accrued compensation	396,075	-
Gain on restructure of troubled convertible notes	-	(11,928)
	$1,897,927	$(11,928)

Loss on Settlement of Debt

	Years Ended
	June 30,		%
	2016	2015	Change
Loss on settlement of debt	$(12,135)	$(339,421)	96.4%

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

	Years Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$634,090	$(960,388)
Non-cash Adjustments:
Loss on debt settlement	12,135	339,421
Stock based compensation	49,900	-
Amortization of debt discount	156,250	106,164
(Gain) loss on change in derivative liability	(189,712)	(60,481)
Derivative liability expense	265,000	-
(Gain) loss on troubled debt restructuring	(1,897,927)	11,928
Changes in assets and liabilities
Accrued interest	300,296	206,700
Accrued compensation	259,573	175,000
Accounts payable and accrued expenses	(13,929)	2,721
Net cash used in operations	(424,324)	(178,935)

Cash flows from financing activities:
Proceeds from sale of preferred stock	85,000	-
Repayment of note payable	(5,000)	-
Proceeds from issuance of short term note payable	25,000	-
Proceeds from issuance of convertible notes payable	315,000	185,000
Net cash provided by financing activities	420,000	185,000

Net variation in cash	$(4,323)	$6,065

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

Date: October 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Kevin Yates	Chief Executive Officer	October 14, 2016

By:	/S/ Mark B. Lucky	Chief Financial Officer	October 14, 2016

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

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2016	June 30, 2015

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	719,868	358,656
Total operating expenses	719,868	358,656

Loss from operations	(719,868)	(358,656)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	189,712	60,481
Derivative liability expense	(265,000)	-
Interest expense	(456,546)	(310,864)
Gain (loss) on troubled debt restructuring	1,897,927	(11,928)
Loss on debt settlement	(12,135)	(339,421)
Total other income (expense)	1,353,958	(601,732)

Net income (loss)	$634,090	$(960,388)

WEIGHTED AVERAGE COMMON SHARES
Basic	4,087,739	1,052,898
Diluted	54,340,344	1,052,898

NET (LOSS) INCOME PER COMMON SHARE –BASIC:	$0.15	$(0.91)

NET (LOSS) INCOME PER COMMON SHARE –DILUTED:	$0.01	$(0.91)

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

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income (loss)	$634,090	$(960,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	156,250	106,164
Stock based compensation	49,900	-
(Gain) on troubled debt restructuring	(1,897,927)	11,928
(Gain) loss on change in fair value of derivative liabilities	(189,712)	(60,481)
Derivative liability expense	265,000	-
Loss on debt settlement	12,135	339,421

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(13,929)	2,721
Accrued compensation	259,573	175,000
Accrued interest	300,296	206,700
Net cash used in operating activities	(424,324)	(178,935)

Cash flows from financing activities:
Repayment of notes payable	(5,000)	-
Proceed from sale of preferred stock	85,000	-
Proceeds from short term note payable	25,000	-
Proceeds from convertible notes payable	315,000	185,000
Net cash provided by financing activities	420,000	185,000

Net increase (decrease) in cash	(4,324)	6,065

Cash at beginning of year	6,130	65

Cash at end of year	$1,806	$6,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Issuance of common stock for conversion of debt	$21,569	$-
Issuance of common stock to settle liability to IBC Funds	$-	$447,874
Issuance of common stock to satisfy accrued compensation	$500,000	$-
Issuance of common stock to partially satisfy settlement payable to ASC Recap	$-	$24,894

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share, continued

	For the Years ended June 30,
	2016	2015
Numerator:
Net loss from operations	$(719,868)	$(358,656)
Interest expense	(456,546)	(310,864)
Loss on settlement of debt	(12,135)	(339,421)
Gain (loss) on troubled debt restructuring	1,897,927	(11,928)
Gain (loss) on change in fair value of derivative liabilities	189,712	60,481
Numerator for basic earnings per share- net income (loss)	$634,090	$(960,388)

Denominator:
Denominator for basic earnings per share-weighted average shares	4,087,739	1,052,898
Effect of dilutive securities-when applicable:
Convertible promissory notes	50,238,846	2,617,285
Preferred Stock	13,759	44,069
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	54,340,344	3,714,252
Earnings (loss) per share Basic:	$0.15	$(0.91)
Earnings (loss) per share Diluted:	$0.01	$(0.91)

The weighted-average potentially dilutive common share equivalents outstanding at June 30, 2016 and 2015 are as follows:

	2016	2015
Series A Preferred Stock	9,329	-
Series B Preferred Stock	4,430	1,995
Series C Preferred Stock	-	22
Series D Preferred Stock	-	12,667
Series F Preferred Stock	-	17,130
Series H Preferred Stock	-	1,864
Series I Preferred Stock	-	10,000
Series J Preferred Stock	-	333
Series Y Preferred Stock	-	58
Convertible notes payable	50,238,846	2,617,285
Warrants	-	-
Total	50,252,605	2,661,354

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

Gain on Troubled Debt Restructuring

During fiscal 2016, the Company entered transactions with noteholders and other vendors to settle amounts owed through the issuance of the Company’s preferred stock in exchange for amounts owed. The table below summarizes the gain realized from this troubled debt restructuring.

	Year Ended
	June 30,
	2016	2015
Exchange of outstanding Series B preferred shares for Series A preferred shares	$(2,917)	-
Exchange of outstanding Series C preferred shares for Series A preferred shares	(37)	-
Exchange of outstanding Series I preferred shares for Series A preferred shares	300	-
Exchange of outstanding Series J preferred shares for Series A preferred shares	(20)	-
Exchange of outstanding Series Y preferred shares for Series A preferred shares	(339)	-
Exchange of convertible notes payable for shares of Series A convertible preferred stock	1,504,865	-
Issuance of Series F and Series H preferred stock in exchange for accrued compensation	396,075	-
Gain on restructure of troubled convertible notes	-	(11,928)
	$1,897,927	$(11,928)

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

