Form 10-Q
period 2016-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2016-11-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 14, 2016, was 37,453,683.

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

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	September 30, 2016	June 30, 2016 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$1,806

Total current assets	-	1,806

Total assets	$-	$1,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$567,013	$550,308
Accrued compensation	155,125	190,325
Accrued interest	1,295,363	1,235,330
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $84,583 and $108,750	1,506,169	1,500,599
Notes payable	280,241	240,240
Derivative liabilities	385,548	636,096
Total current liabilities	4,337,423	4,500,863

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of September 30, 2016 and June 30, 2016)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of September 30, 2016 and June 30, 2016)	1,328	1,328
Common stock, $0.0001 par value, 250,000,000 shares authorized: 37,453,683 shares issued and outstanding as of September 30, 2016 and 5,654,179 June 30, 2016 (See Note 7)	3,745	565
Additional paid in capital	37,871,223	37,025,805
Accumulated deficit	(42,227,711)	(41,540,748)
Total stockholders’ deficit	(4,337,423)	(4,499,057)

Total liabilities and stockholders’ deficit	$-	$1,806

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	853,311	149,224
Total Operating Expenses	853,311	149,224

Loss from Operations	(853,311)	(149,224)

Other income (expenses):
Gain on change in fair value of derivative liabilities	250,548	5,207
Interest expense	(84,200)	(78,584)
Loss on debt settlement	-	(12,135)
Total other income (expenses)	166,348	(85,513)

Net loss	$(686,964)	$(234,737)

Loss per common share basic and diluted	$(0.04)	$(1.62)

Weighted average common shares outstanding - basic and diluted	19,509,598	145,130

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(686,964)	$(234,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	750,000	-
Loss on debt settlement	-	12,135
Gain on change in fair value of derivative liability	(250,548)	(5,207)
Amortization of debt discount	24,167	-
Changes in operating assets and liabilities:
Accounts payable	16,705	(9,087)
Accrued interest	60,033	78,584
Accrued compensation	44,800	70,625
Net cash used in operating activities	(41,806)	(87,715)

Cash flows from financing activities:
Proceeds from issuance of short term notes payable	40,000	110,000

Net cash provided by financing activities	40,000	110,000

Net increase (decrease) in cash	(1,806)	22,285

Cash, beginning of period	1,806	6,130

Cash, end of period	$-	$28,415

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable	$18,597	$-
Issuance of common stock for accrued compensation	$80,000	$-
ASC debt returned in exchange for accrued compensation	$-	$702,924
ASC debt returned in exchange for accrued interest payable	$-	$689,218
ASC debt returned in exchange for accounts payable	$-	$90,360
ASC debt returned in exchange for convertible notes payable	$-	$677,146
ASC debt returned in exchange for short term notes payable	$-	225,000

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The accompanying financial statements have been prepared on a going concern basis. For the three months ended September 30, 2016 the Company had a net loss of $686,964 and had net cash used in operating activities of $41,806. In addition, the Company had an accumulated deficit and a working capital deficit of approximately $42.2 million and $4.3 million, respectively, at September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2016, contained in the Company’s Annual Report on Form 10-K/A filed with the SEC on October 14, 2016. The results of operations for the three months ended September 30, 2016, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2017.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are the valuation of derivative liabilities, stock-based compensation, and deferred tax asset valuation allowance..

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2016 and 2015.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2016 and 2015, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2016 and 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2016

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

The Company’s derivative liability at September 30, 2016 and 2015 is classified as Level 3 financial instrument.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During the fiscal years 2015 and 2016 the Company issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

SEPTEMBER 30, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2016, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2016 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

SEPTEMBER 30, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method), and shares underlying convertible promissory notes and convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements as their affect would be anti-dilutive.

	For the Three Months ended September 30,
	2016	2015
Numerator:
Loss from operations	$(853,311)	$(149,224)
Interest expense	(84,200)	(78,584)
Loss on debt settlement	-	(12,135)
Gain on change in fair value of derivative liability	250,548	5,207
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(686,964)	$(234,737)

Denominator:
Denominator for basic earnings per share-weighted average shares	19,509,598	145,130
Effect of dilutive securities-when applicable:
Convertible promissory notes	49,837,385	4,134,231
Preferred Stock	13,754	44,069
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	69,360,742	4,503,430

The weighted-average potentially dilutive common share equivalents outstanding for the three months ended September 30, 2016 and 2015 are as follows:

	September 30,
	2016	2015
Series A Preferred Stock	9,324	-
Series B Preferred Stock	4,430	1,995
Series C Preferred Stock	-	22
Series D Preferred Stock	-	12,667
Series F Preferred Stock	-	17,130
Series H Preferred Stock	-	1,864
Series I Preferred Stock	-	10,000
Series J Preferred Stock	-	333
Series Y Preferred Stock	-	58
Convertible notes payable	49,837,385	4,134,231
Total	49,851,144	4,178,300

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at September 30, 2016 and June 30, 2016 amounted to $385,548 and $636,096, respectively. For the three months ended September 30, 2016 and 2015, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $250,548 and $5,207, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Three Months Ended September 30,
	2016	2015
Effective Exercise price	$.00005	$.00015
Effective Market price	$.0001	$.0014
Volatility	401%	503%
Risk-free interest	0.1%	0.1%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2016 and 2015 are as follows:

Derivative liability at June 30, 2016	$636,096
Gain on change in fair value of derivative liability, recognized as other income	(250,548)
Derivative liability at September 30, 2016	$385,548

Derivative liability at June 30, 2015	$295,808
Gain on change in fair value of derivative liability, recognized as other income	(5,207)
Derivative liability at September 30, 2015	$290,601

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2016 and 2015 are as follows:

Accrued interest payable at June 30, 2016	$1,235,330
Interest expense for the three months ended September 30, 2016, net of amortization of debt discount of $24,167	60,033
Accrued interest payable at September 30, 2016	$1,295,363

Accrued interest payable at June 30, 2015	$778,462
Return of accrued interest from liability due to ASC Recap	689,218
Interest expense for the three months ended September 30, 2015	78,584
Accrued interest payable at September 30, 2015	$1,546,264

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

During the three months ended September 30, 2016 and 2015, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

At September 30, 2016 and June 30, 2016 convertible debentures consisted of the following:

	September 30, 2016	June 30, 2016
Convertible notes payable	$1,590,751	$1,609,349
Convertible notes payable to ASC Recap	147,965	147,965
Unamortized debt discount	(84,583)	(108,750)
Total	$1,654,133	$1,648,564

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

The Company had convertible promissory notes aggregating approximately $1.6 million and $1.6 million at September 30, 2016 and June 30, 2016, respectively. The accrued interest amounted to approximately $1,091,000 and $1,036,000 at September 30, 2016 and June 30, 2016, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.005 to $0.0267 per share, at the holders’ option. At September 30, 2016, approximately $1.6 million of convertible promissory notes had matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating $280,241 at September 30, 2016 and June 30, 2016, respectively. The related accrued interest amounted to approximately $205,000 and $200,000 at September 30, 2016 and June 30, 2016, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of September 30, 2016 have matured, are in default, and remain unpaid.

Transactions

During the three months ended September 30, 2016 we issued convertible notes to four investors, totaling $40,000. The notes bear interest at 8% and have a term of sixty days.

The Company recognized interest expense of $84,200 and $78,584 during the three-month periods ended September 30, 2016 and 2015, respectively which included debt discount amortization of $24,167 and $0 during the three-month period ended September 30, 2016 and 2015, respectively.

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

In January, 2015, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2015, and on March 12, 2015 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2015, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2015, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981; in July of 2015, the Company issued 82,980,000 shares of common stock with an aggregate market value of $24,894 (see Note 7).

On August 13, 2015 ASC Recap, LLC issued the Company a letter of default related to its agreement to settle outstanding liabilities and related accrued interest and returned approximately $2,373,000 of liabilities to their original holders, which is detailed in the table at the end of Note 6. These balances reflect the payments made by ASC to creditors prior to the default.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 6: OBLIGATIONS TO ASC RECAP, LLC, continued

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2015		$2,531,565

Reduction of liability by shares issued between April and June 2015:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2015 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2015		24,894

Carrying value of settlement liability due to ASC at June 30, 2015		2,505,860

Reduction of liability by shares issued in September 2015:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at September 30, 2016		$-

The transfer of liability due to ASC Recap consisted of the following:

Convertible notes payable	$677,146
Short term notes payable	225,000
Accounts payable and accrued liabilities	90,360
Accrued salaries	702,924
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,218
$2,372,513

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation was amended on July 20, 2016 to increase the number of authorized shares of common stock from 13,333,333 shares to two hundred fifty million (250,000,000) shares.

On August 15, 2016 the Company issued 20,000,000 shares of its common stock to its CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016 the Company issued 5,000,000 shares of its common stock to its newly appointed CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016 the Company issued 2,000,000 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share for a total value of $80,000.

During the three months ended September 30, 2016 the Company issued 4,799,504 shares of its common stock related to the conversion of $18,597 of principal of its convertible notes payable, at an average contract conversion price of $0.00387.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

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

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April, 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

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

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with an entity owned by our Chairman of the Board and Chief Executive Officer. During the three months ended September 30, 2016 and 2015 the Company had incurred consulting fees and related expense reimbursements of $55,000 and $24,000, respectively.

On August 15, 2016 the Company issued 20,000,000 shares of its common stock to its CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance. See Note 7- Stockholders’ Deficit.

On August 15, 2016 the Company issued 5,000,000 shares of its common stock to its newly appointed CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance. See Note 7- Stockholders’ Deficit.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 9: SUBSEQUENT EVENTS

On November 1, 2016, the Company signed a letter of intent to enter into an exclusive Partnering Agreement with The Lady Darling Heritage Foundation of the Bahamas and Americas to address the immediate need for hurricane proof housing in the Bahamas.

On November 11, 2016, the Company signed a letter of intent to enter into an good-faith negotiations with Enviro Builders, LLC (“Enviro Builders”) related to the Enviro Builders Smart Steel distribution agreement and their manufacturing operations Pursuant to the letter of intent, Enviro Builders is prepared to offer NSEH, its agents or assigns, a commission payment in the amount of $0.80 for each sq. ft. of panel presented for manufacturing. In addition, Enviro Builders is prepared to offer NSEH an international distributorship agreement for the Bahamas and additional designated areas approved by Enviro Builders.

Management reviewed all material events through the date on which these financial statements were issued, and has determined that there are no material subsequent events to report, other than those included herein.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2016 and 2015

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2016	in % 2016
	2016	2015	vs 2015	vs 2015
Operating expenses:
Selling, general and administrative	$853,311	$149,224	$704,087	471.8%
Total operating expenses	853,311	149,224	704,087	471.8%

Operating loss	(853,311)	(149,224)	(704,087)	(471.8%)

Other expense:
Gain on change in fair value of derivative liabilities	250,548	5,207	245,341	4,711.8%
Loss on debt settlement	-	(12,135)	12,135	(100.0% )
Interest expense	(84,200)	(78,584)	(5,616)	(7.1%)
	166,348	(85,513)	251,860	294.5%

Net (loss) income	(686,964)	(234,717)	(452,227)	(192.7%)

Selling, General, and Administrative Expenses

For the three months ended September 30, 2016, selling, general and administrative expenses were $853,311 as compared to $149,224 for the three months ended September 30, 2015, an increase of $704,087 or approximately 471.8%. For the three months ended September 30, 2016 and 2015 selling, general and administrative expenses consisted of the following:

	Three months ended
	September 30,		Increase/	%
	2016	2015	(Decrease)	Change
Accounting expense	$24,900	$7,960	$16,940	213%
Consulting fees	17,500	55,000	(37,500)	68%)
Salaries	60,000	80,625	-	(26)%
Stock based compensation	750,000	-	750,000	N/A
Other	911	5,639	(4,728)	(84. %)
	$853,311	$149,224	$704,087	471.8%

The increase in selling, general and administrative expenses during fiscal Q1 of 2016, when compared with the prior year, is primarily due to an increase in stock based compensation of $750,000 and accounting expense of $16,940, related to increased activity, offset by a decrease in consulting fees of $37,500 and other of $4,728.

Other than the one-time stock based compensation expense, we believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2016.

Fair Value of Derivative Liabilities	Three-Months Ended		%
	September 30,		Change
	2016	2015
Gain on change in fair value of derivative liabilities	$250,548	$5,207	4,712%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	September 30,		%
	2016	2015	Change
Interest expense	$84,200	$78,584	$36%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The increase in interest expense during the three-month period ended September 30, 2016 is primarily due to the increase in interest bearing promissory notes during the three-month period ending September 30, 2016 when compared to the prior year period and debt discount amortization expense of $24,167.

Loss on Settlement of Debt

	Three-Months Ended
	September 30,		%
	2016	2015	Change
Loss on debt settlement	$-	$(12,135)	(100.0%	)

The loss on debt settlement of $12,135 during the three months ended September 30, 2015 resulted from the return of liabilities from ASC Recap LLC.

Liquidity and Capital Resources

	Balance at
	September 30, 2016	June 30, 2016
Cash	$-	$1,806
Accounts payable and accrued expenses	567,013	550,308
Accrued compensation	155,125	190,325
Notes, convertible notes, and accrued interest payable	3,229,738	3,124,134

At September 30, 2016 we had no assets and at June 30, 2016, our total assets consisted of cash.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2017. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $41,806 and $87,715 during the thee-month periods ended September 30, 2016 and 2015, respectively, and has a working capital deficit of approximately $4.3 million and $4.5 million at September 30, 2016 and June 30, 2016, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Three-Months Ended
	September 30,
	2016	2015
Cash flows from operating activities

Net loss	$(686,964)	$(234,717)
Non-cash adjustments
Stock based compensation	750,000	-
Amortization of debt discount	24,167	-
Gain on change in fair value of derivative liability	(250,548)	(5,207)
Loss on debt settlement	-	12,135

Changes in assets and liabilities
Accounts payable and accrued liabilities	16,705	(9,087)
Accrued interest	60,033	78,584
Accrued compensation	44,800	70,625
Net cash (used in) operations	(41,806)	(87,715)
Cash flows from investing activities
Proceeds from issuance of convertible notes payable	40,000	110,000
	40,000	110,000

Net change in cash	$(1,806)	$22,285

Three months ended September 30, 2016

Net cash used in operations during the three months ended September 30, 2016 decreased by $45,909 or 52% over the same period during fiscal year 2015. This cash was obtained through the sale of $40,000 of convertible promissory notes.

Cash generated from financing activities consists of proceeds of $40,000 from the issuance of convertible notes during the three-month period.

Three months ended September 30, 2015

Net cash used in operations during the three months ended September 30, 2015 totaled $87,715. This cash was obtained through the sale of $110,000 of convertible promissory notes.

Capital Raising Transactions

During the three months ended September 30, 2016 we issued convertible notes to four investors, totaling $40,000. The notes bear interest at 8% and have a term of six months.

Other outstanding obligations at September 30, 2016

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.7 million outstanding at September 30, 2016. The accrued interest amounted to approximately $1.1 million as of September 30, 2016. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.30 per share, at the holders’ option. At September 30, 2016, all convertible promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating $280,241 at September 30, 2016. The related accrued interest amounted to approximately $205,000 at September 30, 2016. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2016 the Company is not the subject of, or party to, any pending or threatened, legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed on October 14, 2016, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K/A.

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

NUSTATE ENERGY HOLDINGS, INC.

	By:	/S/ Kevin Yates
November 14, 2016		Kevin Yates
CEO, principal executive officer

	By:	/s/ Mark B. Lucky
November 14, 2016		Mark B. Lucky
Chief Financial Officer, principal financial and accounting officer

