Form 10-Q
period 2016-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2017-02-13
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 13, 2017, was 642,118,971.

When used in this quarterly report, the terms “Nustate,” “the Company,” ” we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Florida corporation.

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

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	December 31, 2016	June 30, 2016 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$4,560	$1,806

Total current assets	4,560	1,806

Total assets	$4,560	$1,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$565,207	$550,308
Accrued compensation	198,125	190,325
Accrued interest	1,356,253	1,235,330
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $61,250 and $108,750	1,563,548	1,500,599
Notes payable	280,241	240,240
Derivative liabilities	857,660	636,096
Total current liabilities	4,968,999	4,500,863

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of December 31, 2016 and June 30, 2016)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of December 31, 2016 and June 30, 2016)	1,328	1,328
Common stock, $0.0001 par value, 5,000,000,000 shares authorized: 68,946,318 shares issued and outstanding as of December 31, 2016 and 5,654,179 as of June 30, 2016	6,895	565
Additional paid in capital	37,961,527	37,025,805
Accumulated deficit	(42,948,181)	(41,540,748)
Total stockholders’ deficit	(4,964,439)	(4,499,057)

Total liabilities and stockholders’ deficit	$4,560	$1,806

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	164,135	252,044	1,017,446	401,268
Total Operating Expenses	164,135	252,044	1,017,446	401,268

Loss from Operations	(164,135)	(252,044)	(1,017,446)	(401,268)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(373,795)	16,549	(123,247)	21,755
Derivative liability expense	(98,317)	-	(98,317)	-
Interest expense	(84,223)	(87,671)	(168,423)	(166,255)
Gain on restructuring of debt	-	813,590	-	813,590
Loss on debt settlement	-	-	-	(12,135)
Total other income (expenses)	(556,335)	742,468	(389,987)	656,955

Net income (loss)	$(720,470)	$490,423	$(1,407,433)	$255,687

Income (loss) per common share basic	$(0.02)	$0.11	$(0.04)	$0.09

Income (loss) per common share - diluted	$(0.02)	$0.05	$(0.04)	$0.03

Weighted average common shares outstanding - basic	44,529,855	4,559,434	31,981,269	3,005,368

Weighted average common shares outstanding diluted	44,529,855	9,876,946	31,981,269	8,322,881

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,407,433)	$255,687
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on restructuring of debt	-	(813,590)
Loss on debt settlement	-	12,135
(Gain) loss on change in fair value of derivative liability	123,247	(21,755)
Derivative liability expense	98,317	-
Stock-based compensation	830,000	49,900
Amortization of debt discount	47,500	-
Changes in operating assets and liabilities:
Accounts payable	14,900	(13,584)
Accrued interest	120,923	166,255
Accrued compensation	87,800	161,873
Net cash used in operating activities	(84,746)	(203,080)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	47,500	200,000
Proceeds from issuance of notes payable	40,000	-
Repayment of notes payable	-	(5,000)
Proceeds from sale of preferred stock	-	35,000

Net cash provided by financing activities	87,500	230,000

Net increase in cash	2,754	26,920

Cash, beginning of period	1,806	6,130

Cash, end of period	$4,560	$33,050

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

ASC debt returned in exchange for accrued compensation	$-	$702,895
ASC debt returned in exchange for accrued interest payable	$-	$689,218
ASC debt returned in exchange for accounts payable	$-	$90,360
ASC debt returned in exchange for convertible notes payable	$-	$677,146
ASC debt returned in exchange for short term notes payable	$-	$225,000
Convertible debt exchanged for preferred stock	$-	$217,027
Accrued interest payable exchanged for preferred stock	$-	$73,788
Convertible debt exchanged for common stock	$32,051	$-
Accrued compensation exchanged for common stock	$80,000	$1,045,000

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1: ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

Organization

NuState Energy Holdings, Inc., or the Company, currently is a Florida corporation that was incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, and Fittipaldi Logistics, Inc. between November 2006 and December 2007.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $84,746 during the six months ended December 31, 2016 and had a working capital deficit of approximately $5.0 million at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2016, contained in the Company’s Annual Report on Form 10-K/A filed with the SEC on October14, 2016. The results of operations for the six months ended December 31, 2016, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2016 and 2015.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the six months ended December 31, 2016 and 2015, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2016 and 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

DECEMBER 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended December 31, 2016 and 2015, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2016	2015	2016	2015
Numerator:
Loss from operations	$(164,135)	$(252,044)	$(1,017,446)	$(401,268)
Interest expense	(84,223)	(87,671)	(168,423)	(166,255)
Loss on debt settlement	-	-	-	(12,135)
Derivative liability expense	(98,317)	-	(98,317)	-
Gain ((loss) on change in fair value of derivative liability	(373,795)	16,549	(123,247)	21,755
Gain on restructuring of debt	-	813,590	-	813,590
Numerator for basic earnings per share- net income (loss)	$(720,470)	$490,423	$(1,407,433)	$255,687

Denominator:
Denominator for basic earnings per share-weighted average shares	44,529,855	4,559,434	31,981,269	3,005,368
Effect of dilutive securities-when applicable:
Convertible promissory notes	73,565,588	5,305,868	73,565,588	5,305,868
Preferred Stock	13,754	11,644	13,754	11,644
Warrants	-	-	-	-
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	118,109,197	9,876,946	105,560,611	8,322,881
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$(0.02)	$0.11	$(0.04)	$0.09
Diluted
Net earnings (loss) per share-diluted	$(0.02)	$0.05	$(0.04)	$0.03

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at December 31, 2016 and 2015 are as follows:

	2016	2015
Series A Preferred Stock	9,324	7,539
Series B Preferred Stock	4,430	4,092
Convertible notes payable	73,565,588	5,305,868
Options	—	—
Warrants	-	-
Total	73,579,342	5,317,499

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at December 31, 2016 and June 30, 2016 amounted to $857,660 and $636,096, respectively. For the six months ended December 31, 2016 and 2015, the Company recorded a loss related to the change in fair value of the derivative liability amounting to $123,247 and a gain of $21,755, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Six Months Ended December 31,
	2016	2015
Effective Exercise price	$0.001875	$0.00005
Effective Market price	$0.0042	$0.0001
Volatility	488%	401%
Risk-free interest	0.13%	0.1%
Terms	90 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2015 and 2014 are as follows:

Derivative liability at June 30, 2016	$636,096
Derivative liability expense	98,317
Loss on change in fair value of derivative liability, recognized as other expense	123,247
Derivative liability at December 31, 2016	$857,660

Derivative liability at June 30, 2015	$295,808
Loss on change in fair value of derivative liability, recognized as other income	(21,755)
Derivative liability at December 31, 2015	$274,052

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2016 and 2015 are as follows:

Accrued interest payable at June 30, 2016	$1,235,330
Interest expense for the six months ended December 31, 2016, excluding amortization of debt discount of $53,082	60,889
Accrued interest payable at December 31, 2016	$1,356,253

Accrued interest payable at June 30, 2015	$778,462
Return of accrued interest from liability due to ASC Recap	689,218
Interest expense for the six months ended December 31, 2015	166,255
Accrued interest exchanged for preferred stock	(73,788)
Accrued interest payable at December 31, 2015	$1,560,147

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2016 and June 30, 2016 convertible debentures consisted of the following:

	December 31, 2016	June 30, 2016
Convertible notes payable	$1,624,798	$1,609,349
Convertible notes payable to ASC Recap	147,965	147,965
Unamortized debt discount	(61,250)	(108,750)
Total	$1,711,513	$1,648,564

The Company had convertible promissory notes aggregating approximately $1.71 million and $1.65 million at December 31, 2016 and June 30, 2016, respectively. The accrued interest amounted to approximately $1,145,000 and $1,035,000 at December 31, 2016 and June 30, 2016, respectively. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00125 to $0.0005 per share, at the holders’ option. At December 31, 2016, approximately $1.7 million of convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the six months ended December 31, 2016 was as follows:

Convertible notes payable @ 06/30/2016	$1,648,564
Notes payable issued for cash	47,500
Exchange of notes payable for common stock	(32,051)
Amortization of debt discount	47,500
Balance of convertible notes payable @ 12/31/2016	$1,711,513

Notes Payable

The Company had promissory notes aggregating $280,241 and $240,241 at December 31, 2016 and June 30, 2016, respectively. The related accrued interest amounted to approximately $211,000 and $199,600 at December 31, 2016 and June 30, 2016, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2016 have matured, are in default, and remain unpaid.

Transactions

During the six months ended December 31, 2016 we issued convertible notes to four investors, totaling $40,000. The notes bear interest at 8% and have a term of sixty days.

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

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2015		$2,531,565

Reduction of liability by shares issued between April and June 2015:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2015 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2015		24,894

Carrying value of settlement liability due to ASC at June 30, 2015		2,505,860

Reduction of liability by shares issued in September 2015:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at December 31, 2016		$-

The transfer of liability due to ASC Recap during fiscal year 2016 consisted of the following:

Convertible notes payable	$677,146
Short term notes payable	225,000
Accounts payable and accrued liabilities	90,360
Accrued salaries	702,924
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,218
$2,372,513

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation was amended on July 20, 2016 to increase the number of authorized shares of common stock from 13,333,333 shares to two hundred fifty million (250,000,000) shares. The Company’s Certificate of Incorporation was amended on December 20, 2016 to increase the number of authorized shares of common stock from two hundred fifty million (250,000,000) shares to one billion (1,000,000,000) shares. The Company’s Certificate of Incorporation was amended on January 27, 2017 to increase the number of authorized shares of common stock from one billion (1,000,000,000) shares to five billion (5,000,000,000) shares.

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

On August 15, 2016 the Company issued 2,000,000 shares of it common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share for a total value of $80,000. See Note 8 – Related party transactions.

On December 12, 2016 the Company issued 10,000,000 shares of its common stock to its CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016 the Company issued 5,000,000 shares of its common stock to its CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016 the Company issued 10,000,000 shares of its common stock to a company controlled by its CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Preferred Stock

Series A Preferred Stock

The Series A Preferred Stock has a stated value of $0.25 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by Lock-Up/Leak-Out Agreements. The Series A convertible preferred stock has a par value of $0.001.

Series B Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April, 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share. The Series B convertible preferred stock has a par value of $0.001.

The former Series A and B convertible preferred shares issued and outstanding, along with the Company’s preferred shares Series C, D, F, H. I, J, and Y were exchanged for shares of the current Series A preferred stock in November, 2015. These classes of shares were subsequently cancelled. Issued and outstanding shares of Series C, D, F, H, I, J, and Y of the Company’s preferred stock had a par value of $0.01 per share. All classes rank(ed) prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

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

Class	Shares Cancelled	Shares of Series A Issued
Series B	(149,600)	2,992,000
Series C	(332)	39,840
Series D	(19)	1,900,000
Series F	(234)	4,689,500
Series H	(85)	340,000
Series I	(30,000)	1,200,000
Series J	(2)	20,000
Total	(180,272)	11,181,340

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Series B Preferred Stock

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

The Company has entered into a consulting agreement with an entity owned by our Chairman of the Board and Chief Executive Officer. During the six months ended December 31, 2016 and 2015 the Company had incurred consulting fees and related expense reimbursements of $24,000 and $151,936, respectively.

NOTE 9: SUBSEQUENT EVENTS

On January 9, 2017 the Company entered into an agreement with i-Business Management, LLC (“i-BM”) for them to provide consulting and advisory services to the Company. The agreement with i-BM has a term of twelve months. As part of the agreement, i-BM commits to invest $250,000 into the Company over the first 6-month period of the agreement. In accordance with this agreement, i-BM was issued Three Hundred Million (300,000,000) shares, and will be paid a monthly fee of $2,500/month in cash. In addition, and in conjunction with this agreement, Mr. Kevin Yates, our CEO, agreed to forego any future compensation due him under his employment agreement.

On January 9, 2017, in conjunction with the consulting agreement entered into with i-Business Management, LLC, the Company issued Three Hundred Million (300,000,000) shares of its $0.0001 par value common stock, valued at $600,000, to i-Business Management, LLC. In addition, the Company issued One Hundred Million (100,000,000) shares of its $0.0001 par value common stock, valued at $200,000, to Kevin Yates, our CEO, and (25,000,000) shares of its $0.0001 par value common stock, valued at $50,000, to Mark Lucky, our CFO.

On January 27, 2017, the Company adopted and on January 27, 2017 filed the Articles of Amendment to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000,000,000 shares to 5,000,000,000 shares. The board increased the authorized shares to provide the flexibility to raise additional capital and to execute on the business plan and potential upcoming opportunities.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Six Month Periods Ended December 31, 2016 and 2015

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative	$164,135	$252,044	$1,017,446	$401,268
Total Operating Expenses	164,135	252,044	1,017,446	401,268

Loss from Operations	(164,135)	(252,044)	(1,017,446)	(401,268)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(373,795)	16,549	(123,247)	21,755
Derivative liability expense	(98,317)	-	(98,317)	-
Interest expense	(84,223)	(87,671)	(168,423)	(166,255)
Gain on restructuring of debt	-	813,590	-	813,590
Loss on debt settlement	-	-	-	(12,135)
Total other income (expenses)	(556,335)	742,468	(389,987)	656,955

Net income (loss)	$(720,470)	$490,423	$(1,407,433)	$255,687

Selling, General, and Administrative Expenses

For the three and six months ended December 31, 2016, selling, general and administrative expenses were $164,135 and $1,017,446 respectively, as compared to $252,044 and $401,268 for the three and six months ended December 31, 2015, respectively. For the three and six month periods ended December 31, 2016 and 2015 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Accounting expense	$16,000	$14,860	$40,900	$22,820
Consulting fees	6,500	96,936	24,000	151,936
Salaries	60,000	137,400	120,000	168,125
Stock-based compensation	80,000	-	830,000	49,900
Other	1,635	2,848	2,546	8,487
	$164,135	$252,044	$1,017,446	$401,268

The increase in selling, general and administrative expenses during fiscal 2016, when compared with the prior year, is primarily due to an increase in stock -based compensation and accounting expense, offset by lower salaries and consulting fees.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2017. Should we begin merger or acquisition procedures, we believe that our selling, general, and administrative expenses will substantially increase.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended				Six-Months Ended
	December 31,		%		December 31,		%
	2016	2015	Change		2016	2015	Change
Gain (loss) on change in fair value of derivative liabilities	$(373,795)	$16,549	(2,359%	)	$(123,247)	$21,755	(667%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended		%	Six-Months Ended		%
	December 31,		Change	December 31,		Change
	2016	2015		2016	2015
Interest expense	$84,223	$87,671	(4%)	$168,423	$166,255	1%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. We believe that our interest expense will continue at the same levels as the first six months of 2016 for the remainder of fiscal 2017.

Gain on restructuring of debt

During the three and six months ended December 31, 2015, the Company recognized a gain as a result of the exchange of accrued salaries and certain classes of preferred stock into shares of Series A preferred stock in the amount of $813,590.

Six months ended
December 31, 2015
Gain on exchange of notes for preferred stock	$286,272
Gain on shares exchanged for accrued salary payable	528,543
Loss on exchange of preferred shares for Series A preferred shares	(1,225)
$813,590

Liquidity and Capital Resources

At December 31, 2016 and 2015, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $85,000 and $203,000 during the six-month periods ended December 31, 2016 and 2015, respectively, and has a working capital deficit of approximately $5.0 million and $4.5 million at December 31, 2016 and June 30, 2016, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Six-month period ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,407,433)	$255,687
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on restructuring of debt	-	(813,590)
Loss on debt settlement	-	12,135
(Gain) loss on change in fair value of derivative liability	123,247	(21,755)
Derivative liability expense	98,317	-
Amortization of debt discount	47,500	-
Stock-based compensation	830,000	49,900
Changes in operating assets and liabilities:
Accounts payable	14,900	(13,584)
Accrued interest	120,923	140,180
Accrued compensation	87,800	160,285
Net cash used in operating activities	(84,746)	(203,080)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	87,500	200,000
Repayment of notes payable	-	(5,000)
Proceeds from sales of preferred stock	-	35,000
Net cash provided by financing activities	87,500	230,000

Net increase (decrease) in cash	$2,754	$26,920

Six months ended December 31, 2016

Net cash used in operations during the six months ended December 31, 2016 decreased by $118,334 or 58% from the same period during fiscal year 2015. The decrease in cash used in operations is primarily due to the decrease in cash paid for consulting fees of $127,936, the decrease in cash paid for salaries to executives of $48,125, offset by the increase in cash paid for audit and related services of $18,080. This cash was obtained through the sale of $47,500 of convertible promissory notes and $40,000 in promissory notes.

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

Capital Raising Transactions

Issuance of convertible notes payable

We generated proceeds of $47,500 from the issuance of convertible notes payable during the six-month period ended December 31, 2016.

Issuance of promissory notes payable

We generated proceeds of $40,00 from the issuance of promissory notes payable during the six-month period ended December 31, 2016.

Other outstanding obligations at December 31, 2016

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.7 million outstanding at December 31, 2016. The accrued interest amounted to approximately $1.15 million as of December 31, 2016. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.0005 per share, at the holders’ option. December 31, 2016, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $280,241 at December 31, 2016. The related accrued interest amounted to approximately $211,000 at December 31, 2016. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2016 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

NUSTATE ENERGY HOLDINGS, INC.

	By:	/s/ Kevin Yates
February 13, 2017		Kevin Yates
CEO, principal executive officer

	By:	/s/ Mark Lucky
February 13, 2017		Mark Lucky
Chief Financial Officer, principal financial and accounting officer

