Form 10-Q
period 2017-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2017-05-15
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 15, 2017, was 782,541,311.

When used in this quarterly report, the terms “Nustate,” “the Company,” “ we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “contemplate”, “would”, “should”, “could”, or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NUSTATE ENERGY HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2017	June 30, 2016 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$10,734	$1,806

Total current assets	10,734	1,806

Total assets	$10,734	$1,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$567,708	$550,308
Accrued compensation	235,125	190,325
Accrued interest	1,416,216	1,235,330
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $42,083 and $108,750, respectively	1,585,478	1,500,599
Notes payable	280,241	240,240
Derivative liabilities	835,237	636,096
Total current liabilities	5,067,970	4,500,863

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of March 31, 2017 and June 30, 2016)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of March 31, 2017 and June 30, 2016)	1,328	1,328
Common stock, $0.0001 par value, 5,000,000,000 shares authorized: 617,193,171 shares and 5,654,179 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively (See Note 7)	61,719	565
Additional paid in capital	38,243,439	37,025,805
Accumulated deficit	(43,377,714)	(41,540,748)
Total stockholders’ deficit	(5,057,236)	(4,499,057)

Total liabilities and stockholders’ deficit	$10,734	$1,806

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	372,826	174,366	1,390,272	575,635
Total Operating Expenses	372,826	174,366	1,390,272	575,635

Loss from Operations	(372,826)	(174,366)	(1,390,272)	(575,635)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	96,548	3,254	(26,699)	25,010
Derivative liability expense	(74,125)	-	(172,442)	-
Interest expense	(79,130)	(64,713)	(247,553)	(230,969)
Gain on extinguishment of debt	-	1,216,805	-	2,030,395
Loss on debt settlement	-	-	-	(12,135)
Total other income (expenses)	(56,707)	1,155,346	(446,694)	1,812,302

Net income (loss)	$(429,533)	$980,980	$(1,836,966)	$1,236,667

Income (loss) per common share - basic	$-	$0.19	$(0.01)	$0.26

Income (loss) per common share - diluted	$-	$0.09	$(0.01)	$0.12

Weighted average common shares outstanding - basic	393,010,819	5,117,303	149,384,900	4,818,445

Weighted average common shares outstanding - diluted	393,010,819	10,645,682	149,384,900	10,346,823

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,836,966)		$1,236,667
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-		(2,030,395)
Loss on debt settlement	-		12,135
Gain (loss) on change in fair value of derivative liabilities	26,999		(25,010)
Derivative liability expense	172,442		-
Stock-based compensation	1,080,000		49,900
Amortization of debt discount	66,667		-
Changes in operating assets and liabilities:
Accounts payable	(4,202)		(11,378)
Accrued interest	180,886		230,969
Accrued compensation	186,402		203,073
Net cash used in operating activities	(128,072)		(334,040)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	137,000		260,000
Repayment of notes payable	-		(5,000)
Proceeds from sale of preferred stock	-		85,000

Net cash provided by financing activities	137,000		340,000

Net increase in cash	8,928		5,960

Cash, beginning of period	1,806		6,130

Cash, end of period	$10,734		$12,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Non-cash investing and financing activities:

ASC debt returned in exchange for accrued compensation	$-		$702,895
ASC debt returned in exchange for accrued interest payable	$-		$689,218
ASC debt returned in exchange for accounts payable	$-		$90,360
ASC debt returned in exchange for convertible notes payable	$-		$677,146
ASC debt returned in exchange for short term notes payable	$-		$225,000
Convertible debt exchanged for preferred stock	$-		$799,527
Short term note payable exchanged for preferred stock	$-		100,000
Accrued interest payable exchanged for preferred stock	$-		$532,647
Accrued compensation exchanged for preferred and common stock	$-		$1,045,000
Accrued compensation exchanged for common stock	$80,000		$-
Exchange of note payable for common stock	$118,791	$

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND BASIS OF PRESENTATION

NuState Energy Holdings, Inc., or the Company, currently is a Florida corporation that was incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, and Fittipaldi Logistics, Inc. between November 2006 and December 2007. The Company hired Scott Wroblreski as its Chief Executive Officer in March, 2017 to provide strategic expertise in pursuing its business plans.

The accompanying financial statements have been prepared on a going concern basis. The Company had no revenues and had net cash used in operating activities of $128,072 during the nine months ended March 31, 2017 and had a net loss of $1,836,966 for the nine months ended March 31, 2017, and had a working capital deficit of approximately $5.1 million at March 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2016, contained in the Company’s Annual Report on Form 10-K/A filed with the SEC on October 14, 2016. The results of operations for the nine months ended March 31, 2017, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2017 and 2016.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended March 31, 2017 and 2016, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2017 and 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

MARCH 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended March 31, 2017 and 2016, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at March 31, 2017 and 2016 is classified as a Level 3 financial instrument.

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

MARCH 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2017, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2016 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

MARCH 31, 2017

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

	For the Three Months ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Loss from operations	$(372,826)	$(174,366)	$(1,390,272)	$(575,635)
Interest expense	(79,130)	(64,713)	(247,553)	(230,969)
Loss on debt settlement	-	0)	-	(12,135)
Gain on change in fair value of derivative liabilities	96,548	3,254	(26,699)	25,010
Derivative liability expense	(74,125)	-	(172,442)	-
Gain (loss) on extinguishment of debt	-	1,216,805	-	2,030,395
Numerator for basic earnings per share- net loss	$(429,533)	$980,980	$(1,836,966)	$1,236,667

Denominator:
Denominator for basic earnings per share-weighted average shares	393,010,819	5,117,303	149,384,900	4,818,445
Effect of dilutive securities-when applicable:
Convertible promissory notes	1,073,340,348	5,514,591	1,073,340,348	5,514,591
Preferred Stock	13,759	13,787	13,759	13,787
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	1,466,364,926	10,645,681	1,222,739,007	10,346,823
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$0.19	$(0.01)	$0.26
Diluted
Net earnings (loss) per share-diluted	$-	$0.09	$(0.01)	$0.12

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at March 31, 2017 and 2016 are as follows:

	2017	2016
Series A Preferred Stock	9,324	9,328
Series B Preferred Stock	4,430	4,459
Convertible notes payable	1,073,340,348	5,514,591
Warrants	-	-
Total	1,073,354,102	5,528,378

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at March 31, 2017 and June 30, 2016 amounted to $835,237 and $636,096, respectively. For the nine months ended March 31, 2017 and 2016, the Company recorded a loss related to the change in fair value of the derivative liability amounting to $26,699 and a gain of $25,010, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Nine Months Ended March 31,
	2017	2016
Effective Exercise price	$0.00029	$0.00005
Effective Market price	$0.0006	$0.0001
Volatility	519%	409%
Risk-free interest	0.1%	0.1%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2017 and 2016 are as follows:

Derivative liability at June 30, 2016	$636,096
Derivative liability expense	172,442
Loss on change in fair value of derivative liability, recognized as other income	26,699
Derivative liability at March 31, 2017	$835,237

Derivative liability at June 30, 2015	$295,808
Gain on change in fair value of derivative liability, recognized as other income	(25,010)
Derivative liability at March 31, 2016	$270,798

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2017 and 2016 are as follows:

Accrued interest payable at June 30, 2016	$1,235,330
Interest expense for the nine months ended March 31, 2017, excluding amortization of debt discount of $66,647	180,886
Accrued interest payable at March 31, 2017	$1,416,216

Accrued interest payable at June 30, 2015	$778,462
Return of accrued interest from liability due to ASC Recap	689,218
Interest expense for the nine months ended March 31, 2016	230,969
Accrued interest exchanged for preferred stock	(532,647)
Accrued interest payable at March 31, 2016	$1,166,002

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2017 and June 30, 2016 convertible debentures consisted of the following:

	March 31, 2017	June 30, 2016
Convertible notes payable	$1,627,558	$1,609,349
Convertible notes payable to ASC Recap	147,965	147,965
Unamortized debt discount	(42,083)	(108,750)
Total	$1,733,440	$1,648,564

The Company had convertible promissory notes aggregating approximately $1.7 million and $1.65 million at March 31, 2017 and June 30, 2016, respectively. The accrued interest amounted to approximately $1,199,500 and $1,035,000 at March 31, 2017 and June 30, 2016, respectively. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00005 to $0.00125 per share, at the holders’ option. At March 31, 2017, all of the convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the nine months ended March 31, 2017 was as follows:

Convertible notes payable @ 06/30/2016	$1,648,564
Notes payable issued for cash	137,000
Exchange of notes payable for common stock	(118,791)
Amortization of debt discount	66,667
Balance of convertible notes payable @ 03/31/2017	$1,733,440

Notes Payable

The Company had promissory notes aggregating $280,241 and $240,241 at March 31, 2017 and June 30, 2016, respectively. The related accrued interest amounted to approximately $217,000 and $199,600 at March 31, 2017 and June 30, 2016, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All of these promissory notes outstanding as of March 31, 2017 have matured, are in default, and remain unpaid.

Transactions

During the nine months ended March 31, 2017 we issued convertible notes to ten investors, totaling $137,000. The notes bear interest at 12% and have terms of from sixty to 180 days.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

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

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2015		$2,531,565

Reduction of liability by shares issued between April and June 2015:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2015 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2015		24,894

Carrying value of settlement liability due to ASC at June 30, 2015		2,505,860

Reduction of liability by shares issued in September 2015:
Cash payments and adjustments		(133,347)
Carrying value of settlement liability due to ASC at June 30, 2015		$2,372,513

Transfer of liability due to ASC to Original debt-holders		(2,372,513)
Carrying value of settlement liability due to ASC at March 31, 2017		$-

The transfer of liability due to ASC Recap during fiscal year 2016 consisted of the following:

Convertible notes payable	$677,146
Short term notes payable	225,000
Accounts payable and accrued liabilities	90,360
Accrued salaries	702,924
Loss on settlement of ASC liability	(12,135)
Accrued interest payable	689,218
$2,372,513

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

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

On August 15, 2016 the Company issued 20,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016 the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016 the Company issued 2,000,000 shares of it common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share for a total value of $80,000. See Note 8 – Related party transactions.

On December 12, 2016 the Company issued 5,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016 the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016 the Company issued 10,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017 Company issued 25,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017 the Company issued 100,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

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

MARCH 31, 2017

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

MARCH 31, 2017

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

The Company has entered into a consulting agreement with an entity owned by our Chairman of the Board and former Chief Executive Officer. During the nine months ended March 31, 2017 and 2016 the Company had incurred consulting fees and related expense reimbursements of $24,000 and $151,936, respectively.

NOTE 9: SUBSEQUENT EVENTS

On April 10, 2017 the Company entered into a non-binding Memorandum of Understanding to acquire Air Cuba Corporation, www.air-cuba.com. The transaction is contemplated to be a share exchange with total consideration valued at $1,050,000. The closing of the transaction is anticipated to occur by May 20, 2017.

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

Overview

NuState Energy Holdings, Inc. is a technology company specializing in providing pertinent, real-time information to the worldwide transportation and security industries. NuState’s proprietary software, GPSTrax, is built on an Open Architecture platform for the logistics and telematics industries. The Company hired Scott Wroblreski as its Chief Executive Officer in March, 2017 to provide strategic expertise in pursuing its business plans.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Nine Month Periods Ended March 31, 2017 and 2016

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative	$372,826	$174,366	$1,390,272	$575,635
Total Operating Expenses	372,826	174,366	1,390,272	575,635

Loss from Operations	(372,826)	(174,366)	(1,390,272)	(575,635)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	96,548	3,254	(26,699)	25,010
Derivative liability expense	(74,125)	-	(172,442)	-
Interest expense	(79,130)	(64,713)	(247,553)	(230,969)
Gain on extinguishment of debt	-	1,216,805	-	2,030,395
Loss on debt settlement	-	-	-	(12,135)
Total other income (expenses)	(56,707)	1,155,346	(446,694)	1,812,302

Net income (loss)	$(429,533)	$980,980	$(1,836,966)	$1,236,667

Selling, General, and Administrative Expenses

For the three and nine months ended March 31, 2017, selling, general and administrative expenses were $372,826 and $1,390,272 respectively, as compared to $174,366 and $575,635 for the three and nine months ended March 31, 2016, respectively. For the three and nine month periods ended March 31, 2017 and 2016 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Accounting expense	$24,500	$45,194	$65,400	$68,014
Consulting fees	35,000	21,800	59,000	173,736
Salaries	60,000	87,500	180,000	305,525
Stock-based compensation	250,000	-	1,080,000	-
Other	3,326	19,872	5,872	28,360
	372,826	174,366	1,390,272	575,635

The increase in selling, general and administrative expenses during fiscal 2017, when compared with the prior year, is primarily due to an increase in stock -based compensation and accounting expense, offset by lower salaries and consulting fees.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2017. Should we begin merger or acquisition procedures, we believe that our selling, general, and administrative expenses will substantially increase.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2017	2016	Change	2017	2016	Change
Gain (loss) on change in fair value of derivative liabilities	$96,548	$3,254	2,867%	$(26,699)	$25,010	(207%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2017	2016	Change	2017	2016	Change
Interest expense	$79,130	$64,713	22%	$247,553	$230,969	7%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. We believe that our interest expense will continue at the same levels as the first nine months of 2017 for the remainder of fiscal 2017.

Liquidity and Capital Resources

At March 31, 2017 and 2016, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $128,0000 and $334,000 during the nine-month periods ended March 31, 2017 and 2016, respectively, and has a working capital deficit of approximately $5.1 million and $4.5 million at March 31, 2017 and June 30, 2016, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to search for a possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Nine-Month Period Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,836,966)	$1,236,667
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(2,030,395)
Loss on debt settlement	-	12,135
Gain (loss) on change in fair value of derivative liability	26,699	(25,010)
Derivative liability expense	172,442	-
Amortization of debt discount	66,667	-
Stock-based compensation	1,080,000	49,900
Changes in operating assets and liabilities:
Accounts payable	(4,202)	(11,378)
Accrued interest	180,886	230,968
Accrued compensation	186,402	203,073
Net cash used in operating activities	(128,072)	(334,040)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	137,000	260,000
Repayment of notes payable	-	(5,000)
Proceeds from sales of preferred stock	-	85,000
Net cash provided by financing activities	137,000	340,000

Net increase in cash	$8,928	$5,960

Nine months ended March 31, 2017

Net cash used in operations during the nine months ended March 31, 2017 decreased by $205,968 or 62% from the same period during fiscal year 2016. The decrease in cash used in operations is primarily due to the decrease in cash paid for consulting fees of $95,695, the decrease in cash paid for salaries to executives of $153,025, offset by the increase in cash paid for audit and related services of $85,889. This cash was obtained through the sale of $137,000 of convertible promissory notes.

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

Capital Raising Transactions

Issuance of convertible notes payable

We generated proceeds of $137,000 from the issuance of convertible notes payable during the nine-month period ended March 31, 2017.

Issuance of promissory notes payable

We generated proceeds of $260,00 from the issuance of convertible promissory notes payable during the nine-month period ended March 31, 2016.

Other outstanding obligations at March 31, 2016

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.7 million outstanding at March 31, 2017. The accrued interest amounted to approximately $1.2 million as of March 31, 2017. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00005 and $0.00125 per share, at the holders’ option. As of March 31, 2017, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $280,241 at March 31, 2017. The related accrued interest amounted to approximately $217,000 at March 31, 2017. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2017 the Company is not the subject of, or party to, any pending or threatened legal actions.

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

NUSTATE ENERGY HOLDINGS, INC.

May 15, 2017	By:	/s/ Scott Wroblreski
Scott Wroblreski
CEO, principal executive officer, principal financial and accounting officer

