Form 10-K
period 2017-06-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2017-09-28
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2016 was $100,575, at a share price of $0.0042 on that date. For purposes of this calculation, an aggregate of 23,946,318 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2016 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of September 28, 2017: 2,208,756,170

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

2017 ANNUAL REPORT ON FORM 10-K

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

NuState is launching a new GPSTrax Value-Added Reseller (VAR) Program, focusing on opportunities in consumer-based solutions such as asset tracking. The VAR Program will increase awareness, availability and support of the GPSTrax solution at a time when a growing number of companies are looking to update and optimize their solutions. We expect to generate revenues from this Program during fiscal 2018.

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

Through our existing relationships in the country of Suriname, NuState is evaluating several projects in the alternative renewable energy market in Suriname. NuState has been in discussions with AMPS, NV (“AMPS”), based in Paramaribo, Suriname, to enter into a license agreement in relation to the purchase of GPSTrax© for their multi-million-dollar alternative energy projects. AMPS focuses on providing engineering, procurement and construction management (EPC) services, Power Transmission & Distribution, Renewable and Conventional Energy as well as Power Management Systems to Suriname and its fellow Caribbean Community members.

Employees

At September 28, 2017, we had 1 full time employee.

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

Management and our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $43.4 million as of June 30, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations, and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $4.9 million as of June 30, 2017. This deficit consists of $2,313 in current assets, offset by $4,931,643 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2017 of approximately $278,993. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly-traded company.

As of September 28, 2017, we had minimal cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to being a publicly-traded company. We will need to raise additional capital to support our public-company-related activities.

We had $4,086,051 of convertible notes, notes payable, and accrued interest payable as of June 30, 2017, of which of this amount $3,430,448 currently past due, and do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3.6 million as of June 30, 2017 which are either currently past due or which are due in the current fiscal year. Currently, there is $1,682,714 principal amount of the convertible notes payable which is past due, $270,241 principal of the notes payable which is past due, and $1,493,014 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We rent our principal executive offices from an unrelated third party on a month-to-month basis for a monthly rental of $196.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “NSEH,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2017	High		Low

Quarter Ended September 30, 2016	$0.0417	*	$0.0049	*
Quarter Ended December 31, 2016	$0.0128	*	$0.0031	*
Quarter Ended March 31, 2017	$0.0026	*	$0.0004	*
Quarter Ended June 30, 2017	$0.001	*	$0.0002	*

Fiscal Year Ended June 30, 2016	High		Low

Quarter Ended September 30, 2015	$0.1493	*	$0.1493	*
Quarter Ended December 31, 2015	$0.1493	*	$0.0015	*
Quarter Ended March 31, 2016	$0.1493	*	$0.0015	*
Quarter Ended June 30, 2016	$0.1493	*	$0.0051	*

* close price adjusted for splits

Stockholders

As of September 28, 2017, there were 442 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends since 2008 and do not anticipate or contemplate paying dividends in the foreseeable future.

Unregistered issuance of Securities

On August 15, 2016, the Company issued 20,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 2,000,000 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share for a total value of $80,000. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 10,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 25,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 100,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

During the fiscal first quarter, the Company issued 4,799,504 shares of its common stock upon the conversion of $18,597 of principal of its outstanding convertible notes, at an average price of $0.0039 per share.

During the fiscal second quarter, the Company issued 11,492,635 shares of its common stock upon the conversion of $13,454 of principal of its outstanding convertible notes, at an average price of $0.0012 per share.

During the fiscal third quarter, the Company issued 423,247,653 shares of its common stock upon the conversion of $86,740 of principal of its outstanding convertible notes, at an average price of $0.0002 per share.

During the fiscal fourth quarter, the Company issued 880,261,864 shares of its common stock upon the conversion of $51,047 of principal of its outstanding convertible notes, at an average price of $0.000058 per share.

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

On February 12, 2009, the Company filed Form 15 to terminate registration of its common stock under section 12(g) of the Securities Exchange Act of 1934 and subsequently has not submitted any filings to the Securities and Exchange Commission. During the period from February 2009 through April 2010, the Company had several changes to its officers and directors and moved its offices twice. The Company’s Chairman and President since April 2010, and its Chief Executive Officer from July 2010 to April 2017, and then reappointed as Chief Executive Officer on September 25, 2017, is Kevin Yates. The Company’s headquarters is located at 401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301. Since April 2010, the Company’s current management developed, and began implementing, the following strategic plan designed to increase the Company’s shareholders’ value:

1.	Improve the Company’s balance sheet by reducing liabilities and regaining use of certain of its intellectual property and software,

2.	Settle litigation (there is no currently no threatened or pending litigation),

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

This strategic plan has resulted in the following material events:

Results of Operations

Selling, General, and Administrative Expenses

For the year ended June 30, 2017, selling, general and administrative expenses were $2,056,854 as compared to $719,868 for the year ended June 30, 2016, an increase of $1,336,986 or approximately 186%. For the years ended June 30, 2017 and 2016 selling, general and administrative expenses consisted of the following:

	2017	2016	Increase/(Decrease)	% Change
Accounting expense	$75,400	$100,889	$(25,489)	(25.3)%
Consulting fees	105,650	195,536	(89,886)	(46.0)%
Salaries	720,000	343,125	(376,875)	(109.8)%
Stock-based Compensation	1,080,000	49,900	1,030,100	2,064.3
Legal fees	64,000	-	64,000	N/A
Travel	732	-	732	N/A
Other	11,072	30,418	(19,347)	(63.6)%
	$2,056,854	$719,868	$1,336,986	185.7%

The increase in selling, general and administrative expenses during fiscal 2017, when compared with the prior year, is primarily due to an increase in stock-based compensation, offset primarily by decreases in accounting expenses, consulting expenses, and salary expense.

Gain on Change in Derivative Liability

	Years ended
	June 30,
	2017	2016
Gain (loss) on change in fair value of derivative liabilities	$636,096	$189,712

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2017 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $636,000..

Interest Expense

	Years Ended
	June 30,		%
	2017	2016	Change
Interest Expense	$339,351	$456,546	(25.7)%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The decrease in interest expense during fiscal 2017 is primarily due to lower amortization of debt discount of $74,583, along with a decrease in the average interest rate on interest-bearing liabilities.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2017	2016	Change
Derivative Liability Expense	$-	$265,000	N/A	%

During fiscal 2017, the Company’s management had a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. The Company entered into thirteen unsecured convertible promissory note agreements totaling $752,400. These notes bear interest at rates between 0% and 9%, and are convertible into shares of common stock at a discount rate of 50% of the average 10-day closing bid price of the Company's stock.

During fiscal 2016, the Company entered into sixteen unsecured convertible promissory note agreements totaling $265,000. These notes bear interest at rates between 8% and 14%, and are convertible into shares of common stock at a discount rate of 50% of the average 10-day closing bid price of the Company’s stock. Derivative liability was recognized at the issuance dates of each note and totaled $265,000, with a corresponding charge to debt discount of $265,000 and $265,000 to derivative liability expense.

Gain on Troubled Debt Restructuring

During fiscal 2016, the Company entered transactions with noteholders and other vendors to settle amounts owed through the issuance of the Company’s Series A $0.001 preferred stock. The table below summarizes the shares issued and the gain realized from this troubled debt restructuring.

	Year Ended
	June 30,
	2017	2016
Exchange of outstanding Series B preferred shares for Series A preferred shares	-	$(2,917)
Exchange of outstanding Series C preferred shares for Series A preferred shares	-	(37)
Exchange of outstanding Series I preferred shares for Series A preferred shares	-	300
Exchange of outstanding Series J preferred shares for Series A preferred shares	-	(20)
Exchange of outstanding Series Y preferred shares for Series A preferred shares	-	(339)
Exchange of convertible notes payable for shares of Series A convertible preferred stock	-	1,504,865
Issuance of Series F and Series H preferred stock in exchange for accrued compensation	-	396,075
Gain on restructure of troubled convertible notes	-	-
	$-	1,897,927

Gain (Loss) on Settlement of Debt

	Years Ended
	June 30,		%
	2017	2016	Change
Loss on settlement of debt	$-	$(12,135)	112.5%

On October 9, 2014, the Company entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 572,667 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen-day trading period preceding the request of payment. In the event the Company was delinquent on issuance of the Company’s shares upon request by IBC, the discount would be increased by five percent and by an additional five percent for each additional delinquency until all settlement shares had been received. At no time could IBC and its affiliates collectively own more than 4.99% of the outstanding shares of common stock. During October 2014, IBC paid an aggregate of $66,000 to various Company creditors. On February 12, 2016 IBC issued a letter of default to the Company. The Company issued to IBC an additional 286,247 common shares valued at $116,874.

Liquidity and Capital Resources

	Balance at June 30,
	2017	2016
Cash	$2,313	$1,806
Accounts payable and accrued expenses	565,468	550,308
Accrued compensation	280,125	190,325
Notes, convertible notes, accrued interest, and settlement payable to ASC Recap, LLC	4,086,051	3,225,047

At June 30, 2017 and 2016, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2017. As of September 28, 2017, we had approximately $500 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $278,993 and $424,300 during the years ended June 30, 2017 and 2016, respectively, and has a working capital deficit of approximately $5.0 million and $4.6 million at June 30, 2017 and 2016, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,760,109)	$634,090
Non-cash Adjustments:
Loss on debt settlement		12,135
Stock based compensation	1,080,000	49,900
Amortization of debt discount	81,667	156,250
(Gain) loss on change in derivative liability	(636,096)	(189,712)
Derivative liability expense	-	265,000
Convertible note issued for consulting expense	480,000	-
(Gain) loss on troubled debt restructuring	-	(1,897,927)
Changes in assets and liabilities
Accrued interest	257,684	300,296
Accrued compensation	264,302	259,573
Accounts payable and accrued expenses	(46,442)	(13,929)
Net cash used in operations	(278,993)	(424,324)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	85,000
Repayment of note payable	-	(5,000)
Proceeds from issuance of short term note payable	30,000	25,000
Proceeds from issuance of convertible notes payable	249,500	315,000
Net cash provided by financing activities	279,500	420,000

Net variation in cash	$507	$(4,323)

Year ended June 30, 2017

Net cash used in operations in fiscal year 2017 decreased by $185,389 or 44% from fiscal year 2016. This cash was obtained through the sale of $249,500 of convertible promissory notes and the sale of $30,000 of short term notes payable.

Year ended June 30, 2016

Net cash used in operations in fiscal year 2016 increased by $245,389 or 137% from fiscal year 2015. This cash was obtained through the sale of $340,000 of convertible promissory notes and the sale of $85,000 of preferred stock.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated proceeds of $279,500 and $340,000 during fiscal 2017 and 2016, respectively, from the issuance of convertible notes payable and promissory notes.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $2.2 million and $1.6 million outstanding at June 30, 2017 and 2016, respectively. The accrued interest amounted to approximately $1,493,000 and $1,235,000 at June 30, 2017 and 2016, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $1.875 and $0.75 per share, at the holders’ option. At June 30, 2017, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2017	June 30, 2016
Convertible Notes Payable	$2,201,914	$1,609,349
Discount on convertible notes	(27,083)	(108,750)
Notes Payable, net of discount	$2,174,831	$1,500,599

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 12,800,000 warrants, exercisable at a rate of $37.50. The warrants expire 3 years from the date of issuance.

Notes Payable

The Company had promissory notes aggregating approximately $270,000 at June 30, 2017 and $240,000 at June 30, 2016. The related accrued interest amounted to approximately $222,414 and $199,590 at June 30, 2017 and 2016, respectively. The notes payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2017.

Warrants

As of June 30, 2017, we had no outstanding warrants.

Derivative Liability

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. As of June 30, 2017, the Company had $2,202,000 in notes that are convertible into the Company’s common stock, at variable conversion prices resulting in derivative liability accounted for initially. For the year ended June 30, 2017, the Company recorded a gain on the change in fair value of derivative liabilities of $636,096. This was due to management’s change in accounting estimate during the year ended June 30, 2017. The Company determined that all of the underlying notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2017 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2017, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2017:

Name	Age	Position
Kevin Yates	51	Chairman of the Board and Chief Executive Office
Scott Wroblreski	48	Former Chief Executive Officer

Business Experience

Mr. Kevin Yates has served as Chairman of the Company’s Board of Directors since April 2010 and as the Company’s Chief Executive Officer, Treasurer and Secretary since July 2010. Mr. Yates resigned as Chief Executive Officer and Chief Financial Officer in April, 2017, and was reappointed as Chief Executive Officer and Chief Financial Officer in September 2017. Mr. Yates formally served as Chief Operating Officer of the Company in 2006-2007.

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

Mr. Scott Wroblreski,

served as Chief Executive Officer from April to September 2017, and has over 25 years of experience in the aerospace/aeronautical fields, oil and gas industry working direct or as a consultant for many of leading companies such as Boeing, Lockheed Martin, Northrop Grumman, Orbital Sciences and Safran (formerly Snecma). He has held Secret and Top Secret Clearances with an Extensive Background Investigation (EBI, SSBI) by the United States Federal Bureau of Investigation (FBI). He was deputy Director of Launch Nuclear Safety at Lockheed Martin Astronautics for the NASA New Horizons satellite that recently flew by Pluto onto the Kuiper Belts. In addition, Mr. Wroblreski has worked on many prestigious and exciting projects such as the recent Pluto Mission, the Defense Department’s High Speed Superconductivity Project, Boeing 727, 737 & Fokker Passenger to Freighter Conversions, the Conestoga Launch Vehicle, Ariane 4 & 5 Launch Vehicle (European Rocket System), the Atlas 5 Launch Vehicle, the Taurus Launch Vehicle and the Hubble Space Telescope Repair Mission. He has also worked on many commercial aircraft and military projects such as the Airbus A380, the Boeing 777, Boeing’s B-1 Bomber, Boeing’s Chinook Helicopter, and multiple classified and unclassified satellites. Mr. Wroblreski graduated from the Pennsylvania State University with a Bachelor of Science Degree in Aerospace Engineering in 1986 and attended graduate studies in the Engineering Science and Mechanics Department. has over 25 years of experience in the aerospace/aeronautical fields, oil and gas industry working direct or as a consultant for many of leading companies such as Boeing, Lockheed Martin, Northrop Grumman, Orbital Sciences and Safran (formerly Snecma). He has held Secret and Top Secret Clearances with an Extensive Background Investigation (EBI, SSBI) by the United States Federal Bureau of Investigation (FBI). He was deputy Director of Launch Nuclear Safety at Lockheed Martin Astronautics for the NASA New Horizons satellite that recently flew by Pluto onto the Kuiper Belts. In addition, Mr. Wroblreski has worked on many prestigious and exciting projects such as the recent Pluto Mission, the Defense Department’s High Speed Superconductivity Project, Boeing 727, 737 & Fokker Passenger to Freighter Conversions, the Conestoga Launch Vehicle, Ariane 4 & 5 Launch Vehicle (European Rocket System), the Atlas 5 Launch Vehicle, the Taurus Launch Vehicle and the Hubble Space Telescope Repair Mission. He has also worked on many commercial aircraft and military projects such as the Airbus A380, the Boeing 777, Boeing’s B-1 Bomber, Boeing’s Chinook Helicopter, and multiple classified and unclassified satellites. Mr. Wroblreski graduated from the Pennsylvania State University with a Bachelor of Science Degree in Aerospace Engineering in 1986 and attended graduate studies in the Engineering Science and Mechanics Department.

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended June 30, 2017, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Audit Committee Financial Expert

Currently no member of our Board is an audit committee financial expert. We do not currently have the resources to recruit a Board member who would also be a financial expert. We may start our recruiting process for such Board member during fiscal 2017 if our financial position improves.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(2)(3)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Kevin Yates,	2017	240,000	-	860,000	-	-	-	555,500	1,655,500
Former Chief Executive Officer	2016	240,000	-	-	-	-	-	97,841	337,841

Scott Wroblreski,	2017	40,000	-	-	-	-	-	-	40,000
Chief Executive Officer	2016	-	-	-	-	-	-	-	-

Mark Lucky	2017	27,500	-	220,000	-	-	-	-	247,500
Chief Financial Officer	2016	-	-	-	-	-	-	-	-

(1)	Other compensation for Mr. Yates during fiscal 2017 and 2016 represented funds paid to C3I Services, LLC, a related party by means of common ownership and management to the Company. The related parties provided assistance to Mr. Yates in his duties. In addition, Mr. Yates was issued a convertible note in the amount of $480,000 during fiscal 2017 in conjunction with his severance pay related to his resignation as Chief Executive Officer.

(2)	Amounts represent accrued compensation for Mr. Yates. Actual amounts paid totaled $70,200 for the year ended June 30, 2017.

(3)	Amounts represent accrued compensation for Mr. Wroblreski. Actual amounts paid totaled $0 for the year ended June 30, 2017.

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

On April 1, 2012, we entered in a consulting agreement with C3I Services, LLC (‘C3I Services”). Kevin Yates, our Chairman of the Board is also a managing member of C3i Services, LLC. The agreement provides for the following, among other things:

●	Base annual consulting fee of $120,000;

●	Termination clause: the earliest of July 1, 2013 the date we become a reporting company, or upon 30-day written notice by each party. C3I Services used proceeds from the consulting agreement to pay certain of our operating expenses. This agreement has been informally renewed on a year-to-year basis, through December 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2017 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Yates, who is also an executive officer of our company, and does not receive any compensation specifically for his Board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 28, 2017, we had 2,208,756,170 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 28, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

	COMMON STOCK
NAME	AMOUNT OF BENEFICIAL OWNERSHIP	% OF CLASS	% OF VOTING CONTROL (1)

Kevin Yates	133,406,666	6.3%	6.3%

(1)

Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock on September 29, 2017. On that date, we had 2,208,756,170 outstanding shares of common stock with one vote per share.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Employee Stock Compensation Plan	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

During fiscal 2017 we issued shares of our common stock as follows:

On August 15, 2016, the Company issued 20,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 2,000,000 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share for a total value of $80,000. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 10,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 25,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 100,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

During the fiscal first quarter, the Company issued 4,799,504 shares of its common stock upon the conversion of $18,597 of principal of its outstanding convertible notes, at an average price of $0.0039 per share.

During the fiscal second quarter, the Company issued 11,492,635 shares of its common stock upon the conversion of $13,454 of principal of its outstanding convertible notes, at an average price of $0.0012 per share.

During the fiscal third quarter, the Company issued 423,247,653 shares of its common stock upon the conversion of $86,740 of principal of its outstanding convertible notes, at an average price of $0.0002 per share.

During the fiscal fourth quarter, the Company issued 880,261,864 shares of its common stock upon the conversion of $51,047 of principal of its outstanding convertible notes, at an average price of $0.000058 per share.

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

Item 14. Principal Accountant Fees and Services

On May 9, 2017 (the “Engagement Date”), the Company formally engaged Assurance Dimensions, Inc. as our independent registered public accounting firm. The engagement was due to the merger of our existing certifying account, D’Arelli Pruzansky, P.A. and Assurance Dimensions, Inc. The decision to engage Assurance Dimensions, Inc. as our independent registered public accounting firm was approved by our Board of Directors on May 9, 2017.

The former certifying accountant, D’Arelli Pruzansky, P.A., has provided the Company with a letter addressed to the United States Securities and Exchange Commission stating it agrees with the statements of the Form 8-K which was filed on May 11, 2017. A copy of the letter is filed concurrently herewith as Exhibit 16.1.

During the two most recent fiscal years and through the Engagement Date, neither the Company, nor an one on its behalf, consulted with Assurance Dimensions, Inc. in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2017	2016
Audit Fees Paid to D’Arelli Pruzansky, P.A. (1)	$10,000	$30,000
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	20,000	-

Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$30,000	$30,000

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

Date: September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Kevin Yates	Chief Executive Officer and Chief Financial Officer (principal accounting officer)	September 28, 2017

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of NuState Energy Holdings, Inc.

We have audited the accompanying financial statements of NuState Energy Holdings, Inc. (a Florida corporation), which comprise the balance sheet as of June 30, 2017 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuState Energy Holdings, Inc. as of June 30, 2017 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a loss from operations of approximately $1,760,100 and cash used in operations of approximately $279,000 for the year ended of June 30, 2017. The Company had a working capital deficit of approximately $4,929,000 and an accumulated deficit of approximately $43,301,000 at June 30, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The financial statements as of June 30, 2016, were audited by D’Arelli Pruzansky, P.A., who sold its audit practice to Assurance Dimensions, Inc. as of May 3, 2017, and whose report dated October 13, 2016, expressed an unmodified opinion on those statements.

Coconut Creek,	/s/ Assurance Dimensions
September 28, 2017	Certified Public Accountants

NUSTATE ENERGY HOLDINGS, INC.

BALANCE SHEETS

	June 30,
	2017	2016
ASSETS
Current assets:
Cash	$2,313	$1,806

Total current assets	2,313	1,806

Total assets	$2,313	$1,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$565,468	$550,308
Accrued compensation	280,125	190,325
Accrued interest	1,493,014	1,235,330
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $27,083 and $108,750, respectively	2,174,831	1,500,599
Notes payable	270,241	240,240
Derivative liabilities	-	636,096
Total current liabilities	4,931,643	4,500,863

Stockholders’ deficit:
Preferred stock
Series A ($0.001 par value; 20,000,000 shares authorized, 13,992,340 and 0 shares issued and outstanding as of June 30, 2017 and 2016, respectively)	13,992	13,992
Series B ($0.001 par value 30,000,000 shares authorized, 1,327,640 and 149,600 and shares issued and outstanding as of June 30, 2017 and 2016, respectively)	1,328	1,328
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 1,497,455,835 shares and 5,654,179 shares issued and outstanding at June 30, 2017 and 2016, respectively (See Note 7)	149,746	565
Additional paid in capital	38,206,460	37,025,805
Accumulated deficit	(43,300,856)	(41,540,747)
Total stockholders’ deficit	(4,929,330)	(4,499,057)

Total liabilities and stockholders’ deficit	$2,313	$1,806

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2017	June 30, 2016

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	2,056,854	719,868
Total operating expenses	2,056,854	719,868

Loss from operations	(2,056,854)	(719,868)

Other income (expense)
Gain on change in fair value of derivative liabilities	636,096	189,712
Derivative liability expense	-	(265,000)
Interest expense	(339,351)	(456,546)
Gain on troubled debt restructuring	-	1,897,927
Loss on debt settlement	-	(12,135)
Total other income (expense)	296,745	1,353,958

Net income (loss)	$(1,760,109)	$634,090

WEIGHTED AVERAGE COMMON SHARES
Basic	354,260,584	4,087,739
Diluted	354,260,584	54,340,344

NET (LOSS) INCOME PER COMMON SHARE –BASIC:	$(0.01)	$0.15

NET (LOSS) INCOME PER COMMON SHARE –DILUTED:	$(0.01)	$0.01

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Preferred Stock -		Common
	Series A		Series B		Series C		Series D		Series F		Series H		Series I		Series J		Series Y		Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30,2015			149,600	$150	332	$3	19	$0	128	$1	70	$1	30,000	$300	2	$0	87,000	$870	1,451,303	$145	$36,281,972	$(42,174,837)	$(5,891,396)

Shares issued as compensation																			332,667	33	49,867		49,900

Shares issued in exchange for accrued comp									106	0	15	0							3,361,459	336	638,264		638,600

Shares exchanged for Series A	11,181,340	11,181	(149,600)	(150)	(332)	(3)	(19)	(0)	(234)	(1)	(85)	(1)	(30,000)	(300)	(2)	0					(4,408)		6,318

Shares issued in exchange for cash	40,000	40	200,000	200																	84,760		85,000

Shares issued in exchange for Series Y	87,000	87		0													(87,000)	(870)			783		0

Shares issued for notes payable	2,684,000	2,684	1,127,640	1,128															508,750	51	(25,431)		(21,569)

Adjust for change in par value																							0

Net income for the year ended June 30, 2016																						634,090	634,090

Balance at June 30, 2016	13,992,340	$13,992	1,327,640	$1,328	-	$0	-	$(0)	0	$0	0	$0	0	$0	0	$0	0	$0	5,654,179	$565	$37,025,805	$(41,540,747)	$(4,499,056)

Shares issued as compensation																			170,000,000	17,000	1,063,000		1,080,000

Shares issued for accrued compensation																			2,000,000	200	79,800		80,000

Shares issued for conversion of notes payable																			1,319,801,656	131,980	37,854		169,834

Net income for the year ended June 30, 2017																						(1,760,109)	(1,760,109)

Balance at June 30, 2017		$13,992	$1,327,640	$1,328	$0	$0		$(0)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	1,497,455,835	$149,746	$38,206,460	$(43,300,856)	$(4,929,331)

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net income (loss)	$(1,760,109)	$634,090
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	81,667	156,250
Stock based compensation	1,080,000	49,900
(Gain) on troubled debt restructuring	-	(1,897,927)
Gain on change in fair value of derivative liabilities	(636,096)	(189,712)
Convertible note issued for severance agreement	480,000	-
Derivative liability expense	-	265,000
Loss on debt settlement	-	12,135

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(46,442)	(13,929)
Accrued compensation	264,302	259,573
Accrued interest	257,684	300,296
Net cash used in operating activities	(278,993)	(424,324)

Cash flows from financing activities:
Repayment of notes payable	-	(5,000)
Proceed from sale of preferred stock	-	85,000
Proceeds from short term note payable	30,000	25,000
Proceeds from convertible notes payable	249,500	315,000
Net cash provided by financing activities	279,500	420,000

Net increase (decrease) in cash	507	(4,324)

Cash at beginning of year	1,806	6,130

Cash at end of year	$2,313	$1,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Issuance of common stock for conversion of debt	$169,834	$21,569
Issuance of common stock to satisfy accrued compensation	$80,000	$500,000

See accompanying notes to financial statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

The accompanying financial statements have been prepared on a going concern basis. The Company had a loss from operations of $2,056,854 and had net cash used in operating activities of approximately $279,000 during the year ended June 30, 2017 and had a working capital deficit of approximately $4,929,000 and an accumulated deficit of $43,301,000 at June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2017 and 2016.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2017 and 2016, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2017 and 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2017 AND 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended June 30, 2017 and 2016, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments for the year ended June 30, 2016. During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2017 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2017, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2016 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements for the year ended June 30, 2017, as their effect would be anti-dilutive.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share, continued

	For the Years ended June 30,
	2017	2016
Numerator:
Net loss from operations	$(2,056,854)	$(719,868)
Interest expense	(339,351)	(456,546)
Gain (loss) on settlement of debt	-	(12,135)
Gain (loss) on troubled debt restructuring	-	1,897,927
Derivative liability expense	-	-
Gain on change in fair value of derivative liabilities	636,096	189,712
Numerator for basic earnings per share- net income (loss)	$(1,760,109)	$634,090

Denominator:
Denominator for basic earnings per share-weighted average shares	354,260,584	4,087,739
Effect of dilutive securities-when applicable:
Convertible promissory notes	6,944,550,477	50,238,846
Preferred Stock	13,759	13,759
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	7,298,824,820	54,340,344
Earnings (loss) per share Basic:	$(0.01)	$0.15
Earnings (loss) per share Diluted:	$(0.01)	$0.01

The weighted-average potentially dilutive common share equivalents outstanding at June 30, 2017 and 2016 are as follows:

	2017	2016
Series A Preferred Stock	9,329	9,329
Series B Preferred Stock	4,430	4,430
Series C Preferred Stock	-	-
Series D Preferred Stock	-	-
Series F Preferred Stock	-	-
Series H Preferred Stock	-	-
Series I Preferred Stock	-	-
Series J Preferred Stock	-	-
Series Y Preferred Stock	-	-
Convertible notes payable	6,944,550,477	50,238,846
Warrants	-	-
Total	6,944,564,236	50,252,605

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at June 30, 2017 and 2016 amounted to $0 and $636,096, respectively. For the year ended June 30, 2017, the Company recorded a gain on the change in fair value of derivative liabilities of $636,096. This was due to management’s change in accounting estimate during the year ended June 30, 2017. The Company determined that all of the underlying notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes.

The Company entered into thirteen unsecured convertible promissory note agreements totaling $752,400. These notes bear interest at rates between 0% and 9%, and are convertible into shares of common stock at a discount rate of 50% of the average 10-day closing bid price of the Company's stock.

For the year ended June 30, 2016, the Company recorded a gain on the change in derivative liability of $189,712. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Year Ended June 30,
	2017	2016
Effective Exercise price		0.075
Effective Market price		0.15
Volatility		465%
Risk-free interest		0.1%
Terms		252 - 365 days
Expected dividend rate		0%

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 3: DERIVATIVE LIABILITY, continued

Changes in the derivative liabilities during the years ended June 30, 2017 and 2016 are as follows:

Derivative liability at June 30, 2015	295,808
Derivative liability expense	265,000
Original discount on convertible notes payable charged to derivative liability	265,000
Gain on change in fair value of derivative liability, recognized as other expense	(189,712)
Derivative liabilities at June 30, 2016	$636,096
Derivative liability expense	-
Gain on change in fair value of derivative liability, recognized as other expense	(636,096)
Derivative liabilities at June 30, 2017	$-

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2017 and June 30, 2016 convertible debentures consisted of the following:

	June 30,
	2017	2016
Convertible notes payable	$2,201,914	$1,609,349
Discount on convertible notes	(27,083)	(108,750)
Convertible notes payable to ASC Recap	147,965	147,965
Total	$2,322,796	$1,648,564

The Company had convertible promissory notes aggregating approximately $2.2 million and $1.6 million at June 30, 2017 and June 30, 2016, respectively. The related accrued interest amounted to approximately $1,271,000 and $1,037,000 million at June 30, 2017 and June 30, 2016, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00005 to $0.0267 per share. At June 30, 2017, approximately $1.7 million of convertible promissory notes had matured, are in default, and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”), in connection with the Company’s settlement with ASC of up to approximately $2.5 million in liabilities of the Company, two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. The July 22, 2013 note matured on March 31, 2014 and remains unpaid and in default. The May 6, 2014 note matured on May 6, 2016, is in default, and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion (See Note 3).

Notes Payable

The Company had promissory notes aggregating $270,241 and $240,241 at June 30, 2017 and June 30, 2016, respectively. The related accrued interest amounted to approximately $222,000 and $200,000 at June 30, 2017 and June 30, 2016, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2017 have matured, are in default, and remain unpaid.

Transactions

The Company generated proceeds of $249,500 from the issuance of convertible promissory notes with interest rates of 0% during fiscal 2017, and $30,000 from the issuance of a short term note payable, with an interest rate of 0% during fiscal 2017.

The Company generated proceeds of $315,000 from the issuance of convertible promissory notes with interest rates of 18% during fiscal 2016, and $25,000 from the issuance of a short term note payable, with an interest rate of 0% during fiscal 2016. In addition, the Company generated proceeds of $85,000 from the sale of convertible preferred stock.

The Company recognized interest expense of approximately $339,400 and $456,500 during fiscal 2017 and 2016, respectively.

Gain on Troubled Debt Restructuring

During fiscal 2016, the Company entered transactions with noteholders and other vendors to settle amounts owed through the issuance of the Company’s preferred stock in exchange for amounts owed. The table below summarizes the gain realized from this troubled debt restructuring.

	Year Ended
	June 30,
	2017	2016
Exchange of outstanding Series B preferred shares for Series A preferred shares	-	$(2,917)
Exchange of outstanding Series C preferred shares for Series A preferred shares	-	(37)
Exchange of outstanding Series I preferred shares for Series A preferred shares	-	300
Exchange of outstanding Series J preferred shares for Series A preferred shares	-	(20)
Exchange of outstanding Series Y preferred shares for Series A preferred shares	-	(339)
Exchange of convertible notes payable for shares of Series A convertible preferred stock	-	1,504,865
Issuance of Series F and Series H preferred stock in exchange for accrued compensation	-	396,075
Gain on restructure of troubled convertible notes	-	-
	$-	$1,897,927

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2017, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During 2017

During fiscal 2017 we issued shares of our common stock as follows:

On August 15, 2016, the Company issued 20,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 2,000,000 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $0.04 per share for a total value of $80,000. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 10,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 25,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 100,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

During the fiscal first quarter, the Company issued 4,799,504 shares of its common stock upon the conversion of $18,597 of principal of its outstanding convertible notes, at an average price of $0.0039 per share.

During the fiscal second quarter, the Company issued 11,492,635 shares of its common stock upon the conversion of $13,454 of principal of its outstanding convertible notes, at an average price of $0.0012 per share.

During the fiscal third quarter, the Company issued 423,247,653 shares of its common stock upon the conversion of $86,740 of principal of its outstanding convertible notes, at an average price of $0.0002 per share.

During the fiscal fourth quarter, the Company issued 880,261,864 shares of its common stock upon the conversion of $51,047 of principal of its outstanding convertible notes, at an average price of $0.000058 per share.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

Preferred Stock

Series A and B issued and outstanding shares of the Company’s preferred stock have a par value of $0.001. The Companies preferred shares Series C, D, F, H. I. J. and Y were exchanged for shares of Series A preferred stock in November 2016. These classes of shares were subsequently cancelled. Issued and outstanding shares of Series C, D, F, H. I. J. and Y of the Company’s preferred stock had a par value of $0.01 per share. All classes rank(ed) prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

On October 14, 2015, a former Chairman of the Board of the Company was issued 80 shares of Series F preferred stock with a stated value of $5,000 and a par value $0.001 per share, and 12 shares of Series H preferred stock, with a stated value of $1,000 and a par value $0.001 per share in consideration for his forgiveness of $412,000 in accrued compensation. Subsequently, in October 2016, these Series F and Series H shares were exchanged for 1,648,000 shares of Series A preferred stock.

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

In November 2015, we sold 40,000 shares of Series A preferred stock to one investor for $10,000 and sold 100,000 shares of Series B preferred stock to another investor for $25,000.

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

Series B Preferred Stock

Prior to cancellation, the Series B Preferred Stock had a stated value of $5.00 per share. Each share of Series B Preferred Stock was convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock were entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At June 30, 2017, the Company had not declared the payment of cumulative dividends aggregating approximately $673,200.

Series C Preferred Stock

Prior to cancellation, the Series C Preferred Stock had a stated value of $30.00 per share. Each share of Series C Preferred Stock was convertible into 100 shares of the Company’s common stock.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

The Company had no outstanding options or option activity between July 1, 2013 and June 30, 2017

The total compensation cost related to non-vested awards not yet recognized amounted to $0 at June 30, 2017 and 2016. There was no intrinsic value as of June 30, 2017. The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 8: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2017 and 2016 was $0.

A summary of our deferred tax is as follows:

	June 30, 2017	June 30, 2016
Tax benefit of net operating loss carry forward	$10,704,000	$10,364,000
Less: valuation allowance	(10,704,000)	(10,364,000)
Net deferred tax assets	$-	$-

As of June 30, 2017, the Company had unused net operating loss carry forwards of approximately $27.8 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2037. During the year ended June 30, 2017 the Company utilized net operating loss carryforwards of approximately $866,000 to reduce current taxable income. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The valuation allowance at June 30, 2017 and 2016 was $10,704,000 and $10,364,000, respectively. The change in the valuation allowance during the year ended June 30, 2017 was an increase of approximately $340,000. The change in the valuation allowance during the year ended June 30, 2016 was a decrease of $234,000.

The table below summarizes the differences between our effective tax rate and the statutory federal rate as follows for fiscal 2017 and 2016. The effective tax rate is 35% Federal and 3.6% for State after Federal income tax (benefit):

	2017	2016
Computed “expected” income tax (benefit)	35.0%	35.0%
State income taxes, net of federal income tax (benefit)	3.6%	3.6%

Permanent differences	14.1%	14.1%
Subtotal	52.7%	52.7%
Change in valuation allowance	(52.7)%	(52.7)%
Provision for income taxes	—%	—%

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 9: RELATED PARTY TRANSACTIONS

During fiscal 2017 and 2016, the Company incurred expenses of $97,841 and $110,400, respectively, to a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. The expenses are recorded as consulting expense and appears in general and administrative expense on our Statement of Operations.

On August 15, 2016, the Company issued 20,000,000 shares of its common stock to its CEO, Kevin Yates, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On August 15, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.03 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 5,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On December 12, 2016, the Company issued 10,000,000 shares of its common stock to a company controlled by its CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 25,000,000 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

On January 11, 2017, the Company issued 100,000,000 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $0.002 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related party transactions.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 10: SUBSEQUENT EVENTS

Letter of Intent with Premier Empire Energy, LLC

On September 20, 2017 the Company executed a Letter of Intent with Premier Empire Energy, LLC (“PEEL”) indicating the Company’s intent to acquire PEEL in an all-stock transaction for $2.5 Million Dollars. The parties expect to reach a definitive agreement by October 30, 2017.

Convertible Note Conversions

During the period from July 1, 2017 through September 28, 2017, the Company issued 711,300,335 shares of its common stock upon the conversion of $40,030 of principal of its outstanding convertible notes, at an average price of $0.000056 per share.

