Form 10-Q
period 2017-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2017-11-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 14, 2017, was 2,346,756,170.

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

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	September 30, 2017	June 30, 2017 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$325	$2,313

Total current assets	325	2,313

Total assets	$325	$2,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$587,968	$565,468
Accrued compensation	338,125	280,125
Accrued interest	1,566,885	1,493,014
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $542 and $84,583	2,198,842	2,174,831
Notes payable	270,241	270,241
Total current liabilities	5,110,026	4,931,643

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of September 30, 2017 and June 30, 2017)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of September 30, 2017 and June 30, 2017)	1,328	1,328
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 2,108,756,170 shares issued and outstanding as of September 30, 2017 and 1,497,455,835 June 30, 2017 (See Note 6)	210,876	149,746
Additional paid in capital	38,185,359	38,206,460
Accumulated deficit	(43,521,256)	(43,300,856)
Total stockholders’ deficit	(5,109,701)	(4,929,330)

Total liabilities and stockholders’ deficit	$325	$2,313

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	119,987	853,311
Total Operating Expenses	119,987	853,311

Loss from Operations	(119,987)	(853,311)

Other income (expenses):
Gain on change in fair value of derivative liabilities	-	250,548
Interest expense	(100,413)	(84,200)
Loss on debt settlement	-	-
Total other income (expenses)	(100,413)	166,348

Net loss	$(220,400)	$(686,964)

Loss per common share basic and diluted	$(0.00)	$(0.04)

Weighted average common shares outstanding - basic and diluted	1,908,223,525	19,509,598

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(220,400)	$(686,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	750,000
Gain on change in fair value of derivative liability	-	(250,548)
Amortization of debt discount	26,541	24,167
Changes in operating assets and liabilities:
Accounts payable	22,500	16,705
Accrued interest	73,871	60,033
Accrued compensation	58,000	44,800
Net cash used in operating activities	(39,488)	(42,313)

Cash flows from financing activities:
Proceeds from issuance of short term notes payable	37,500	40,000

Net cash provided by financing activities	37,500	40,000

Net increase (decrease) in cash	(1,988)	(2,313)

Cash, beginning of period	2,313	1,806

Cash, end of period	$325	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable	$40,030	$18,597
Issuance of common stock for accrued compensation	$-	$80,000

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

We are considered to be in the development stage as defined in the accounting standards since we have not commenced planned principal operations.  Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.  We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

 The accompanying financial statements have been prepared on a going concern basis. For the three months ended September 30, 2017 the Company had a net loss of $220,400 and had net cash used in operating activities of $39,487. In addition, the Company had an accumulated deficit and a working capital deficit of approximately $43.5 million and $5.1 million, respectively, at September 30, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2017. The results of operations for the three months ended September 30, 2017, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2018.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are the valuation of derivative liabilities, stock-based compensation, and deferred tax asset valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2017 and 2016.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2017 and 2016, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the potential classification of its derivative financial instruments as of September 30, 2017 and June 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017, and there was no derivative liability recorded as of September 30, 2017.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, accrued compensation, note and convertible promissory notes payable approximate their fair value due to the short maturity of these items.

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

SEPTEMBER 30, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2017, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2017 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

SEPTEMBER 30, 2017

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

	For the Three Months ended September 30,
	2017	2016
Numerator:
Loss from operations	$(119,987)	$(853,311)
Interest expense	(100,413)	(84,200)
Gain on change in fair value of derivative liability	-	250,548
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(220,400)	$(686,964)

Denominator:
Denominator for basic earnings per share-weighted average shares	1,908,223,525	19,509,598
Effect of dilutive securities-when applicable:
Convertible promissory notes	6,946,712,499	49,837,385
Preferred Stock	13,754	13,754
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	8,854,949,778	69,360,742

The weighted-average potentially dilutive common share equivalents outstanding for the three months ended September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
Series A Preferred Stock	9,324	9,324
Series B Preferred Stock	4,430	4,430
Convertible notes payable	6,946,712,499	49,837,385
Total	6,946,726,253	49,851,144

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at September 30, 2017 and June 30, 2017 amounted to $0 and $0, respectively. For the three months ended September 30, 2017 and 2016, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $0 and $250,548, respectively. Management had a change in accounting estimate during the year ended June 30, 2017. The Company determined that all of the underlying convertible notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Three Months Ended September 30,
	2017	2016
Effective Exercise price	-	$.00015
Effective Market price	-	$.0014
Volatility	-	503%
Risk-free interest	-	0.1%
Terms	-	365 days
Expected dividend rate		0%

Changes in the derivative liabilities during the three months ended September 30, 2017 is follows:

Derivative liability at June 30, 2017	$-
Gain on change in fair value of derivative liability, recognized as other income	-
Derivative liability at September 30, 2017	$-

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, is as follows:

Accrued interest payable at June 30, 2017	$1,493,014
Interest expense for the three months ended September 30, 2017, net of amortization of debt discount of $26,541	73,871
Accrued interest payable at September 30, 2017	$1,566,885

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $2.2 million and $2.2 million at September 30, 2017 and June 30, 2017, respectively. The related accrued interest amounted to approximately $1,339,000 and $1,271,000 million at September 30, 2017 and June 30, 2017, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00005 to $0.0267 per share. At September 30, 2017, approximately $1.7 million of convertible promissory notes had matured, are in default, and remain unpaid.

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

At September 30, 2017 and June 30, 2017 convertible debentures consisted of the following:

	September 30, 2017	June 30, 2017
Convertible notes payable	$2,199,384	$2,201,914
Unamortized debt discount	(542)	(27,083)
Total	$2,198,842	$2,174,831

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

Notes Payable

The Company had promissory notes aggregating $270,241 at September 30, 2017 and June 30, 2017, respectively. The related accrued interest amounted to approximately $228,000 and $222,000 at September 30, 2017 and June 30, 2017, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of September 30, 2017 have matured, are in default, and remain unpaid.

Transactions

During the three months ended September 30, 2017 we issued convertible notes to three investors, totaling $37,500. The notes bear interest at 0% and have a term of sixty days.

The Company recognized interest expense of $100,412 and $78,584 during the three-month periods ended September 30, 2017 and 2016, respectively which included debt discount amortization of $24,167 and $0 during the three-month period ended September 30, 2017 and 2016, respectively.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2017, the Company had 10,000,000,000 authorized common shares.

During the three months ended September 30, 2017 the Company issued 611,300,335 shares of its common stock related to the conversion of $40,030 of principal of its convertible notes payable, at an average contract conversion price of $0.000065.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

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

NOTE 7: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with an entity owned by our Chairman of the Board and Chief Executive Officer. During the three months ended September 30, 2017 and 2016 the Company had incurred consulting fees and related expense reimbursements of $1,500 and $55,000, respectively.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 8: SUBSEQUENT EVENTS

During October, 2017 the Company issued 238,000,000 shares of its common stock related to the conversion of $11,900 of principal of its convertible notes payable, at an average contract conversion price of $0.00005.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2017 and 2016

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2017	in % 2017
	2017	2016	vs 2016	vs 2016
Operating expenses:
Selling, general and administrative	$119,987	$853,311	$(733,324)	85.9%
Total operating expenses	119,987	853,311	(733,324)	85.9%

Operating loss	(119,987)	(853,311)	(733,324)	85.9%

Other expense:
Gain on change in fair value of derivative liabilities	-	250,548		N/A
Interest expense	(100,413)	(84,200)	(16,213)	(19.3)%
	(100,413)	166,348	(266,761)	(160.4)%

Net (loss) income	$(220,400)	(686,964)	$466,564	(67.9)%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2017, selling, general and administrative expenses were $119,987 as compared to $853,311 for the three months ended September 30, 2016, a decrease of $733,324 or approximately 86%. For the three months ended September 30, 2017 and 2016 selling, general and administrative expenses consisted of the following:

	Three months ended
	September 30,		Increase/	%
	2017	2016	(Decrease)	Change
Accounting expense	$12,500	$24,900	$(12,400)	(50)%
Consulting fees	43,500	17,500	26,000	149%
Salaries	60,000	60,000	-	-
Stock based compensation	-	750,000	(750,000)	(100)%
Other	3,987	911	3,076	338%
	$119,987	$853,311	$(733,324)	(86)%

The decrease in selling, general and administrative expenses during fiscal Q1 of 2018, when compared with the prior year, is primarily due to a decrease in stock based compensation of $750,000 and accounting expense of $12,400, related to decreased activity, offset by an increase in consulting fees of $26,000 and other of $3,076.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2018.

Fair Value of Derivative Liabilities

	Three-Months Ended
	September 30,		%
	2017	2016	Change
Gain on change in fair value of derivative liabilities	$-	$250,548	(100)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	September 30,		%
	2017	2016	Change
Interest expense	$100,413	$84,200	$19%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The increase in interest expense during the three-month period ended September 30, 2017 is primarily due to the increase in interest bearing promissory notes during the three-month period ending September 30, 2017 when compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	September 30, 2017	June 30, 2017
Cash	$325	$2,313
Accounts payable and accrued expenses	587,968	565,468
Accrued compensation	338,125	280,125
Notes, convertible notes, and accrued interest payable	4,183,933	4,086,051

At September 30, 2017 and June 30, 2017, our total assets consisted of cash.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2018. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $39,487 and $42,313 during the thee-month periods ended September 30, 2017 and 2016, respectively, and has a working capital deficit of approximately $5.1 million and $4.9 million at September 30, 2017 and June 30, 2017, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Three-Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:

Net loss	$(220,400)	$(686,964)
Non-cash adjustments
Stock based compensation	-	750,000
Amortization of debt discount	26,541	24,167
Gain on change in fair value of derivative liability	-	(250,548)

Changes in assets and liabilities
Accounts payable and accrued liabilities	22,500	16,705
Accrued interest	73,871	60,033
Accrued compensation	58,000	44,800
Net cash (used in) operations	(39,488)	(42,313)
Cash flows from investing activities
Proceeds from issuance of convertible notes payable	37,500	40,000
	37,500	40,000

Net change in cash	$(1,988)	$(2,313)

Three months ended September 30, 2017

Net cash used in operations during the three months ended September 30, 2017 decreased by $2,826 or 6.7% over the same period during fiscal year 2015. This cash was obtained through the sale of $37,500 of convertible promissory notes.

Cash generated from financing activities consists of proceeds of $37,500 from the issuance of convertible notes during the three-month period.

Three months ended September 30, 2016

Net cash used in operations during the three months ended September 30, 2016 totaled 41,806. This cash was obtained through the sale of $40,000 of convertible promissory notes.

Capital Raising Transactions

During the three months ended September 30, 2017 we issued convertible notes to three investors, totaling $37,500. The notes bear interest at 0% and have a term of two months.

Other outstanding obligations at September 30, 2017

Convertible Notes Payable

The Company had convertible promissory notes aggregating $2.2 million outstanding at September 30, 2017. The accrued interest amounted to approximately $1.34 million as of September 30, 2017. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00005 and $0.30 per share, at the holders’ option. At September 30, 2017, all convertible promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating $270,241 at September 30, 2017. The related accrued interest amounted to approximately $228,000 at September 30, 2017. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2017 the Company is not the subject of, or party to, any pending or threatened, legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 28, 2017, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017 the Company issued 611,300,335 shares of its common stock related to the conversion of $40,030 of principal of its convertible notes payable, at an average contract conversion price of $0.000065.

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

NUSTATE ENERGY HOLDINGS, INC.

	By:	/S/ Kevin Yates
November 14, 2017		Kevin Yates
CEO, principal executive officer and principal accounting officer

