Form 10-Q
period 2017-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-02-09
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 9, 2018, was 2,346,756,170.

When used in this quarterly report, the terms “Nustate,” “the Company,” “we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of NuState Energy Holdings, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our registration statement on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on September 28, 2017. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our Form 10-K.

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	December 31, 2017	June 30, 2017 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$343	$2,313

Total current assets	343	2,313

Total assets	$343	$2,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$618,368	$565,467
Accrued compensation	398,825	280,125
Accrued interest	1,640,087	1,493,014
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $0	2,187,484	2,174,831
Notes payable	270,241	270,241
Total current liabilities	5,262,970	4,931,643

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of December 31, 2017 and June 30, 2017)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of December 31, 2017 and June 30, 2017)	1,328	1,328
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 2,346,756,170 shares issued and outstanding as of December 31, 2017 and 1,497,455,835 as of June 30, 2017	234,676	149,746
Additional paid in capital	38,173,460	38,206,460
Accumulated deficit	(43,686,082)	(43,300,856)
Total stockholders’ deficit	(5,262,626)	(4,929,330)

Total liabilities and stockholders’ deficit	$343	$2,313

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	91,082	164,135	211,070	1,017,446
Total Operating Expenses	91,082	164,135	211,070	1,017,446

Loss from Operations	(91,082)	(164,135)	(211,070)	(1,017,446)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	-	(373,795)	-	(123,247)
Derivative liability expense	-	(98,317)	-	(98,317)
Interest expense	(73,744)	(84,223)	(174,156)	(168,423)
Total other income (expenses)	(73,744)	(556,335)	(174,156)	(389,987)

Net income (loss)	$(164,826)	$(720,470)	$(385,226)	$(1,407,433)

Income (loss) per common share basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average common shares outstanding – basic and diluted	2,333,679,247	44,529,855	2,119,728,978	31,981,269

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(385,226)	$(1,407,433)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	-	123,247
Derivative liability expense	-	98,317
Stock-based compensation	-	830,000
Amortization of debt discount	27,083	47,500
Changes in operating assets and liabilities:
Accounts payable	52,900	14,900
Accrued interest	147,073	120,923
Accrued compensation	118,700	87,800
Net cash used in operating activities	(39,470)	(84,746)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	37,500	47,500
Proceeds from issuance of notes payable	-	40,000

Net cash provided by financing activities	37,500	87,500

Net increase (decrease) in cash	(1,970)	2,754

Cash, beginning of period	2,313	1,806

Cash, end of period	$343	$4,560

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Convertible debt exchanged for common stock	$51,930	$32,051
Accrued compensation exchanged for common stock	$-	$80,000

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended December 31, 2017 we incurred a net loss of $385,226, had a use of cash in operating activities of $39,470, and had negative working capital of approximately $5.2 million These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. We are considering several potential acquisitions and are investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2017. The results of operations for the six months ended December 31, 2017, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2018.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2017 and 2016.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. At December 31, 2017 and June 30, 2017, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the potential classification of its derivative financial instruments as of December 31, 2017 and June 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017, and there was no derivative liability recorded as of December 31, 2017.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, accrued compensation, note and convertible promissory notes payable, approximate their fair value due to the short maturity of these items.

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

DECEMBER 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2017, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2016 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

DECEMBER 31, 2017

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

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2017	2016	2017	2016
Numerator:
Loss from operations	$(91,082)	$(164,135)	$(211,070)	$(1,017,446)
Interest expense	(73,744)	(84,223)	(174,156)	(168,423)
Derivative liability expense	-	(98,317)	-	(98,317)
Numerator for basic earnings per share- net income (loss)	$(164,826)	$(720,470)	$(385,226)	$(1,407,433)

Denominator:
Denominator for basic earnings per share-weighted average shares	2,333,679,247	44,529,855	2,119,728,978	31,981,269
Effect of dilutive securities-when applicable:
Convertible promissory notes	7,437,524,809	73,565,588	7,437,524,809	73,565,588
Preferred Stock	13,754	13,754	13,754	13,754
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	9,771,217,810	118,109,197	9,557,267,541	105,560,611
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$(0.00)	$(0.02)	$(0.00)	$(0.04)
Diluted
Net earnings (loss) per share-diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at December 31, 2017 and 2016 are as follows:

	2017	2016
Series A Preferred Stock	9,324	9,324
Series B Preferred Stock	4,430	4,430
Convertible notes payable	7,437,524,809	73,565,588
Total	7,437,538,563	73,579,342

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at December 31, 2017 and June 30, 2017 amounted to $0 and $0, respectively. For the six months ended December 31, 2017 and 2016, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $0 and s loss of $123,247, respectively. Management had a change in accounting estimate during the year ended June 30, 2017. The Company determined that all of the underlying convertible notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Six Months Ended December 31,
	2017		2016
Effective Exercise price			$0.001875
Effective Market price			$0.0042
Volatility		%	488%
Risk-free interest		%	0.13%
Terms			90 days
Expected dividend rate		%	0%

During fiscal 2017, the Company’s management had a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, there is no derivative liability at December 31, 2017.

Changes in the derivative liabilities during the six months ended December 31, 2017 and 2016 are as follows:

Derivative liability at June 30, 2017	$-
Gain on change in fair value of derivative liability, recognized as other expense	-
Derivative liability at December 31, 2017	$-

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2017 and 2016 are as follows:

Accrued interest payable at June 30, 2017	$1,493,014
Interest expense for the six months ended December 31, 2017, excluding amortization of debt discount of $27,083	147,073
Accrued interest payable at December 31, 2017	$1,640,087

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2017 and June 30, 2017 convertible debentures consisted of the following:

	December 31, 2017	June 30, 2017
Convertible notes payable	$2,187,484	$2,201,914
Unamortized debt discount	-	(27,083)
Total	$2,187,484	$2,174,831

The Company had convertible promissory notes aggregating approximately $2.2 million and $2.2 million at December 31, 2017 and June 30, 2017, respectively. The accrued interest amounted to approximately $1,640,000 and $1,493,000 at December 31, 2017 and June 30, 2017, respectively. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00125 to $0.0003 per share, at the holders’ option. At December 31, 2017, approximately $2.2 million of convertible promissory notes had matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating $270,241 at December 31, 2017 and June 30, 2017, respectively. The related accrued interest amounted to approximately $234,000 and $222,400 at December 31, 2017 and June 30, 2017, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2017 have matured, are in default, and remain unpaid.

Transactions

During the six months ended December 31, 2017 we issued convertible notes to three investors, totaling $37,500. The notes bear interest at 12% and have a term of sixty days.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2017, the Company had 10,000,000,000 authorized common shares.

During the six months ended December 31, 2017 the Company issued 849,300,335 shares of its common stock related to the conversion of $51,930 of principal of its convertible notes payable, at an average contract conversion price of $0.000061.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Series B Preferred Stock

Prior to cancellation, the Series B Preferred Stock had a stated value of $5.00 per share. Each share of Series B Preferred Stock was convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock were entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At December 31, 2017, the Company had not declared the payment of cumulative dividends aggregating approximately $673,200.

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April, 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with an entity owned by our Chairman of the Board and Chief Executive Officer. During the six months ended December 31, 2017 and 2016 the Company had incurred consulting fees and related expense reimbursements of $8,500 and $24,000, respectively.

NOTE 9: SUBSEQUENT EVENTS

None.

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

Overview

NuState Energy Holdings, Inc. is seeking opportunities to acquire profitable and well-managed companies. We will work closely with consultants who will help us identify target companies that fit within criteria we have established for opportunities that will provide value to our shareholders.

We are considering several potential acquisitions and are investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, cybersecurity, technology, communications, services, natural resources, or manufacturing. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Six Month Periods Ended December 31, 2017 and 2016

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative	$91,082	$164,135	$211,070	$1,017,446
Total Operating Expenses	91,082	164,135	211,070	1,017,446

Loss from Operations	(91,082)	(164,135)	(211,070)	(1,017,446)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	-	(373,795)	-	(123,247)
Derivative liability expense	-	(98,317)	-	(98,317)
Interest expense	(73,744)	(84,223)	(174,156)	(168,423)
Total other income (expenses)	(73,744)	(556,335)	(174,156)	(389,987)

Net income (loss)	$(164,826)	$(720,470)	$(385,226)	$(1,407,433)

Selling, General, and Administrative Expenses

For the three and six months ended December 31, 2017, selling, general and administrative expenses were $91,082 and $211,070 respectively, as compared to $164,135 and $1,017,446 for the three and six months ended December 31, 2016, respectively. For the three and six month periods ended December 31, 2017 and 2016 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Accounting expense	$400	$16,000	$12,900	$40,900
Consulting fees	30,000	6,500	73,500	24,000
Salaries	60,000	60,000	120,000	120,000
Stock-based compensation	-	80,000	-	830,000
Other	682	1,635	4,670	2,546
	$91,082	$164,135	$211,070	$1,017,446

The decrease in selling, general and administrative expenses during fiscal 2017, when compared with the prior year, is primarily due to a decrease in stock -based compensation and accounting expense, offset by higher consulting fees.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2017. Should we begin merger or acquisition procedures, we believe that our selling, general, and administrative expenses will substantially increase.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2017	2016	Change	2017	2016	Change
Gain (loss) on change in fair value of derivative liabilities	$-	$(373,795)	(100)%	$-	$(123,247)	(100)%

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

Interest Expense

	Three-Months Ended		%	Six-Months Ended		%
	December 31,		Change	December 31,		Change
	2017	2016		2017	2016
Interest expense	$73,744	$84,223	(12.4)%	$174,156	$168,423	3.4%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. We believe that our interest expense will continue at the same levels as the first six months of 2018 for the remainder of fiscal 2018.

Liquidity and Capital Resources

At December 31, 2017 and 2016, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $39,500 and $85,000 during the six-month periods ended December 31, 2017 and 2016, respectively, and has a working capital deficit of approximately $5.2 million and $4.9 million at December 31, 2017 and June 30, 2017, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Six-month period ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(385,226)	$(1,407,433)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	-	123,247
Derivative liability expense	-	98,317
Amortization of debt discount	27,083	47,500
Stock-based compensation	-	830,000
Changes in operating assets and liabilities:
Accounts payable	52,900	14,900
Accrued interest	147,073	120,923
Accrued compensation	118,700	87,800
Net cash used in operating activities	(39,470)	(84,746)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	37,500	87,500
Net cash provided by financing activities	37,500	87,500

Net increase (decrease) in cash	$(1,970)	$2,754

Six months ended December 31, 2017

Net cash used in operations during the six months ended December 31, 2017 decreased by $45,276 or 53% from the same period during fiscal year 2016. The decrease in cash used in operations is primarily due to the decrease in cash paid for consulting fees of $10,500, the decrease in cash paid for salaries to executives of $23,200, offset by the increase in cash paid for audit and related services of $9,000. This cash was obtained through the sale of $37,500 of convertible promissory notes.

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

Capital Raising Transactions

Issuance of convertible notes payable

We generated proceeds of $37,500 from the issuance of convertible notes payable during the six-month period ended December 31, 2017.

Other outstanding obligations at December 31, 2017

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $2.2 million outstanding at December 31, 2017. The accrued interest amounted to approximately $1.4 million as of December 31, 2017. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.0005 per share, at the holders’ option. December 31, 2017, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $270,241 at December 31, 2017. The related accrued interest amounted to approximately $234,000 at December 31, 2017. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2017 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/s/ Kevin Yates
February 9, 2018		Kevin Yates
CEO, principal executive officer and principal financial and accounting officer

