Form 10-Q
period 2013-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-04-05
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of April 3, 2018, was 4,457,466,473.

When used in this quarterly report, the terms “Nustate,” “the Company,” “we,” “our,” and “us” refer to NuState Energy Holdings, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of NuState Energy Holdings, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our registration statement on Form 10 as filed with the Securities and Exchange Commission, or the SEC, on June 14, 2013 and our Form 10-K for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on September 1, 2015. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10 and our Form 10-K.

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	September 30, 2013	June 30, 2013 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$1,997	$471

Total current assets	1,997	471

Total assets	$1,997	$471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$480,163	$478,717
Accrued compensation	761,920	751,920
Accrued interest	1,245,989	1,200,650
Convertible notes payable	1,774,311	1,719,311
Notes payable	265,241	265,241
Derivative liabilities	-	-
Total current liabilities	4,527,624	4,415,818

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	-	-
Series B (30,000,000 shares designated, 149,600 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	1,496	1,496
Series C (20,000 shares designated, 332 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	3	3
Series D (40 shares designated, 19 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	-	-
Series E (1,600 shares designated, no shares issued and outstanding as of September 30, 2013 and June 30, 2013)	-	-
Series F (500 shares designated, 128 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	1	1
Series G (6 shares designated, no shares issued and outstanding as of September 30, 2013 and June 30, 2013)	-	-
Series H (1,600 shares designated, 70 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	1	1
Series I (100,000 shares designated, 30,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	300	300
Series J (80 shares designated, 2 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	-	-
Series Y (87,000 shares designated, 87,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013)	870	870
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 542,383,187 shares issued and outstanding as of September 30, 2013 and 482,383,912 as of June 30, 2013 (See Note 7)	542,383	482,383
Additional paid in capital	34,946,441	34,946,441
Accumulated deficit	(40,017,122)	(39,846,842)
Total stockholders’ deficit	(4,525,627)	(4,415,347)

Total liabilities and stockholders’ deficit	$1,997	$471

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2013	2012

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	124,921	113,022
Total Operating Expenses	124,921	113,022

Loss from Operations	(124,921)	(113,022)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	-	5,556
Interest expense	(45,359)	(60,940)
Loss on restructuring of debt	-	-
Loss on debt settlement	-	-
Total other income (expenses)	(45,359)	(55,384)

Net loss	$(170,281)	$(168,406)

Loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	344,313,187	321,212,912

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(170,281)	$(168,406)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	-	(5,556)
Common stock issued as compensation	60,000	15,833
Amortization of debt discount	-	3,712
Changes in operating assets and liabilities:
Accounts payable	1,447	(9,400)
Accrued interest	45,359	57,228
Accrued compensation	10,000	31,500
Net cash used in operating activities	(53,475)	(75,089)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	55,000	80,000

Net cash provided by financing activities	55,000	80,000

Net increase (decrease) in cash	1,526	4,911

Cash, beginning of period	471	10

Cash, end of period	$1,997	$4,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $53,475 during the three months ended September 30, 2013 and had a working capital deficit of approximately $4.5 million at September 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2015. The results of operations for the three months ended September 30, 2013, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2013 and 2012.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2013 and 2012, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2013 and 2012, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended September 30, 2012, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at September 30, 2013 and 2012 is classified as Level 3 financial instrument.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During the fiscal year 2012 the Company issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

SEPTEMBER 30, 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2013, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2012 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

SEPTEMBER 30, 2013

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

	For the Three Months ended September 30,
	2013	2012
Numerator:
Loss from operations	$(124,921)	$(113,022)
Interest expense	(45,359)	(60,940)
Loss on debt settlement	-	(7,719)
Loss on restructuring of debt	-	(11,928)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(170,281)	$(168,406)

Denominator:
Denominator for basic earnings per share-weighted average shares	344,313,187	321,212,912
Effect of dilutive securities-when applicable:
Convertible promissory notes	173,002,686	152,859,165
Preferred Stock	66,103,200	66,103,200
Warrants	45,047,293	57,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	628,466,566	597,222,570

The weighted-average potentially dilutive common share equivalents outstanding at September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	173,002,686	152,859,165
Options	—	74,000,000
Warrants	45,047,293	57,047,293
Total	284,153,379	350,009,658

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at September 30, 2013 and June 30, 2013 amounted to $290,601 and $-, respectively. For the three months ended September 30, 2013 and 2012, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $5,207 and a loss of $-, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

Three Months Ended September 30,
	2013	2012
Effective Exercise price	-	$0.0007-0.0009
Effective Market price	-	$0.0008-0.0018
Volatility	-	233%-236%
Risk-free interest	-	0.04%-0.05%
Terms	-	1 day-23 months
Expected dividend rate	-	0

Changes in the derivative liabilities during the three months ended September 30, 2013 and 2012 are as follows:

Derivative liability at June 30, 2013	$-
Gain on change in fair value of derivative liability, recognized as other expense	-
Derivative liability at September 30, 2013	$-

Derivative liability at June 30, 2012	$5,556
Gain on change in fair value of derivative liability, recognized as other expense	(5,556)
Derivative liability at September 30, 2012	$-

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2013 are as follows:

Accrued interest payable at June 30, 2013	$1,200,650
Interest expense for the three months ended September 30, 2013	45,359
Accrued interest payable at September 30, 2013	$1,245,989

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At September 30, 2013 and June 30, 2013 convertible debentures consisted of the following:

	September 30, 2013	June 30, 2013
Total convertible notes payable	$1,774,311	$1,719,311

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

The Company had convertible promissory notes aggregating approximately $1.77 million and $1.72 million at September 30, 2013 and June 30, 2013, respectively. The accrued interest amounted to approximately $1,035,000 and $1,000,000 at September 30, 2013 and June 30, 2013, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.0003 to $0.267 per share, at the holders’ option. At September 30, 2013, approximately $0.8 million of convertible promissory notes had matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating $265,241 at September 30, 2013 and June 30, 2013, respectively. The related accrued interest amounted to approximately $211,000 and $201,000 at September 30, 2013 and June 30, 2013, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All promissory notes outstanding as of September 30, 2013 have matured, are in default, and remain unpaid.

Transactions

During the three months ended September 30, 2013 we issued convertible notes to eight investors, totaling $55,000. The notes bear interest at 8% and have a term of six months.

The Company recognized interest expense of $45,359 and $60,940 during the three-month periods ended September 30, 2013 and 2012, respectively which included debt discount amortization of $0 and $3,712 during the three month period ended September 30, 2013 and 2012, respectively.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation was amended on July 23, 2012 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares. On October 5, 2013 the Company increased its authorized common shares to 10,000,000,000, at $0.0001 par value per share.

There were no issuances of shares of Common Stock during the three months ended September 30, 2013.

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

SEPTEMBER 30, 2013

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

At September 30, 2013, the Company has not declared the payment of dividends aggregating approximately $448,800.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party owned by our Chairman of the Board and Chief Financial Officer. During the three months ended September 30, 2013 and 2012 the Company had incurred consulting fees and related expense reimbursements of $30,000 and $40,000, respectively.

NOTE 9: SUBSEQUENT EVENTS

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

On February 12, 2009, the Company filed Form 15 to terminate registration of its common stock under section 12(g) of the Securities Exchange Act of 1934 and subsequently has not submitted any filings to the Securities and Exchange Commission. During the period from February 2009 through April 2010, the Company had several changes to its officers and directors and moved its offices twice. The Company’s Chairman and President since April 2010, and its Chief Executive Officer from July 2010 until February 2018 was Kevin Yates. Mark Lucky was appointed Chief Executive Officer on February 12, 2018. The Company’s headquarters are located at 401 E. Las Olas Boulevard, Suite 1400, Fort Lauderdale, FL 33301. Since April 2010, the Company’s current management developed, and began implementing, the following strategic plan designed to increase the Company’s shareholders’ value:

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $5,160,326 or 53% from $9,687,950 on September 30, 2008 to $4,527,624 on September 30, 2013.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2013 and 2012

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2013	in % 2013
	2013	2012	vs 2012	vs 2012
Operating expenses:
Selling, general and administrative	$124,921	$113,022	$11,899	10.5%
Total operating expenses	124,921	113,022	11,899	10.5%

Operating loss	(124,921)	(113,022)	11,899	10.5%

Other expense:
Gain (loss) on change in fair value of derivative liabilities	-	5,556	(5,556)	(100.0%)
Interest expense	(45,359)	(60,940)	15,581	25.6%
	(45,359)	(55,384)	10,025	18.1%

Net (loss) income	(170,281)	(168,406)	(1,874)	(1.0%)

Selling, General, and Administrative Expenses

For the three months ended September 30, 2013, selling, general and administrative expenses were $124,921 as compared to $113,022 for the three months ended September 30, 2012, an increase of $61,628 or approximately 70.35%. For the three months ended September 30, 2013 and 2012 selling, general and administrative expenses consisted of the following:

	Three months ended
	September 30,		Increase/	%
	2013	2012	(Decrease)	Change
Accounting expense	$-	$8,741	($8,741)	N/A
Consulting fees	52,700	3,350	49,350	1473.13%
Legal and professional fees	-	7,692	(7,692)	N/A
Salaries	60,000	90,000	(30,000)	-33.33%
Travel	685	0	685	N/A
Other	11,536	3,239	8,297	256.16%
	$124,921	$113,022	$11,899	10.53%

The increase in selling, general and administrative expenses during fiscal Q1 of 2014, when compared with the prior year, is primarily due to an increase in consulting fees of $49,350, related to increased activity, offset by a decrease in salaries of $30,00 due to lower headcount versus the prior year, and a decrease in accounting fees of $8,741.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2014.

	Three-Months Ended
Fair Value of Derivative Liabilities	September 30,		%
	2013	2012	Change
Gain (loss) on change in fair value of derivative liabilities	$-	$5,556	(100.0%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.

Interest Expense

	Three-Months Ended
	September 30,		%
	2013	2012	Change

Interest expense	$45,359	$60,940	(25.57%)

Interest expense represents stated interest of notes and convertible notes payable. The increase in interest expense during the three-month period ended September 30, 2013 is primarily due to the increase in interest bearing promissory notes during the three month period ending September 30, 2013 when compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	September 30, 2013	June 30, 2013
Cash	$1,997	$471
Accounts payable and accrued expenses	480,163	478.716
Accrued compensation	761,920	751,920
Notes, convertible notes and accrued interest	3,285,541	3,149,094

At September 30, 2013 and June 30, 2013, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $84,475 and $109,622 during the thee-month periods ended September 30, 2013 and 2012, respectively, and has a working capital deficit of approximately $4.4 million and $4.39 million at September 30, 2013 and June 30, 2013, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Three-months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(170,281)	$(168,406)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	-	(5,556)
Common stock issued as compensation	60,000	15,833
Amortization of debt discount	-	3,712
Changes in operating assets and liabilities:
Accounts payable	1,447	(9,400)
Accrued interest	45,359	57,228
Accrued compensation	10,000	31,500
Net cash used in operating activities	(53,475)	(75,089)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	55,000	80,000

Net cash provided by financing activities	55,000	80,000

Net increase (decrease) in cash	1,526	4,911

Three months ended September 30, 2013

Net cash used in operations during the three months ended September 30, 2013 decreased by $21,614 or 29% over the same period during fiscal year 2013. This cash was obtained through the sale of $55,000 of convertible promissory notes.

Cash generated from financing activities consists of proceeds of $55,000 from the issuance of convertible notes during the three-month period.

Three months ended September 30, 2012

Net cash used in operations during the three months ended September 30, 2012 totaled 75,089. This cash was obtained through the sale of $80,000 of convertible promissory notes.

Capital Raising Transactions

During the three months ended September 30, 2013 we issued convertible notes to eight investors, totaling $55,000. The notes bear interest at 8% and have a term of six months.

Other outstanding obligations at September 30, 2013

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.77 million outstanding at September 30, 2013. The accrued interest amounted to approximately $1.0 million as of September 30, 2013. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.0025 per share, at the holders’ option. At September 30, 2013, all convertible promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating approximately $265,241 at September 30, 2013. The related accrued interest amounted to approximately $201,000 at September 30, 2013. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2013 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

NUSTATE ENERGY HOLDINGS, INC.

	By:	/S/ Mark Lucky
April 5, 2018		Mark Lucky
CEO, principal executive officer, principal financial and accounting officer

