Form 10-Q
period 2013-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-04-05
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of April 3, 2018 was 4,457,466,473.

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

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	December 31, 2013	June 30, 2013 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$272	$471

Total current assets	272	471

Total assets	$272	$471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$475,163	$478,717
Accrued compensation	821,920	751,920
Accrued interest	1,305,009	1,200,650
Convertible notes payable	1,809,311	1,719,311
Notes payable	265,241	265,241
Derivative liabilities	-	-
Total current liabilities	4,676,644	4,415,818

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	-	-
Series B (30,000,000 shares designated, 149,600 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	1,496	1,496
Series C (20,000 shares designated, 332 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	3	3
Series D (40 shares designated, 19 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	-	-
Series E (1,600 shares designated, no shares issued and outstanding as of December 31, 2013 and June 30, 2013)	-	-
Series F (500 shares designated, 128 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	1	1
Series G (6 shares designated, no shares issued and outstanding as of December 31, 2013 and June 30, 2013)	-	-
Series H (1,600 shares designated, 70 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	1	1
Series I (100,000 shares designated, 30,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	300	300
Series J (80 shares designated, 2 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	-	-
Series Y (87,000 shares designated, 87,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013)	870	870
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 542,383,187 shares issued and outstanding as of December 31, 2013 and 482,383,912 as of June 30, 2013 (See Note 7)	542,383	482,383
Additional paid in capital	34,946,441	34,964,441
Accumulated deficit	(40,167,867)	(39,846,842)
Total stockholders’ deficit	(4,676,372)	(4,415,347)

Total liabilities and stockholders’ deficit	$272	$471

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	91,725	109,114	216,647	222,136
Total Operating Expenses	91,725	109,114	216,647	222,136

Loss from Operations	(91,725)	(109,114)	(216,647)	(222,136)

Other income (expenses):
Interest expense	(59,020)	(63,000)	(104,379)	(123,940)
Gain on change in derivative liability	-	-	-	5,556
Total other income (expenses)	(59,020)	(63,000)	(104,379)	(118,384)

Loss before provision for income taxes	$(150,745)	$(172,114)	$(321,026)	$(340,520)

Discontinued operations:
Gain from settlement of liabilities of discontinued operations, net of tax	-	1,875,581	-	1,875,581

Net income (loss)	(150,745)	$1,703,466	$(321,026)	$1,535,060

Income (loss) per common share basic	$-	$0.01	$-	$-

Income (loss) per common share - diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic	344,313,187	321,212,912	344,313,187	321,212,912

Weighted average common shares outstanding diluted	-	671,222,570	-	671,222,570

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) from continuing operations	$(321,026)	$1,535,060
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities of discontinued operations	-	(1,875,581)
(Gain) loss on change in fair value of derivative liability	-	(5,556)
Stock-based compensation	60,000	-
Amortization of debt discount	-	3,712
Changes in operating assets and liabilities:
Accounts payable	(3,554)	93,238
Accrued interest	104,379	120,228
Accrued compensation	70,000	84,043
Net cash used in operating activities	(90,200)	(44,856)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	90,000	55,000
Repayment of notes payable		(10,000)
Proceeds from sale of preferred stock		-
		-
Net cash provided by financing activities	90,000	45,000

Net increase (decrease) in cash	(200)	144

Cash, beginning of period	471	10

Cash, end of period	$271	$154

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $90,200 during the six months ended December 31, 2013 and had a working capital deficit of approximately $4.68 million at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2013. The results of operations for the six months ended December 31, 2013, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2013 and 2012.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the six months ended December 31, 2013 and 2012, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2013 and 2012, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

DECEMBER 31, 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended December 31, 2013 and 2012, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at December 31, 2013 and 2012 is classified as Level 3 financial instrument.

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

DECEMBER 31, 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2013, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2013 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

DECEMBER 31, 2013

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

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2013	2012	2013	2012
Numerator:
Net income (loss) available to common stockholders	$(91,725)	$1,766,466	$(216,647)	$1,653,444
Interest expense	(59,020)	(63,000)	(104,379)	(123,940)
Gain ((loss) on change in fair value of derivative liability	-	-	-	5.556
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(150,745)	$1,703,466	$(321,026)	$1,535,060

Denominator:
Denominator for basic earnings per share-weighted average shares	344,313,187	321,212,912	344,313,187	321,212,912
Effect of dilutive securities-when applicable:
Convertible promissory notes	173,002,686	152,859,165	173,002,686	152,859,165
Preferred Stock	66,103,200	66,103,200	66,103,200	66,103,200
Options	-	74,000,000	-	74,000,000
Warrants	45,047,293	57,047,293	45,047,293	57,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	628,466,366	671,222,570	628,466,366	671,222,570
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$0.01	$-	$-
Diluted
Net earnings (loss) per share-diluted	$-	$-	$-	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at December 31, 2013 and 2012 are as follows:

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

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at December 31, 2013 and June 30, 2013 amounted to $274,052 and $295,808, respectively. For the six months ended December 31, 2013 and 2012, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $21,755 and a loss of $539,667, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Six Months Ended December 31,
	2013	2012
Effective Exercise price	$-	$0.0001
Effective Market price	$-	$0.0006
Volatility	-	505%
Risk-free interest	-	0.1%
Terms	-	365 days
Expected dividend rate	-	0%

Changes in the derivative liabilities during the six months ended December 31, 2013 and 2012 are as follows:

Derivative liability at June 30, 2013	$-
Gain on change in fair value of derivative liability, recognized as other income	-
Derivative liability at December 31, 2013	$-

Derivative liability at June 30, 2012	$5,556
Gain on change in fair value of derivative liability, recognized as other expense	(5,556)
Derivative liability at December 31, 2012	$-

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2013 are as follows:

Accrued interest payable at June 30, 2013	$1,200,630
Interest expense for the six months ended December 31, 2013	104,379
Accrued interest payable at December 31, 2013	$1,305,009

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2013 and June 30, 2013 convertible debentures consisted of the following:

	December 31, 2013	June 30, 2013
Convertible notes payable	$1,809,311	$1,719,311

The Company had convertible promissory notes aggregating approximately $1.8 million and $1.7 million at December 31, 2013 and June 30, 2013, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00064 and 0.0267 per share, at the holders’ option. At December 31, 2013, approximately $0.8 million of convertible promissory notes had matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating $265,000 at December 31, 2013 and June 30, 2013, respectively. The notes payable bear interest at rates ranging from 8.0% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2013 have matured, are in default, and remain unpaid.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s certificate of incorporation was amended on July 23, 2012 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares. On October 5, 2013 the Company increased its authorized common shares to 10,000,000,000 and on April 21, 2016 the Company increased its authorized common shares to 20,000,000,000 at $0.0001 par value per share.

Transactions

During the six months ended December 31, 2013, the Company issued 600,000,000 shares of common stock to its CEO as compensation, valued at $60,000, or $0.0001 per share, based on the quoted market price.

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

At December 31, 2013, the Company’s undeclared cumulative dividends aggregated approximately $480,200.

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

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. During the six months ended December 31, 2013 and 2012 the Company had incurred consulting fees and related expense reimbursements of $82,400 and $3,350, respectively.

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended December 31, 2008, total liabilities have decreased by $5,011,306 or 52% from $9,687,950 on December 31, 2008 to $4,676,644 on December 31, 2013.

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

Discussion of Results for Three and Six Month Periods Ended December 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	91,725	109,114	216,647	222,136
Total Operating Expenses	91,725	109,114	216,647	222,136

Loss from Operations	(91,725)	(109,114)	(216,647)	(222,136)

Other income (expenses):
Interest expense	(59,020)	(63,000)	(104,379)	(123,940)
Gain on change in derivative liability	-	-	-	5,556
Total other income (expenses)	(59,020)	(63,000)	(104,379)	(118,384)

Loss before provision for income taxes	$(150,745)	$(172,114)	$(321,026)	$(340,520)

Discontinued operations:
Gain from settlement of liabilities of discontinued operations, net of tax	-	1,875,581	-	1,875,581

Net income (loss)	(150,745)	$1,703,466	$(321,026)	$1,535,060

Selling, General, and Administrative Expenses

For the three and six months ended December 31, 2013, selling, general and administrative expenses were $91,725 and $216,647 respectively, as compared to $109,114 and $222,136 for the three and six months ended December 31, 2012, respectively. For the three and six month periods ended December 31, 2013 and 2012 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Accounting expense	$-	$12,984	$-	$21,725
Consulting fees	30,700	4,500	83,400	15,542
Salaries	60,000	90,000	120,000	180,000
Travel	-	-	685	-
Other	1,025	1,630	12,562	4,869
	91,725	109,114	216,647	222,136

The decrease in selling, general and administrative expenses during fiscal 2013, when compared with the prior year, is primarily due to a decrease in accounting expense and salaries, offset by an increase in consulting fees, which is due to decreased activity during the current fiscal year.

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

Decrease in Fair Value of Derivative Liabilities

Derivative liabilities decreased from $5,556 to $0 during the six months ended December 31, 2012. The decrease in the fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the six-month period ended December 31, 2012 is primarily due to the market price of our common stock during the period.

Interest Expense

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2013	2012	Change	2013	2012	Change
Interest expense	$59,020	$63,000	(6.3%)	$104,379	$123,940	15.8%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The decrease in interest expense during the three and six month periods ended December 31, 2013 is primarily due to lower amortization of debt discount during the six-month period ended December 31, 2013, when compared to the prior year period.

We believe that our interest expense will continue at the same levels as the first six months of 2013 for the remainder of fiscal 2013.

Gain from Settlement of Liabilities of Discontinued Operations

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2013	2012	Change	2013	2012	Change
Gain from settlement of liabilities of discontinued operations	$1,875,581	$—	N/A	$1,875,581	$—	N/A

Gain from settlement of liabilities of discontinued operations of $1,875,581, resulted from the deconsolidation of our two subsidiaries which filed for bankruptcy in October 2013.

Liquidity and Capital Resources

At December 31, 2013 and 2012, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $90,200 and $44,856 during the six-month period ended December 31, 2013 and the year ended June 30, 2013, respectively, and has a working capital deficit of approximately $4.7 million and $4.4 million at December 31, 2013 and June 30, 2013, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Six-month period ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss) from continuing operations	$(321,026)	$1,535,060
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of liabilities of discontinued operations	-	(1,875,581)
(Gain) loss on change in fair value of derivative liability	-	(5,556)
Stock-based compensation	60,000	-
Amortization of debt discount	-	3,712
Changes in operating assets and liabilities:
Accounts payable	(3,554)	93,238
Accrued interest	104,379	120,228
Accrued compensation	70,000	84,043
Net cash used in operating activities	(90,200)	(44,856)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	90,000	55,000
Repayment of notes payable		(10,000)
Proceeds from sale of preferred stock		-
		-
Net cash provided by financing activities	90,000	45,000

Net increase (decrease) in cash	(200)	144

Six months ended December 31, 2013

Net cash used in operations during the six months ended December 31, 2013 increased by $45,344 or 101% over the same period during fiscal year 2013. The increase in cash used in operations is primarily due to the increase in cash paid for consulting fees, the increase in cash paid for salaries to executives, and the increase in cash paid for audit and related services. This cash was obtained through the sale of $90,000 of convertible promissory notes.

Six months ended December 31, 2012

Net cash used in operations during the six months ended December 31, 2012 totaled $44,856. This cash was obtained through the sale of $55,000 of convertible promissory notes.

Capital Raising Transactions

Issuance of convertible notes payable

We generated proceeds of $90,000 from the issuance of convertible note payable during the six-month period ended December 31, 2013.

Other outstanding obligations at December 31, 2013

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.8 million outstanding at December 31, 2013. The accrued interest amounted to approximately $1.0 million as of December 31, 2013. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.01 and $0.0267per share, at the holders’ option. December 31, 2013, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $265,241 at December 31, 2013. The related accrued interest amounted to approximately $291,000 at December 31, 2013. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2013 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/S/ Mark Lucky
April 5, 2018		Mark Lucky
CEO, principal executive officer, principal financial and accounting officer

