Form 10-Q
period 2014-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-04-05
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of April 3, 2018, 4,457,466,473.

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

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NUSTATE ENERGY HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2014	June 30, 2013 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$38	$471

Total current assets	38	471

Total assets	$38	$471

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$475,163	$478,717
Accrued compensation	881,920	751,920
Accrued interest	1,359,048	1,200,630
Convertible notes payable	1,814,311	1,719,311
Notes payable	265,241	265,241
Derivative liabilities	-	-
Total current liabilities	4,795,683	4,415,818

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	-	-
Series B (30,000,000 shares designated, 149,600 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	1,496	1,496
Series C (20,000 shares designated, 332 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	3	3
Series D (40 shares designated, 19 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	-	-
Series E (1,600 shares designated, no shares issued and outstanding as of March 31, 2014 and June 30, 2013)	-	-
Series F (500 shares designated, 128 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	1	1
Series G (6 shares designated, no shares issued and outstanding as of March 31, 2014 and June 30, 2013)	-	-
Series H (1,600 shares designated, 70 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	1	1
Series I (100,000 shares designated, 30,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	300	300
Series J (80 shares designated, 2 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	-	-
Series Y (87,000 shares designated, 87,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013)	870	870
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 2,176,954,802 shares issued and outstanding as of March 31, 2014 and 482,383,912 as of June 30, 2013 (See Note 7)	542,383	482,383
Additional paid in capital	34,946,441	34,946,441
Accumulated deficit	(40,287,139)	(39,846,842)
Total stockholders’ deficit	(4,795,644)	(4,415,347)

Total liabilities and stockholders’ deficit	$38	$471

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	65,234	99,271	281,881	321,407
Total Operating Expenses	65,234	99,271	281,881	321,407

Loss from Operations	(65,234)	(99,271)	(281,881)	(321,407)

Other income (expenses):
Gain on change in fair value of derivative liabilities	-	-	-	5,556
Interest expense	(54,039)	(109,907)	(158,418)	(233,847)
Gain from settlement of liabilities of discontinued operations, net of tax	-	-	-	1,875,581

Total other income (expenses)	(54,039)	(109,907)	(158,418)	1,647,289

Net income (loss)	$(119,273)	$(209,178)	$(440,299)	$1,325,882

Income (loss) per common share basic	$-	$-	$-	$-

Income (loss) per common share - diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic	344,313,187	321,212,912	344,313,187	321,212,912

Weighted average common shares outstanding diluted	-	-	-	671,222,570

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(440,299)	$1,325,882
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from settlement of liabilities of discontinued operations	-	(1,875,581)
Gain on change in fair value of derivative liabilities		(5,556)
Stock-based compensation	60,002	-
Amortization of debt discount	-	3,712
Changes in operating assets and liabilities:
Accounts payable	(3,553)	59,744
Accrued interest	158,418	174,302
Accrued compensation	130,000	215,000
Net cash used in operating activities	(95,432)	(102,497)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	95,000	105,000
		-
Net cash provided by financing activities	95,000	105,000

Net increase (decrease) in cash	(432)	2,503

Cash, beginning of period	471	10

Cash, end of period	$38	$2,513

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The accompanying financial statements have been prepared on a going concern basis. The Company had no revenues and had net cash used in operating activities of $95,432 during the nine months ended March 31, 2014 and had a working capital deficit of approximately $4.66 million at March 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results of operations for the nine months ended March 31, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2014 and 2013.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended March 31, 2014 and 2013, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2014 and 2013, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

MARCH 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended March 31, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at March 31, 2014 and 2013 is classified as a Level 3 financial instrument.

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

MARCH 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2014, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2013 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

MARCH 31, 2014

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

	For the Three Months ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Loss from operations	$(65,234)	$(99,271)	$(281,881)	$(321,407)
Interest expense	(54,039)	(109,907)	(158,418)	(233,847)
Gain on change in fair value of derivative liabilities	-	-	-	5,556
Gain from settlement of liabilities of discontinued operations, net of tax	-	-	-	1,875,581
Numerator for basic earnings per share- net loss	$(119,273)	$(209,178)	$(440,299)	$1,325,882

Denominator:
Denominator for basic earnings per share-weighted average shares	344,313,187	321,212,912	344,313,187	321,212,912
Effect of dilutive securities-when applicable:
Convertible promissory notes	173,002,686	152,859,165	173,002,686	152,859,165
Preferred Stock	66,103,200	66,103,200	66,103,200	66,103,200
Options	-	74,000,000	-	74,000,000
Warrants	45,047,293	57,047,293	45,047,293	57,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	628,466,366	671,222,570	628,466,366	671,222,570
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$-	$-	$-
Diluted
Net earnings (loss) per share-diluted	$-	$-	$-	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at March 31, 2014 and 2013 are as follows:

	March 31,
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

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at March 31, 2014 and June 30, 2013 amounted to $270,798 and $295,808, respectively. For the nine months ended March 31, 2014 and 2013, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $25,010 and $5,556, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Nine Months Ended March 31,
	2014	2013
Effective Exercise price	$-	$0.0001
Effective Market price	$-	$0.0006
Volatility	-	505%
Risk-free interest	-	0.1%
Terms	-	365 days
Expected dividend rate	-	0%

Changes in the derivative liabilities during the nine months ended March 31, 2014 and 2013 are as follows:

Derivative liability at June 30, 2013	$-
Gain on change in fair value of derivative liability, recognized as other income	-
Derivative liability at March 31, 2014	$-

Derivative liability at June 30, 2012	$5,556
Gain on change in fair value of derivative liability, recognized as other expense	(5,556)
Derivative liability at March 31, 2013	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2014 and 2013 are as follows:

Accrued interest payable at June 30, 2013	$1,200,630
Interest expense for the nine months ended March 31, 2014	104,379
Accrued interest payable at March 31, 2014	$1,305,009

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2014 and June 30, 2013 convertible debentures consisted of the following:

	March 31, 2014	June 30, 2013
Convertible notes payable	$1,809,311	$1,719,311

The Company had convertible promissory notes aggregating approximately $1.8 million and $1.6 million at March 31, 2014 and June 30, 2013, respectively. The accrued interest amounted to approximately $1.1 million and $1 million at March 31, 2014 and June 30, 2013, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00005 to $0.00125 per share, at the holders’ option. At March 31, 2014, all of the convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the nine months ended March 31, 2014 was as follows:

Convertible notes payable @ 06/30/2013	$1,719,311
Notes payable issued for cash	95,000
Balance of convertible notes payable @ 03/31/2014	$1,809,311

Notes Payable

The Company had promissory notes aggregating $265,241 at March 31, 2014 and June 30, 2013, respectively. The related accrued interest amounted to approximately $194,000 and $100,000 at March 31, 2014 and June 30, 2013, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All of these promissory notes outstanding as of March 31, 2014 have matured, are in default, and remain unpaid.

Transactions

During the nine months ended March 31, 2014, the Company issued five convertible notes totaling $95,000, with interest rates ranging from 8% to 14%.

The Company recognized interest expense of $158,418 and $233,847 during the nine-month periods ended March 31, 2014 and 2013, respectively which included debt discount amortization of $0 and $3,712 during the nine month period ended March 31, 2014 and 2013, respectively.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Transactions

During the nine months ended March 31, 2014, the Company issued 600,000,000 shares of common stock to its CEO as compensation, valued at $60,000, or $0.0001 per share, based on the quoted market price.

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

At March 31, 2014, the Company’s undeclared cumulative dividends aggregated approximately $498,900.

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

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. During the nine months ended March 31, 2014 and 2012 the Company had incurred consulting fees and related expense reimbursements of $87,550 and $90,000, respectively.

NOTE 9: SUBSEQUENT EVENTS

ITEM 2. Management’s Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Nine Month Periods Ended March 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating expenses:
Selling, general and administrative	$65,234	$99,271	$281,881	$321,407
Total Operating Expenses	65,234	99,271	281,881	321,407

Loss from Operations	(65,234)	(99,271)	(281,881)	(321,407)

Other income (expenses):
Gain on change in fair value of derivative liabilities	-	-	-	5,556
Interest expense	(54,039)	(109,907)	(158,418)	(233,847)
Gain from settlement of liabilities of discontinued operations, net of tax	-	-	-	1,875,581
Total other income (expenses)	(54,039)	(109,907)	(158,418)	1,647,289

Net income (loss)	$(119,273)	$(209,178)	$(440,299)	$1,325,882

Selling, General, and Administrative Expenses

For the three and nine months ended March 31, 2014, selling, general and administrative expenses were $65,234 and $281,881 respectively, as compared to $99,271 and $321,407 for the three and nine months ended March 31, 2013, respectively. For the three and nine month periods ended March 31, 2014 and 2013 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Accounting expense	$-	$9,130	$-	$30,885
Consulting fees	5,150	30,000	88,550	45,542
Salaries	60,000	60,000	180,000	240,000
Travel	-	-	725	-
Other	84	141	12,606	5,010
	65,234	99,271	281,881	321,407

The decrease in selling, general and administrative expenses during fiscal 2014, when compared with the prior year, is primarily due to an decrease in accounting expense and salaries, offset by an increase in consulting fees, which is due to decreased activity during the current fiscal year.

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

Decrease in Fair Value of Derivative Liabilities

Derivative liabilities decreased from $295,808 to $270,798, or $25,010. The decrease in the fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2014 is primarily due to the market price of our common stock during the period. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2013 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2014	2013	Change	2014	2013	Change
Interest expense	$54,039	109,907	(50.8)%	$158,418	$233,847	(32.3)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The decrease in interest expense during the three and nine month periods ended March 31, 2014 is primarily due to lower amortization of debt discount during the Nine-month period ended March 31, 2014, when compared to the prior year period.

Gain from Settlement of Liabilities of Discontinued Operations

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2014	2013	Change	2014	2013	Change
Gain from settlement of liabilities of discontinued operations	$-	$-	N/A	$1,875,581	$-	N/A

Gain from settlement of liabilities of discontinued operations of $1,875,581, resulted from the deconsolidation of our two subsidiaries which filed for bankruptcy in October 2013.

Liquidity and Capital Resources

At March 31, 2014 and 2013, 100% of our total assets consisted of cash.

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

During the Nine Months Ended March 31, 2014 we have taken aggressive steps to strengthen the balance sheet by successfully exchanging debt held by our noteholders for shares of our Series A and Series B preferred stock at substantial discounts to the face value of the notes payable. We have been able to do this because the noteholders have agreed that this is a necessary step to provide the Company an opportunity to successfully execute on its business plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $95,432 and $102,497 during the nine-month period ended March 31, 2014 and 2013, respectively, and has a working capital deficit of approximately $4.8 at March 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Nine-month period ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(440,299)	$1,325,882
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from settlement of liabilities of discontinued operations	-	(1,875,581)
Gain on change in fair value of derivative liabilities		(5,556)
Stock-based compensation	60,002	-
Amortization of debt discount	-	3,712
Changes in operating assets and liabilities:
Accounts payable	(3,553)	59,744
Accrued interest	158,418	174,302
Accrued compensation	130,000	215,000
Net cash used in operating activities	(95,432)	(102,497)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	95,000	105,000
		-
Net cash provided by financing activities	95,000	105,000

Net increase (decrease) in cash	(432)	2,503

Nine Months Ended March 31, 2014

Net cash used in operations during the nine months ended March 31, 2014 decreased by $7,065 or 17% over the same period during fiscal year 2013. This cash was obtained through the sale of $95,000 of convertible promissory notes.

Nine Months Ended March 31, 2013

Net cash used in operations during the nine months ended March 31, 2013 totaled $102,497. This cash was obtained through the sale of $105,000 of convertible promissory notes.

Issuance of convertible notes payable

We generated proceeds of $95,000 from the issuance of convertible note payable during the nine-month period ended March 31, 2014.

Other outstanding obligations at March 31, 2014

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.8 million outstanding at March 31, 2014. The accrued interest amounted to approximately $1.1 million as of March 31, 2014. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00005 and $0.00125 per share, at the holders’ option. March 31, 2014, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $265,241 at March 31, 2014. The related accrued interest amounted to approximately $194,000 at March 31, 2014. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of March 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. The lack of effectiveness of our disclosure controls and procedures are due to the lack of a segregation of duties, as a result of our limited personnel.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2014 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/S/ Mark Lucky
April 5, 2018		Mark Lucky
CEO, principal executive officer, principal financial and accounting officer

