Form 10-Q
period 2014-09-30
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-04-05
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	September 30, 2014	June 30, 2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$1,474	65

Total current assets	1,474	65

Total assets	$1,474	65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$443,873	$449,368
Accrued compensation	227,000	167,000
Accrued interest	617,898	729,853
Settlement due to ASC Recap LLC	2,397,406	2,505,860
Convertible notes payable to ASC Recap LLC	70,377	43,836
Convertible notes payable	1,444,230	1,241,711
Notes payable	40,241	40,241
Derivative liabilities	1,394,975	356,289
Total current liabilities	6,636,000	5,534,158

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2014 and June 30, 2014)		-
Series B (30,000,000 shares designated, 149,600 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	1,496	1,496
Series C (20,000 shares designated, 332 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	3	3
Series D (40 shares designated, 19 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	-	-
Series E (1,600 shares designated, no shares issued and outstanding as of September 30, 2014 and June 30, 2014)	-	-
Series F (500 shares designated, 128 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	1	1
Series G (6 shares designated, no shares issued and outstanding as of September 30, 2014 and June 30, 2014)	-	-
Series H (1,600 shares designated, 70 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	1	1
Series I (100,000 shares designated, 30,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	300	300
Series J (80 shares designated, 2 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	-	-
Series Y (87,000 shares designated, 87,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014)	870	870
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 862,583,187 shares issued and outstanding as of September 30, 2014 and 779,603,292 at June 30, 2014 (See Note 7)	862,583	779,603
Additional paid in capital	34,493,922	34,460,729
Accumulated deficit	(41,993,701)	(40,777,096)
Total stockholders’ deficit	(6,634,525)	(5,534,093)

Total liabilities and stockholders’ deficit	$1,474	$65

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	87,596	124,921
Total Operating Expenses	87,596	124,921

Loss from Operations	(87,596)	(124,921)

Other income (expenses):
Loss on change in fair value of derivative liabilities	(1,038,685)	-
Interest expense	(70,677)	(45,359)
Loss on restructuring of debt	(11,928)	-
Loss on debt settlement	(7,719)	-
Total other income (expenses)	(1,129,009)	(45,359)

Net loss	$(1,216,605)	$(170,281)

Loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	415,686,665	344,313,187

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,216,605)		$(170,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on restructuring of debt	11,928
Loss on debt settlement	7,719
(Gain) loss on change in fair value of derivative liability	1,038,685
Amortization of debt discount	26,541
Common stock issued as compensation	-		60,000
Changes in operating assets and liabilities:
Accounts payable	(8,495)		1,447
Accrued interest	44,136		45,539
Accrued compensation	60,000		10,000
Net cash used in operating activities	(36,091)		(53,475)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	37,500		55,000

Net cash provided by financing activities	37,500		55,000

Net increase in cash	1,409		1,526

Cash, beginning of period	65		471

Cash, end of period	$1,474		$1,997

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$
Cash paid for income taxes	$-	$

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $38,091 during the three months ended September 30, 2014 and had a working capital deficit of approximately $6.6 million at September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results of operations for the three months ended September 30, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2014 and 2013.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2014 and 2013, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2014 and 2013, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the three months ended September 30, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at September 30, 2014 and 2013 is classified as Level 3 financial instrument.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During the fiscal year 2013 the Company issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

SEPTEMBER 30, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2014, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2014 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

SEPTEMBER 30, 2014

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

	For the Three Months ended September 30,
	2014	2013
Numerator:
Loss from operations	$(87,596)	$(124,921)
Interest expense	(70,677)	(45,359)
Loss on debt settlement	(7,719)	-
Gain ((loss) on change in fair value of derivative liability	(1,038,685)	-
Loss on restructuring of debt	(11,928)	-
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(1,216,605)	$(170,281)

Denominator:
Denominator for basic earnings per share-weighted average shares	415,686,665	344,313,187
Effect of dilutive securities-when applicable:
Convertible promissory notes	312,122,746	173,002,676
Preferred Stock	66,103,200	66,103,200
Warrants	45,047,293	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	838,959,904	628,466,566

The weighted-average potentially dilutive common share equivalents outstanding at September 30, 2014 and 2013 are as follows:

	September 30,
	2014	2013
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	312,122,746	173,002,686
Options	—	—
Warrants	45,047,293	45,047,293
Total	423,273,239	284,153,379

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at September 30, 2014 and June 30, 2014 amounted to $290,601 and $295,808, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $5,207 and a loss of $1,038,685, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Three Months Ended September 30,
	2014	2013
Effective Exercise price	$.00025 - $ 0.0005	$.00015
Effective Market price	$.0001	$.0014
Volatility	465%	503%
Risk-free interest	1.5%	1.5%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2014 and 2013 are as follows:

Derivative liability at June 30, 2014	$356,289
Loss on change in fair value of derivative liability, recognized as other expense	1,038,686
Derivative liability at September 30, 2014	$1,394,975

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2014 and 2013 are as follows:

Accrued interest payable at June 30, 2014	$729,853
Return of accrued interest from liability due to ASC Recap	(156,091)
Interest expense accrued for the three months ended September 30, 2014	44,136
Accrued interest payable at September 30, 2014	$617,898

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At September 30, 2014 and June 30, 2014 convertible debentures consisted of the following:

	September 30, 2014	June 30, 2014
Convertible notes payable	$1,444,230	$1,241,711
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	(79,623)	(106,164)
Total	$1,514,607	$1,285,547

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

The Company had convertible promissory notes aggregating approximately $1.4 million and $1.2 million at September 30, 2014 and June 30, 2014, respectively. The accrued interest amounted to approximately $618,000 and $730,000 at September 30, 2014 and June 30, 2014, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.0005 to $0.0267 per share, at the holders’ option. At September 30, 2014, approximately $1.4 million of convertible promissory notes had matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating $40,241 at September 30, 2014 and June 30, 2014, respectively. The related accrued interest amounted to approximately $21,000 and $19,000 at September 30, 2014 and June 30, 2014, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of September 30, 2014 have matured, are in default, and remain unpaid.

Transactions

During the three months ended September 30, 2014 we issued convertible notes seven investors, totaling $39,500. The notes bear interest at 8% and have a term of six months.

The Company recognized interest expense of $70,677 and $45,359 during the three-month periods ended September 30, 2014 and 2013, respectively which included debt discount amortization of $26,541 and $0 during the three month period ended September 30, 2014 and 2013, respectively.

NOTE 6: OBLIGATIONS TO ASC RECAP, LLC

In July 2013, certain of the Company’s creditors showed interest in selling their claims against the Company to ASC Recap, LLC (“ASC”); this group also included both current and past management of the Company. This led to the Company signing a Liability Purchase Agreement with ASC on July 23, 2013. This Agreement required the Company to issue common shares within five business days of each purchase at a 25% discount from the market price to ASC in amounts equal to the claims purchased from the Company’s creditors. In addition, under the terms of the Agreement, the Company issued a $25,000 non-interest bearing convertible promissory note to ASC, as described in Note 5.

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

In January, 2014, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2013, and on March 12, 2013 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2013, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2013, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981; in July of 2013, the Company issued 82,980,000 shares of common stock with an aggregate market value of $24,894 (see Note 7).

On August 13, 2014 ASC Recap, LLC issued the Company a letter of default related to its agreement to settle outstanding liabilities and related accrued interest and returned approximately $2,373,000 of liabilities to their original holders, which is detailed in the table at the end of Note 6. These balances reflect the payments made by ASC to creditors prior to the default.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 6: OBLIGATIONS TO ASC RECAP, LLC, continued

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2013		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(108,453)
Carrying value of settlement liability due to ASC at September 30, 2014		$2,397,407

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s Certificate of Incorporation was amended on July 23, 2013 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares. On October 5, 2014 the Company increased its authorized common shares to 10,000,000,000, and on April 21, 2016 the Company increased its authorized common shares to 20,000,000,000 at $0.0001 par value per share.

During the three months ended September 30, 2014 the Company issued 82,980,000 shares of common stock with an aggregate value of $24,894 to ASC Recap, LLC (See Note 6)

Preferred Stock

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

SEPTEMBER 30, 2014

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

At September 30, 2014, the Company has not declared the payment of dividends aggregating approximately $617,100.

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

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party owned by our Chairman of the Board and Chief Financial Officer. During the three months ended September 30, 2014 and 2013 the Company had incurred consulting fees and related expense reimbursements of $24,000 and $30,000, respectively.

NOTE 9: SUBSEQUENT EVENTS

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended September 30, 2008, total liabilities have decreased by $3,051,950 or 31% from $9,687,950 on September 30, 2008 to $6,636,000 on September 30, 2014.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2014 and 2013

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2014	in % 2014
	2014	2013	vs 2013	vs 2013
Operating expenses:
Selling, general and administrative	$87,596	$124,921	$(37,326)	(30%)
Total operating expenses	87,596	124,921	(37,326)	(30%)

Operating loss	(87,596)	(124,921)	(37,326)	(30%)

Other expense:
Gain (loss) on change in fair value of derivative liabilities	(1,038,685)	-	(1,038,685)	N/A
Loss on restructuring of debt	(11,928)	-	(11,928)	N/A
Gain (loss) on debt settlement	(7,719)	-	(7,719)	N/A
Interest expense	(70,677)	(45,359)	25,318	(56%)
	(1,129,009)	(45,359)	(1,083,651)	(2,389%)

Net (loss)	$(1,216,605)	$(170,281)	$(1,046,325)	(614%)

Selling, General, and Administrative Expenses

For the three months ended September 30, 2014, selling, general and administrative expenses were $87,596 as compared to $124,922 for the three months ended September 30, 2013, a decrease of $37,326 or approximately 29.9%. For the three months ended September 30, 2014 and 2013 selling, general and administrative expenses consisted of the following:

	Three months ended
	September 30,		Increase/	%
	2014	2013	(Decrease)	Change
Consulting fees	24,441	52,700	(28,259)	(53.6%)
Salaries	60,000	60,000	-	-%
Travel	1,769	685	1,084	158.2%
Other	1,386	11,537	10,151	88.0%
	$87,596	$124,922	$37,326	(29.3%)

The decrease in selling, general and administrative expenses during fiscal Q1 of 2014, when compared with the prior year, is primarily due to a decrease in consulting fees of $28,259, related to decreased activity, offset by an increase in other expenses of $10,151.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of fiscal 2014.

Fair Value of Derivative Liabilities	Three-Months Ended
	September 30,		%
	2014	2013	Change
Gain (loss) on change in fair value of derivative liabilities	$(1,038,686)	$-	N/A

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates.

Interest Expense

	Three-Months Ended
	September 30,		%
	2014	2013	Change
Interest expense	$70,677	$45,359	55.8%

Interest expense represents stated interest of notes and convertible notes payable. The increase in interest expense during the three-month period ended September 30, 2014 is primarily due to the amortization of debt discount of $26,541, versus $0 in the prior year period.

Loss on Settlement of Debt

	Three-Months Ended
	September 30,		%
	2014	2013	Change
Loss on debt settlement	$(7,719)	$-	N/A

The loss on debt settlement of $7,719 during the three months ended September 30, 2014 resulted from the return of liabilities from ASC Recap LLC.

Liquidity and Capital Resources

	Balance at
	September 30, 2014	June 30, 2014
Cash	$1,474	$65
Accounts payable and accrued expenses	432,426	437,921
Accrued compensation	227,000	167,000
Notes, convertible notes, accrued interest, and settlement payable to ASC Recap, LLC	$4,445,153	$4,436,501

At September 30, 2014 and June 30, 2014, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $38,091 and $53,475 during the thee-month periods ended September 30, 2014 and 2013, respectively, and has a working capital deficit of approximately $6.5 million and $5.4 million at September 30, 2014 and June 30, 2014, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Three-months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,216,605)	$(170,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on restructuring of debt	11,928
Loss on debt settlement	7,719
(Gain) loss on change in fair value of derivative liability	1,038,685
Amortization of debt discount	26,541
Common stock issued as compensation	-	60,000
Changes in operating assets and liabilities:
Accounts payable	(8,495)	1,447
Accrued interest	44,136	45,539
Accrued compensation	60,000	10,000
Net cash used in operating activities	(36,091)	(53,475)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	37,500	55,000

Net cash provided by financing activities	37,500	55,000

Net increase in cash	1,409	1,526

Three months ended September 30, 2014

Net cash used in operations during the three months ended September 30, 2014 decreased by $17,384 or 32.5% over the same period during fiscal year 2014. This cash was obtained through the sale of $39,500 of convertible promissory notes.

Cash generated from financing activities consists of proceeds of $39,500 from the issuance of convertible notes during the three-month period.

Three months ended September 30, 2013

Net cash used in operations during the three months ended September 30, 2013 totaled $53,475. This cash was obtained through the sale of $55,000 of convertible promissory notes.

Capital Raising Transactions

During the three months ended September 30, 2014 we issued convertible notes to eight investors, totaling $39,500. The notes bear interest at 8% and have a term of six months.

Other outstanding obligations at September 30, 2014

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

The carrying amount of the Company’s liability to ASC, exclusive of the convertible notes payable and which is reported in the accompanying balance sheet as settlement payable to ASC Recap, LLC, is $2,397,407 and represents the $2,531,565 originally awarded, less payments/adjustments of $134,158. The Company also recorded a loss on debt settlement in the accompanying statement of operations of $7,719 as a result of these transactions.

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.44 million outstanding at September 30, 2014. The accrued interest amounted to approximately $910,000 as of September 30, 2014. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and $0.0005 per share, at the holders’ option. At September 30, 2014, all convertible promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating approximately $40,241 at September 30, 2014. The related accrued interest amounted to approximately $21,000 at September 30, 2014. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2014 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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
CEO, principal executive officer and principal financial and accounting officer

