Form 10-Q
period 2014-12-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-04-05
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NuState Energy Holdings, Inc.

BALANCE SHEETS

	December 31, 2014	June 30, 2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$14,292	$65

Total current assets	14,292	65

Total assets	$14,292	$65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$441,089	$449,368
Accrued compensation	287,000	167,000
Accrued interest	673,143	729,853
Settlement due to ASC Recap LLC	2,397,407	2,505,860
Convertible notes payable to ASC Recap LLC, net of discount	96,918	43,836
Convertible notes payable	1,491,730	1,241,711
Notes payable	40,241	40,241
Derivative liabilities	895,956	356,289
Total current liabilities	6,323,483	5,534,158

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 11,308,340 shares issued and outstanding as of December 31, 2014 and 0 shares issued and outstanding at June 30, 2014)	-	-
Series B (30,000,000 shares designated, 1,227,640 shares issued and outstanding as of December 31, 2014 and 149,600 shares issued and outstanding at June 30, 2014)	1,496	1,496
Series C ( no shares designated or issued and outstanding as of December 31, 2014 and 20,000 designated and 332 shares issued and outstanding as of June 30, 2014)	3	3
Series D (no shares designated or issued and outstanding as of December 31, 2014 and 40 shares designated and 19 shares issued and outstanding as of June 30, 2014)	-	-
Series E (no shares designated or issued and outstanding as of December 31, 2014 and 1,600 designated with no shares issued or outstanding June 30, 2014)	-	-
Series F (no shares designated or issued and outstanding at December 31, 2014 and 500 shares designated and 128 shares issued and outstanding as of June 30, 2014)	1	1
Series G (no shares designated or issued and outstanding as of December 31, 2014 and 6 shares designated with no shares issued or outstanding June 30, 2014)	-	-
Series H (no shares designated or issued and outstanding at December 31, 2014 and 1,600 shares designated with 70 shares issued and outstanding as of June 30, 2014)	1	1
Series I (no shares designated or issued and outstanding as of December 31, 2014 and 100,000 shares designated with 30,000 shares issued and outstanding as of June 30, 2014)	300	300
Series J (no shares designated or issued and outstanding as of December 31, 2014 and 80 shares designated with 2 shares issued and outstanding as of June 30, 2014)	-	-
Series Y (no shares designated or issued and outstanding as of December 31, 2014 and 87,000 shares designated with 87,000 shares issued and outstanding as of June 30, 2014)	870	870
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 1,721,583,192 shares and 779,603,202 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively (See Note 7)	1,721,583	779,603
Additional paid in capital	33,933,309	34,460,729
Accumulated deficit	(41,966,754)	(40,777,096)
Total stockholders’ deficit	(6,309,191)	(5,534,093)

Total liabilities and stockholders’ deficit	$14,292	$65

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2014	2013		2014	2013

Net revenues	$-		$-	$-		$-

Operating expenses:
Selling, general and administrative	91,898		91,725	179,494		216,647
Total Operating Expenses	91,898		91,725	179,494		216,647
Loss from Operations	(91,898)		(91,725)	(179,494)		(216,647)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	499,019		-	(539,667)		-
Interest expense	(81,786)		(59,020)	(152,463)		(104,379)
Gain (loss) on restructuring of debt	-		-	(11,928)		-
Loss on debt settlement	(298,837)		-	(306,106)		-
Total other income (expenses)	118,846		(59,020)	(1,010,164)		(104,379)

Net income (loss)	$26,948		$(150,745)	$(1,189,658)		$(321,026)

Income (loss) per common share basic	$-	$		$-	$

Income (loss) per common share - diluted	$-	$		$-		$-

Weighted average common shares outstanding - basic	1,608,513,287		767,586,426	1,608,513,287		767,586,426

Weighted average common shares outstanding diluted	5,645,590,700		1,190,859,665	5,645,590,700		1,190,859,665

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,189,658)	$(321,026)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on restructuring of debt	11,928	-
Loss on debt settlement	306,106	-
(Gain) loss on change in fair value of derivative liability	539,667	-
Stock-based compensation	-	60,000
Amortization of debt discount	53,082	-
Changes in operating assets and liabilities:
Accounts payable	32,857	(3,554)
Accrued interest	55,245	104,379
Accrued compensation	120,000	70,000
Net cash used in operating activities	(70,773)	(90,200)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	85,000	90,000

Net cash provided by financing activities	85,000	90,000

Net increase (decrease) in cash	14,227	(200)

Cash, beginning of period	65	471

Cash, end of period	$14,292	$271

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The accompanying financial statements have been prepared on a going concern basis. The Company had net cash used in operating activities of $70,773 during the six months ended December 31, 2014 and had a working capital deficit of approximately $6.3 million at December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 3, 2016. The results of operations for the six months ended December 31, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2014 and 2013.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the six months ended December 31, 2014 and 2013, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014 and 2013, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

DECEMBER 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended December 31, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at December 31, 2014 and 2013 is classified as Level 3 financial instrument.

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

DECEMBER 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2014, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2014 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

DECEMBER 31, 2014

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

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2014	2013	2014	2013
Numerator:
Loss from operations	$(91,898)	$(91,725)	$(179,494)	$(216,647)
Interest expense	(81,786)	(59,020)	(152,463)	(104,379)
Gain (loss) on debt settlement	(298,387)	-	(306,106)	-
Gain ((loss) on change in fair value of derivative liability	499,019	-	(539,667)	-
Gain (loss) on restructuring of debt	-	-	(11,928)	-
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$26,948	$(150,745)	$(1,189,658)	$(321,026)

Denominator:
Denominator for basic earnings per share-weighted average shares	1,608,513,287	767,586,426	1,608,513,287	767,586,426
Effect of dilutive securities-when applicable:
Convertible promissory notes	3,925,926,920	312,122,746	3,925,926,920	312,122,746
Preferred Stock	66,103,200	66,103,200	66,103,200	66,103,200
Warrants	45,047,293	45,047,293	45,047,293	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	5,645,590,700	1,190,859,665	5,645,590,700	1,190,859,665
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$-	$-	$-
Diluted
Net earnings (loss) per share-diluted	$-	$-	$-	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at December 31, 2014 and 2013 are as follows:

	2014	2013
Series A Preferred Stock	-	-
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	3,925,926,920	312,122,746
Options	—	—
Warrants	45,047,293	45,047,293
Total	4,037,077,413	423,273,239

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at December 31, 2014 and June 30, 2014 amounted to $895,956 and $356,289, respectively. For the six months ended December 31, 2014 and 2013, the Company recorded a loss related to the change in fair value of the derivative liability amounting to $539,667and $0, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Six Months Ended December 31,
	2014	2013
Effective Exercise price	$0.00005	$-
Effective Market price	$0.0001	$-
Volatility	401%	-
Risk-free interest	0.1%	-
Terms	365 days	-
Expected dividend rate	0%	-

Changes in the derivative liabilities during the six months ended December 31, 2014 and 2013 are as follows:

Derivative liability at June 30, 2014	$356,289
Loss on change in fair value of derivative liability, recognized as other expense	539,667
Derivative liability at December 31, 2014	$895,956

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2014 is as follows:

Accrued interest payable at June 30, 2014	$729,853
Accrued interest restructured as part of notes payable	(167,538)
Interest expense for the six months ended December 31, 2014	99,381
Accrued interest payable at December 31, 2014	$673,143

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2014 and June 30, 2014 convertible debentures consisted of the following:

	December 31, 2014	June 30, 2014
Convertible notes payable	$1,490,730	$1,241,711
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	(53,082)	(106,164)
Total	$1,670,188	$1,285,547

The Company had convertible promissory notes aggregating approximately 1.5 million and $1.3 million at December 31, 2014 and June 30, 2014, respectively. The accrued interest amounted to approximately $1,000,000 and $950,000 at December 31, 2014 and June 30, 2014, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00125 to $0.0005 per share, at the holders’ option. At December 31, 2014, all convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the six months ended December 31, 2014 was as follows:

Convertible notes payable @ 06/30/2014	$1,241,711
Notes payable issued for cash	85,000
Restructured notes payable	165,019
Balance of convertible notes payable @ 12/31/2014	$1,491,730

Notes Payable

The Company had promissory notes aggregating $40,241 at December 31, 2014 and June 30, 2014, respectively. The related accrued interest amounted to approximately $22,000 and $19,000 at December 31, 2014 and June 30, 2014, respectively. The notes payable bear interest at rates ranging from 12.5% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2014 have matured, are in default, and remain unpaid.

Transactions

During the six months ended December 31, 2014, the Company issued eight convertible notes totaling $85,000, with interest rates ranging from 8% to 14%.

The Company recognized interest expense of $152,463 and $104,379 during the six-month periods ended December 31, 2014 and 2013, respectively which included debt discount amortization of $53,082 and $0 during the six month period ended December 31, 2014 and 2013, respectively.

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

DECEMBER 31, 2014

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

In January 2014, the Company had not issued any shares to ASC as required by the agreement. As a result, ASC filed a complaint in Leon County, Florida demanding the prescribed issuance of shares from the Company for the purchased claims. A settlement agreement was reached on February 6, 2014, and on March 12, 2014 ASC Recap filed a motion in Leon County, Florida which forced the Company to comply. ASC Recap was awarded a $2,531,565 judgement which was to be paid by issuing free trading common stock at a 25% discount from the market price~~.~~ In addition, on May 6, 2014, the Company issued a $125,000 non-interest bearing convertible promissory note to ASC, as described in Note 4. Between April and June of 2014, the Company issued to ASC 322,220,000 shares of common stock with an aggregate market value of $365,308, which reduced the recorded liability by $273,981.

On August 13, 2013 ASC Recap, LLC issued the Company a letter of default related to its agreement to settle outstanding liabilities and related accrued interest and returned approximately $2,373,000 of liabilities to their original holders, which is detailed in the table at the end of Note 6. These balances reflect the payments made by ASC to creditors prior to the default.

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565
Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Reduction of liability by shares issued in September 2014:
Cash payments and adjustments		(108,453)
Carrying value of settlement liability due to ASC at December 31, 2014		$2,397,407

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Transactions

On October 9, 2014, the Company entered into a Settlement Agreement with IBC Funds, LLC (“IBC’). This agreement was approved by the Manatee County, Florida Court on October 10, 2014. Pursuant to the Settlement Agreement, the Company agreed to settle approximately $259,000 of outstanding liabilities (the “IBC Claim Amount”) by issuing IBC 859,000,000 shares of its common stock at a price per share equal to fifty percent of the lowest sales price of the common stock during the fifteen day trading period preceding the request of payment. The shares of it common stock were valued at $859,450.

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

Series B Preferred Stock

The Series B Preferred Stock has a stated value of $5.00 per share. Each share of Series B preferred Stock is convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock are entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At December 31, 2014, the Company had not declared the payment of dividends aggregating approximately $561,000.

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

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. During the six months ended December 31, 2014 and 2013 the Company had incurred consulting fees and related expense reimbursements of $55,400 and $82,400, respectively.

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

This strategic plan has resulted in the following material events:

Reduced Liabilities

Since filing its Form 10-Q for the quarterly period ended December 31, 2008, total liabilities have decreased by $3,364,467 or 35% from $9,687,950 on December 31, 2008 to $6,323,483 on December 31, 2014.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Six Month Periods Ended December 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	91,898	91,725	179,494	216,647
Total Operating Expenses	91,898	91,725	179,494	216,647
Loss from Operations	(91,898)	(91,725)	(179,494)	(216,647)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	499,019	-	(539,667)	-
Interest expense	(81,786)	(59,020)	(152,463)	(104,379)
Gain (loss) on restructuring of debt	-	-	(11,928)	-
Loss on debt settlement	(298,837)	-	(306,106)	-
Total other income (expenses)	118,846	(59,020)	(1,010,164)	(104,379)

Net income (loss)	$26,948	$(150,745)	$(1,189,658)	$(321,026)

Selling, General, and Administrative Expenses

For the three and six months ended December 31, 2014, selling, general and administrative expenses were $91,898 and $179,494 respectively, as compared to $91,275 and $216,647 for the three and six months ended December 31, 2013, respectively. For the three and six month periods ended December 31, 2014 and 2013 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Accounting expense	$-	$-	$-	$-
Consulting fees	31,400	30,700	55,841	83,400
Salaries	60,000	60,000	120,000	120,000
Travel	62	-	1,830	685
Other	436	1,025	1,823	12,562
	$91,898	$91,725	$179,494	$216,647

The decrease in selling, general and administrative expenses during fiscal 2014, when compared with the prior year, is primarily due to a decrease in consulting fees, which is due to decreased activity during the current fiscal year.

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

Decrease in Fair Value of Derivative Liabilities

Derivative liabilities increased from $356,289 to $895,956, or $539,667. The increase in the fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during the six-month period ended December 31, 2014 is primarily due to the market price of our common stock during the period. The increase in fair value of derivative liabilities recognized during the six-month period ended December 31, 2014 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2014	2013	Change	2014	2013	Change
Interest expense	$81,786	$59,020	39%	$152,463	$104,379	46%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The increase in interest expense during the three and six month periods ended December 31, 2014 is primarily due to higher amortization of debt discount during the six-month period ended December 31, 2014, when compared to the prior year period.

We believe that our interest expense will continue at the same levels as the first six months of 2014 for the remainder of fiscal 2015.

Liquidity and Capital Resources

At December 31, 2014 and 2013, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $71,000 and $90,000 during the six-month period ended December 31, 2014 and December 31, 2013, respectively, and has a working capital deficit of approximately $6.3 million and $5.5 million at December 31, 2014 and June 30, 2014, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Six-month period ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,189,658)	$(321,026)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on restructuring of debt	11,928	-
Loss on debt settlement	306,106	-
(Gain) loss on change in fair value of derivative liability	539,667	-
Stock-based compensation	-	60,000
Amortization of debt discount	53,082	-
Changes in operating assets and liabilities:
Accounts payable	32,857	(3,554)
Accrued interest	55,245	104,379
Accrued compensation	120,000	70,000
Net cash used in operating activities	(70,773)	(90,200)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	85,000	90,000

Net cash provided by financing activities	85,000	90,000

Net increase (decrease) in cash	14,227	(200)

Six months ended December 31, 2014

Net cash used in operations during the six months ended December 31, 2014 decreased by $19,427 or 21.5% over the same period during fiscal year 2013. The decrease in cash used in operations is primarily due to the decrease in cash paid for consulting fees of $29,600, offset by an increase in cash paid for audit and related services of $15,000. This cash was obtained through the sale of $85,000 of convertible promissory notes.

Six months ended December 31, 2014

Net cash used in operations during the six months ended December 31, 2014 totaled $70,773. This cash was obtained through the sale of $85,000 of convertible promissory notes.

Capital Raising Transactions

Issuance of convertible notes payable

We generated proceeds of $85,000 from the issuance of convertible note payable during the six-month period ended December 31, 2014.

Other outstanding obligations at December 31, 2014

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.49 million outstanding at December 31, 2014. The accrued interest amounted to approximately $1.0 million as of December 31, 2014. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00125 and 0.0005 per share, at the holders’ option. December 31, 2014, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $40,241 at December 31, 2014. The related accrued interest amounted to approximately $21,000 at December 31, 2014. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2014 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/s/ Mark Lucky
April 5, 2018		Mark Lucky
CEO, principal executive officer and principal financial and accounting officer

