Form 10-Q
period 2015-03-31
NuSTATE ENERGY HOLDINGS, INC.
filed 2018-04-05
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

2

NUSTATE ENERGY HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NUSTATE ENERGY HOLDINGS, INC.

BALANCE SHEETS

	March 31, 2015	June 30, 2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$248	$65

Total current assets	248	65

Total assets	$248	$65

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$441,089	$449,368
Accrued compensation	302,000	167,000
Accrued interest	729,807	729,853
Settlement due to ASC Recap LLC	2,397,406	2,505,860
Convertible notes payable to ASC Recap LLC, net of discount	123,459	43,836
Convertible notes payable	1,546,730	1,241,711
Notes payable	40,241	40,241
Derivative liabilities	291,459	356,289
Total current liabilities	5,872,191	5,534,158

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	-	-
Series B (30,000,000 shares designated, 149,600 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	1,496	1,496
Series C (20,000 shares designated, 332 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	3	3
Series D (40 shares designated, 19 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	-	-
Series E (1,600 shares designated, no shares issued and outstanding as of March 31, 2015 and June 30, 2014)	-	-
Series F (500 shares designated, 128 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	1	1
Series G (6 shares designated, no shares issued and outstanding as of March 31, 2015 and June 30, 2014)	-	-
Series H (1,600 shares designated, 70 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	1	1
Series I (100,000 shares designated, 30,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	300	300
Series J (80 shares designated, 2 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	-	-
Series Y (87,000 shares designated, 87,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014)	870	870
Common stock, $0.0001 par value, 20,000,000,000 shares authorized: 2,150,954,197 shares issued and outstanding as of March 31, 2015 and 779,603,202 as of June 30, 2014 (See Note 7)	2,150,954	779,603
Additional paid in capital	33,620,812	34,460,729
Accumulated deficit	(41,646,381)	(40,777,096)
Total stockholders’ deficit	(5,871,944)	(5,534,093)

Total liabilities and stockholders’ deficit	$247	$65

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	84,045	65,234	263,540	281,881
Total Operating Expenses	84,045	65,234	263,540	281,881

Loss from Operations	(84,045)	(65,234)	(263,540)	(281,881)

Other income (expenses):
Gain on change in fair value of derivative liabilities	604,497	-	64,830	-
Interest expense	(83,205)	(54,039)	(235,668)	(158,418)
Gain from settlement of liabilities of discontinued operations, net of tax	(116,874)	-	(422,980)	-
Loss on reconstruction of debt	-		(11,928)	-
Total other income (expenses)	404,418	(54,039)	(605,746)	(158,418)

Net income (loss)	$320,373	$(119,273)	$(869,286)	$440,299

Income (loss) per common share basic	$-	$-	$-	$-

Income (loss) per common share - diluted	$-	$-	$-	$-

Weighted average common shares outstanding - basic	344,313,187	321,212,912	344,313,187	321,212,912

Weighted average common shares outstanding diluted	-	-	-	671,222,570

See Notes to Unaudited Financial Statements.

NuState Energy Holdings, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(869,286)	$(440,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	339,421	-
Loss on reconstruction of debt	11,928	-
Gain on change in fair value of derivative liabilities	(64,830)	-
Stock-based compensation	60,000	60,002
Amortization of debt discount	79,623	-
Changes in operating assets and liabilities:
Accounts payable	17,277	(3,553)
Accrued interest	156,045	158,418
Accrued compensation	135,000	130,000
Net cash used in operating activities	(134,821)	(95,432)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	135,000	95,000

Net cash provided by financing activities	135,000	95,000

Net increase (decrease) in cash	179	(432)

Cash, beginning of period	65	471

Cash, end of period	$248	$38

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to Unaudited Financial Statements.

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The accompanying financial statements have been prepared on a going concern basis. The Company had no revenues and had net cash used in operating activities of $95,432 during the nine months ended March 31, 2015 and had a working capital deficit of approximately $4.66 million at March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016. The results of operations for the nine months ended March 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2015 and 2014.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended March 31, 2015 and 2014, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2015 and 2014, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

MARCH 31, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended March 31, 2015 and 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate, if any.

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

The Company’s derivative liability at March 31, 2015 and 2014 is classified as a Level 3 financial instrument.

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

MARCH 31, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2015, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2015 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

MARCH 31, 2015

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

	For the Three Months ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Loss from operations	$(84,045)	$(65,234)	$(263,540)	$(281,881)
Interest expense	(83,205)	(54,039)	(235,668)	(158,418)
Gain on change in fair value of derivative liabilities	604,497	-	64,830	-
Loss on reconstruction of debt	-	-	(11,928)	-
Loss on extinguishment of debt	(116,874)	-	(422,980)	-
Numerator for basic earnings per share- net loss	$320,373	$(119,273)	$(869,286)	$(440,299)

Denominator:
Denominator for basic earnings per share-weighted average shares	1,993,086,667	344,313,187	1,241,800,829	344,313,187
Effect of dilutive securities-when applicable:
Convertible promissory notes	3,925,926,920	173,002,686	3,925,926,920	173,002,686
Preferred Stock	66,103,200	66,103,200	66,103,200	66,103,200
Options	-	-	-	-
Warrants	-	45,047,293	-	45,047,293
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	5,985,116,787	767,586,426	5,233,830,949	767,586,426
Earnings (loss) per share:
Basic
Net earnings (loss) per share-basic	$-	$-	$-	$-
Diluted
Net earnings (loss) per share-diluted	$-	$-	$-	$-

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at March 31, 2015 and 2014 are as follows:

	March 31,
	2015	2014
Series B Preferred Stock	2,992,000	2,992,000
Series C Preferred Stock	33,200	33,200
Series D Preferred Stock	19,000,000	19,000,000
Series F Preferred Stock	25,695,000	25,695,000
Series H Preferred Stock	2,796,000	2,796,000
Series I Preferred Stock	15,000,000	15,000,000
Series J Preferred Stock	500,000	500,000
Series Y Preferred Stock	87,000	87,000
Convertible notes payable	3,925,926,920	312,122,746
Warrants	0	45,047,293
Total	3,992,030,120	423,273,239

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at March 31, 2015 and June 30, 2015 amounted to $270,798 and $295,808, respectively. For the nine months ended March 31, 2015 and 2014, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $25,010 and $5,556, respectively. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Nine Months Ended March 31,
	2015	2014
Effective Exercise price	$0.0005	$0.0001
Effective Market price	$0.0001	$0.0006
Volatility	465%	505%
Risk-free interest	0.1%	0.1%
Terms	252 - 365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2015 and 2014 are as follows:

Derivative liability at June 30, 2014	$356,289
Gain on change in fair value of derivative liability, recognized as other income	(64,830)
Derivative liability at March 31, 2015	$291,459

NUSTATE ENERGY HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2015 and June 30, 2014 convertible debentures consisted of the following:

	March 31, 2015	June 30, 2014
Convertible notes payable	$1,546,730	$1,116,711
Convertible notes payable to ASC Recap	150,000	150,000
Unamortized debt discount	(26,541)	(106,164)
Total	$1,670,189	$1,160,547

The Company had convertible promissory notes aggregating approximately $1.55 million and $1.12 million at March 31, 2015 and June 30, 2014, respectively. The accrued interest amounted to approximately $1.1 million and $1 million at March 31, 2015 and June 30, 2014, respectively. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.00005 to $0.00125 per share, at the holders’ option. At March 31, 2015, all of the convertible promissory notes had matured, are in default, and remain unpaid.

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

Notes Payable

The Company had promissory notes aggregating $40,241 at June 30, 2015 and June 30, 2014, respectively. The related accrued interest amounted to approximately $22, and $19,170 at March 31, 2015 and June 30, 2014, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum and are payable monthly. All promissory notes outstanding as of March 31, 2015 have matured and are in default and remain unpaid.

Transactions

During the nine months ended March 31, 2015, the Company issued five convertible notes totaling $95,000, with interest rates of 18%.

The Company recognized interest expense of $235,668 and $158,418 during the nine-month periods ended March 31, 2015 and 2014, respectively which included debt discount amortization of $79,623 and $0 during the nine month period ended March 31, 2015 and 2014, respectively.

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

An analysis of the settlement liability due to ASC is as follows:

Total creditor claims purchased by ASC - as ratified by the settlement agreement dated February 6, 2014		$2,531,565

Reduction of liability by shares issued between April and June 2014:
Market value of 322,220,000 common shares issued	$365,308
Less 25% discount as per settlement agreement	(91,327)	(273,981)

Cash Payments and adjustments		(50,599)

Liability after issuances of shares, cash payments, and adjustments		2,206,985

Add back the previous reduction of liability by shares issued in consideration of ASC waiving its right to additional shares under the settlement agreement		273,981

Liability as of June 30, 2014 agreed to by the Company and ASC		2,480,966

Accrual to increase in recorded liability by the market value of 82,980,000 common shares issued during July 2014		24,894

Carrying value of settlement liability due to ASC at June 30, 2014		2,505,860

Cash payments and adjustments		(108,453)
Carrying value of settlement liability due to ASC at March 31, 2015		$2,372,513

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

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s certificate of incorporation was amended on July 23, 2012 to increase the number of authorized shares of common stock by one billion common shares bringing total authorized common shares to one billion seven hundred fifty million common shares. On October 5, 2014 the Company increased its authorized common shares to 10,000,000,000 and on April 21, 2016 the Company increased its authorized common shares to 20,000,000,000 at $0.0001 par value per share.

Transactions

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine months ended March 31, 2015 was as follows:

	Number of shares of common stock	Fair Value at Issuance	Fair Value at Issuance (per share)

Issuance of common shares to IBC	859,000,000	$331,000	$0.0003853
Issuance of common shares to IBC	429,371,000	$116,874	$0.000272
Issuances in to partially satisfy settlement payable to ASC Recap, LLC	82,980,000	$24,894	$0.0003

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

At March 31, 2015, the Company’s undeclared cumulative dividends aggregated approximately $498,900.

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

Warrants

	Weighted Average		Weighted Average Remaining Contractual
	Warrants	Price per Share	Term
Outstanding at June 30, 2013	45,047,293	$0.025	1.48
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Outstanding at June 30, 2014	45,047,293	$0.025	0.48
Granted	-	-
Exercised	-	-
Forfeitures	(45,047,293)	0.025
Outstanding at March 31, 2015	-	$-	-

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a related party by means of common ownership and management with the Company as compensation to our Chairman of the Board and Chief Financial Officer. During the nine months ended March 31, 2015 and 2012 the Company had incurred consulting fees and related expense reimbursements of $78,000 and $87,550, respectively.

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

NUSTATE ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Nine Month Periods Ended March 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating expenses:
Selling, general and administrative	$84,045	$65,234	$263,540	$281,881
Total Operating Expenses	84,045	65,234	263,540	281,881

Loss from Operations	(84,045)	(65,234)	(263,540)	(281,881)

Other income (expenses):
Gain on change in fair value of derivative liabilities	604,497	-	64,830	-
Interest expense	(83,205)	(54,039)	(235,668)	(158,418)
Loss on settlement of debt	(116,874)	-	(422,980)	-
Loss on reconstruction of debt	-	-	(11,928)	-
Gain from settlement of liabilities of discontinued operations, net of tax	-	-	-	-
Total other income (expenses)	404,418	(54,039)	(605,746)	(158,418)

Net income (loss)	$320,373	$(119,273)	$(869,286)	$(440,299)

Selling, General, and Administrative Expenses

For the three and nine months ended March 31, 2015, selling, general and administrative expenses were $84,045 and $263,540 respectively, as compared to $65,234 and $281,881 for the three and nine months ended March 31, 2015, respectively. For the three and nine month periods ended March 31, 2015 and 2014 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Accounting expense	$-	$-	$-	$-
Consulting fees	24,000	5,150	79,841	88,550
Salaries	60,000	60,000	180,000	180,000
Travel	-	-	1,831	725
Other	45	84	1,868	12,606
	84,045	65,234	263,540	281,881

The decrease in selling, general and administrative expenses during fiscal 2014, when compared with the prior year, is primarily due to a decrease in consulting fees and other miscellaneous expenses, which is due to decreased activity during the current fiscal year.

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

Decrease in Fair Value of Derivative Liabilities

Derivative liabilities decreased from $359,289 to $291,459, or $64,830. The decrease in the fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2015 is primarily due to the market price of our common stock during the period. The decrease in fair value of derivative liabilities recognized during the nine-month period ended March 31, 2015 is primarily due to an increase of our common stock quoted price between measurement dates and during such periods, respectively. Our common stock quoted price is one of the primary assumptions used in the computation of our derivative liabilities.

Interest Expense

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2015	2014	Change	2015	2014	Change
Interest expense	$83,205	$54,039	(54.0%)	$235,668	$158,418	(48.8%)

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. The increase in interest expense during the three and nine month periods ended March 31, 2015 is primarily due to higher amortization of debt discount during the nine-month period ended March 31, 2015, when compared to the prior year period.

Gain from Settlement of Liabilities of Discontinued Operations

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2015	2014	Change	2015	2014	Change
Loss on settlement of debt	$(116,874)	$-	N/A	$(442,980)	$-	N/A

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

Liquidity and Capital Resources

At March 31, 2015 and 2014, 100% of our total assets consisted of cash.

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

During the nine Months Ended March 31, 2015 we have taken aggressive steps to strengthen the balance sheet by successfully exchanging debt held by our noteholders for shares of our Series A and Series B preferred stock at substantial discounts to the face value of the notes payable. We have been able to do this because the noteholders have agreed that this is a necessary step to provide the Company an opportunity to successfully execute on its business plan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $134,821 and $95,432 during the nine-month period ended March 31, 2015 and 2014, respectively, and has a working capital deficit of approximately $5.9 at March 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Nine-month period ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(869,286)	$(440,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	339,421	-
Loss on reconstruction of debt	11,928	-
Gain on change in fair value of derivative liabilities	(64,830)	-
Stock-based compensation	60,000	60,002
Amortization of debt discount	79,623	-
Changes in operating assets and liabilities:
Accounts payable	17,277	(3,553)
Accrued interest	156,045	158,418
Accrued compensation	135,000	130,000
Net cash used in operating activities	(134,821)	(95,432)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	135,000	95,000

Net cash provided by financing activities	135,000	95,000

Net increase (decrease) in cash	$179	$(432)

Nine Months Ended March 31, 2015

Net cash used in operations during the nine months ended March 31, 2015 increased by $39,389 or 41% over the same period during fiscal year 2014. This cash was obtained through the sale of $135,000 of convertible promissory notes.

Nine Months Ended March 31, 2014

Net cash used in operations during the nine months ended March 31, 2015 totaled $95,432. This cash was obtained through the sale of $95,000 of convertible promissory notes.

Issuance of convertible notes payable

We generated proceeds of $135,000 from the issuance of convertible note payable during the nine-month period ended March 31, 2015.

Other outstanding obligations at March 31, 2015

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.8 million outstanding at March 31, 2015. The accrued interest amounted to approximately $1.1 million as of March 31, 2015. The Convertible Notes Payable bear interest at rates ranging between 8% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00005 and $0.00125 per share, at the holders’ option. March 31, 2015, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $40,241 at March 31, 2015. The related accrued interest amounted to approximately $24,000 at March 31, 2015. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of March 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure. The lack of effectiveness of our disclosure controls and procedures are due to the lack of a segregation of duties, as a result of our limited personnel.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2015 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUSTATE ENERGY HOLDINGS, INC.

	By:	/S/ Mark Lucky
April 5, 2018		Mark Lucky
CEO, principal executive officer, principal financial and accounting officer

