Form 10-Q
period 2018-03-31
VISIUM TECHNOLOGIES, INC.
filed 2018-05-10
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-25753

VISIUM TECHNOLOGIES, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 10, 2018, was 6,183,239 post reverse stock split shares of common stock issued and outstanding.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

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

2

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISIUM TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2018	June 30, 2017 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$40,940	$2,313

Total current assets	40,940	2,313

Total assets	$40,940	$2,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$624,718	$565,468
Due to officers	46,000	-
Accrued compensation	141,825	280,125
Accrued interest	1,641,499	1,493,014
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $27,083, respectively	1,707,484	2,174,831
Notes payable	270,241	270,241
Total current liabilities	4,533,733	4,931,643

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A Convertible Stock (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of March 31, 2018 and June 30, 2017)	13,992	13,992
Series B Convertible Stock (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of March 31, 2018 and June 30, 2017)	1,328	1,328
Series AA Convertible Stock (1 share designated, 1share and 0 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively)	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 1,486,567 shares and 499,152 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively (See Note 6)	149	50
Additional paid in capital	39,490,120	38,356,156
Accumulated deficit	(43,998,382)	(43,300,856)
Total stockholders’ deficit	(4,492,793)	(4,929,330)

Total liabilities and stockholders’ deficit	$40,940	$2,313

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

VISIUM TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	280,173	372,826	491,243	1,390,272
Total Operating Expenses	280,173	372,826	491,243	1,390,272

Loss from Operations	(280,173)	(372,826)	(491,243)	(1,390,272)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	-	96,548	-	(26,699)
Derivative liability expense	-	(74,125)	-	(172,442)
Interest expense	(48,045)	(79,130)	(222,201)	(247,553)
Gain on extinguishment of debt	15,918	-	15,918	-
Total other income (expenses)	(32,127)	(56,707)	(206,283)	(446,694)

Net income (loss)	$(312,300)	$(429,533)	$(697,526)	$(1,836,966)

Income (loss) per common share – basic and diluted	$(0.37)	$(3.28)	$(0.63)	$(36.89)

Weighted average common shares outstanding – basic and diluted	838,828	131,004	1,112,883	49,795

See Notes to Unaudited Financial Statements.

Visium Technologies, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(697,526)	$(1,836,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(15,918)	-
Gain (loss) on change in fair value of derivative liabilities	-	26,699
Derivative liability expense	-	172,442
Stock-based compensation	242,500	1,080,000
Amortization of debt discount	27,083	66,667
Changes in operating assets and liabilities:
Accounts payable	25,171	(4,202)
Accrued interest	195,117	180,886
Accrued compensation	178,699	186,402
Net cash used in operating activities	(44,874)	(128,072)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	37,500	137,000
Advance from officers	46,000	-

Net cash provided by financing activities	83,500	137,000

Net increase in cash	38,625	8,928

Cash, beginning of period	2,313	1,806

Cash, end of period	$40,940	$10,734

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Accrued compensation exchanged for common stock	$242,500	$80,000
Exchange of note payable for common stock	$51,930	$118,791

See Notes to Unaudited Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND BASIS OF PRESENTATION

Organization

Visium Technologies, Inc., or the Company, is currently a Florida corporation that was originally incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, Fittipaldi Logistics, Inc. between November 2006 and December 2007, and as NuState Energy Holdings, Inc. between December 2007 and March 5, 2018.

The company is focused on digital risk management, cybersecurity, and technology services for network physical security, the Cloud and the Internet of Things (“IOT”). We have entered into a collaboration agreement with Waverley Labs, LLC to develop a digital risk reduction capability based on Waverly’s leading software defined perimeter technology which we plan on bringing to market in early fiscal 2019.

The Company named Mark Lucky as its Chief Executive Officer in February 2018 to provide strategic expertise in pursuing its business plans.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2018 we had a net loss of $697,526, had net cash used in operating activities of $44,874, and had negative working capital of approximately $4,492,793 million These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. We are considering several potential acquisitions and are investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

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

Basis of Presentation

The unaudited interim financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Visium Technologies, Inc.’s (the “Company” or “we”, “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2017. The results of operations for the nine months ended March 31, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2018 and 2017.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended March 31, 2018 and 2017, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the potential classification of its derivative financial instruments as of March 31, 2018 and June 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017, and there was no derivative liability recorded as of March 31, 2018.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2018, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2017 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The Company effected a 3,000 for 1 reverse stock split on March 5, 2018. Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in the money stock options and warrants (calculated using the modified-treasury stock method) and the conversion of convertible notes payable and convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements as their affect would be anti-dilutive.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

The weighted-average potentially dilutive common share equivalents outstanding at March 31, 2018 and 2017 are as follows:

	2018	2017
Series A Convertible Preferred Stock	113	113
Series AA Convertible Preferred Stock	1	-
Series B Convertible Preferred Stock	4	4
Convertible notes payable	4,705,698	357,780
Total	4,705,816	357,897

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at March 31, 2018 and June 30, 2017 amounted to $0 and $0, respectively. For the nine months ended March 31, 2018 and 2017, the Company recorded a gain related to the change in fair value of the derivative liability amounting to $0 and a loss of $26,699, respectively. Management had a change in accounting estimate during the year ended June 30, 2017. The Company determined that all of the underlying convertible notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Nine Months Ended March 31,
	2018	2017
Expected Exercise price	N/A	$0.001875
Expected Market price	N/A	$0.0042
Volatility	N/A	488%
Risk-free interest	N/A	0.13%
Terms	N/A	90 days
Expected dividend rate		0%

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2018 and 2017 are as follows:

Accrued interest payable at June 30, 2017	$1,493,014
Accrued interest expense forgiven as part of debt settlement	(46,632)
Interest expense for the nine months ended March 31, 2018, excluding amortization of debt discount of $27,083	195,117
Accrued interest payable at March 31, 2018	$1,641,499

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2018 and June 30, 2017 convertible debentures consisted of the following:

	March 31, 2018	June 30, 2017
Convertible notes payable	$1,707,484	$2,201,914
Unamortized debt discount	-	(27,083)
Total	$1,707,484	$2,174,831

The Company had convertible promissory notes aggregating approximately $1,707,000 million and $2,180,000 million at March 31, 2018 and June 30, 2017, respectively. The accrued interest amounted to approximately $1,199,500 and $1,035,000 at March 31, 2018 and June 30, 2017, respectively. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging from $0.15 to $3.75 per share, at the holders’ option. At March 31, 2018, all of the convertible promissory notes had matured, are in default, and remain unpaid.

Changes in convertible notes payable during the nine months ended March 31, 2018 was as follows:

Convertible notes payable @ 06/30/2017	$2,201,914
Convertible Notes payable issued for cash	37,500
Exchange of notes payable for common stock	(51,930)
Forgiveness of principal on convertible note due to former officer (included in additional paid-in capital)	(480,000)
Balance of convertible notes payable @ 03/31/2018	$1,707,484

For the nine months ended March 31, 2018, the following summarizes the conversion of debt for common shares:

Date	Name	Shares Issued	Amount Converted	Conversion Price Per Share
07/10/17	GOLD COAST CAPITAL LLC	60,000	$9,000	$0.15
07/10/17	ENTERPRISE SOLUTIONS LLC	29,767	8,930	$0.30
07/31/17	ENTERPRISE SOLUTIONS LLC	33,333	5,000	$0.15
08/08/17	ENTERPRISE SOLUTIONS LLC	33,333	10,000	$0.30
08/28/17	ENTERPRISE SOLUTIONS LLC	33,333	5,000	$0.15
09/06/17	ENTERPRISE SOLUTIONS LLC	14,000	2,100	$0.15
10/09/17	ROYAL PALM CONSULTING SERVICES LLC	39,667	5,950	$0.15
10/03/17	ROYAL PALM CONSULTING SERVICES LLC	39,667	5,950	$0.15
	Total	283,100	$51,930	$0.18

Transactions

During the nine months ended March 31, 2018 we issued convertible notes to three investors, totaling $37,500. The notes bear interest at 12% and have a term of sixty days.

Notes Payable

The Company had promissory notes aggregating $270,241 at March 31, 2018 and June 30, 2017, respectively. The related accrued interest amounted to approximately $234,000 and $222,400 at March 31, 2018 and June 30, 2017, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All promissory notes outstanding as of March 31, 2018 have matured, are in default, and remain unpaid.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 6: STOCKHOLDERS’ DEFICIT

Reverse Stock Split

In March of 2018 the Company effectuated a 3,000 to 1 reverse stock split. All share and per share amounts in these financial statements and the notes thereto have been adjusted for all periods presented to reflect this change.

Common Stock

At March 31, 2018, the Company had 10,000,000,000 authorized common shares.

During the nine months ended March 31, 2018 the Company issued 283,100 shares of its common stock related to the conversion of $51,930 of principal of its convertible notes payable, at an average contract conversion price of $0.18 per share.

During the quarter ended March 31, 2018 the Company issued a restricted share award of 166,667 shares of its $0.0001 par value common stock to its new CEO, Mark Lucky, as compensation. The shares were valued at $50,000, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock.

During the quarter ended March 31, 2018 the Company issued a restricted share award of 166,667 shares of its $0.0001 par value common stock to its new board member, Tom Grbelja, as compensation for services rendered. The shares were valued at $50,000, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2018 the Company issued a restricted share award of 83,334 shares of its $0.0001 par value common stock to its new board member, Paul Favata, as compensation for services rendered. The shares were valued at $25,000, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2018 the Company issued 191,669 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $57,500, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2018 the Company issued 95,238 shares of its $0.0001 par value common stock to satisfy a liability owed to a Company controlled by our CEO. The shares were valued at $60,000, or $0.63 per share on a post reverse split basis, the weighted average market price for the ten preceding days from the date that the shares were issued.

Preferred Stock

During the three months ended March 31, 2018, the Company authorized and issued one share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our CEO, is the holder of the one share of Series AA Convertible Preferred Stock.

Series A and B issued and outstanding shares of the Company’s convertible preferred stock have a par value of $0.001. All classes rank(ed) prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

Series A Convertible Preferred Stock

The Series A Preferred Stock has a stated value of $750.00 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by Lock-Up/Leak-Out Agreements.

Series B Convertible Preferred Stock

Prior to cancellation, the Series B Preferred Stock had a stated value of $5.00 per share. Each share of Series B Preferred Stock was convertible into 20 shares of the Company’s common stock. In addition, the holders of the preferred stock were entitled to receive annual cumulative dividends of 10% payable in cash or shares of the Company’s common stock, at the Company’s option. At March 31, 2018, the Company had not declared the payment of cumulative dividends aggregating approximately $673,200.

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April, 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 7: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. During the three months ended March 31, 2018 Mr. Lucky advanced $26,000, and Mr. Grbelja advanced $20,000 to the Company. These amounts remain outstanding as of March 31, 2018.

NOTE 8: SUBSEQUENT EVENTS

On April 24, 2018 the Company was notified by FINRA that its Corporate Actions to change the Company name from NuState Energy Holdings, Inc. to Visium Technologies, Inc had been approved; that the change of the ticker symbol on the Company’s common stock from NSEH to VISM had been approved; and that the Company’s 1:3000 reverse split of its $0.0001 par value common stock had been approved. The Company amended its Articles of Incorporation in the State of Florida on March 5, 2018, to effect these changes.

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

Overview

Visium Technologies, Inc. is a technology company focused on digital risk management, cybersecurity, mobility strategies, and technology services for network and physical security, the Cloud and the Internet of Things (“IOT”). We have entered into a collaboration agreement with Waverley Labs, LLC to develop a digital risk reduction capability based on Waverly’s leading software defined perimeter technology which we plan on bringing to market in early fiscal 2019.

In addition, we are evaluating several potential acquisitions in the cybersecurity and technology space to determine whether they would have the potential to add value to us for the benefit of our stockholders.

The Company hired Mark Lucky as its Chief Executive Officer in March 2018 to provide strategic expertise in pursuing its business plans.

We are unable to determine at this time whether we will be successful in capitalizing on the aforementioned opportunities in our business environment without proper funding.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three and Nine Month Periods Ended March 31, 2018 and 2017

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Operating expenses:
Selling, general and administrative	$280,173	$372,826	$491,243	$1,390,272
Total Operating Expenses	280,173	372,826	491,243	1,390,272

Loss from Operations	(280,173)	(372,826)	(491,243)	(1,390,272)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	-	96,548		(26,699)
Derivative liability expense	-	(74,125)		(172,442)
Interest expense	(48,045)	(79,130)	(222,201)	(247,553)
Gain on extinguishment of debt	15,918	-	15,918	-
Total other income (expenses)	(32,127)	(56,707)	(206,283)	(446,694)

Net income (loss)	$(312,300)	$(429,533)	$(697,526)	$(1,836,966)

Selling, General, and Administrative Expenses

For the three and nine months ended March 31, 2018, selling, general and administrative expenses were $280,173 and $491,243 respectively, as compared to $372,826 and $1,390,272 for the three and nine months ended March 31, 2017, respectively. For the three and nine month periods ended March 31, 2018 and 2017 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Accounting expense	$5,000	$24,500	$17,500	$65,400
Consulting fees	15,343	35,000	88,843	59,000
Salaries	60,000	60,000	180,000	180,000
Stock-based compensation	182,500	250,000	182,500	1,080,000
Other	17,331	3,326	22,400	5,872
	$280,173	$372,826	$491,243	$1,390,272

The decrease in selling, general and administrative expenses during fiscal 2018, when compared with the prior year, is primarily due to a decrease in stock -based compensation and accounting expense, offset by higher salaries and other expenses.

We believe that our selling, general, and administrative expenses will continue at their current rate as we continue to focus our resources on the search for a business opportunity for the remainder of 2018. Should we begin merger or acquisition procedures, we believe that our selling, general, and administrative expenses will substantially increase.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Gain (loss) on change in fair value of derivative liabilities	$-	$96,548	$-	$(26,699)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either gain or loss, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended			Nine-Months Ended
	March 31,		%	March 31,		%
	2018	2017	Change	2018	2017	Change
Interest expense	$48,045	$79,130	39%	$222,201	$247,553	10%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. We believe that our interest expense will continue at the same levels as the first nine months of 2018 for the remainder of fiscal 2018.

Gain on extinguishment of debt

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Gain on extinguishment of debt	$15,918	$-	$15,918	$-

Liquidity and Capital Resources

At March 31, 2018 and 2017, 100% of our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $44,874 and $128,072 during the nine-month periods ended March 31, 2018 and 2017, respectively, and has a working capital deficit of approximately $4.5 million and $4.9 million at March 31, 2018 and June 30, 2017, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to search for a possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Nine-month period ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(697,526)	$(1,836,966
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(15,918)	-
Gain (loss) on change in fair value of derivative liabilities	-	(26,999)
Derivative liability expense	-	172,442
Stock-based compensation	242,500	1,080,000
Amortization of debt discount	27,083	66,667
Changes in operating assets and liabilities:
Accounts payable	25,171	(4,202)
Accrued interest	195,117	180,886
Accrued compensation	178,699	186,402
Net cash used in operating activities	(44,874)	(128,072)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	37,500	137,000
Advance from officers	46,000	-
Proceeds from sale of preferred stock		-

Net cash provided by financing activities	83,500	137,000

Net increase in cash	38,625	8,928

Nine months ended March 31, 2018

Net cash used in operations during the nine months ended March 31, 2018 decreased by $83,197 or 65% from the same period during fiscal year 2017. The decrease in cash used in operations is primarily due to the decrease in cash paid for consulting fees of $48,000 and the decrease in cash paid for salaries to executives of $23,000, offset by the increase in cash paid for audit and related services. This cash was obtained through the sale of $37,500 of convertible promissory notes, and advances from officers of $46,000.

Capital Raising Transactions

Issuance of convertible notes payable

We generated proceeds of $37,500 from the issuance of convertible notes payable and $46,000 in advances from officers during the nine-month period ended March 31, 2018.

Issuance of promissory notes payable

Other outstanding obligations at March 31, 2017

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.7 million outstanding at March 31, 2018. The accrued interest amounted to approximately $1.2 million as of March 31, 2018. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00005 and $0.00125 per share, at the holders’ option. As of March 31, 2018, all convertible promissory notes have matured, are in default, and remain unpaid.

Notes Payable

The Company had promissory notes aggregating approximately $280,241 at March 31, 2018. The related accrued interest amounted to approximately $217,000 at March 31, 2018. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured, are in default, and remain unpaid as of March 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2018 the Company is not the subject of, or party to, any pending or threatened legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed on October 14, 2017, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

May 10, 2018	By:	/s/ Mark Lucky
Mark Lucky
CEO, principal executive officer, principal financial and accounting officer

