Form 10-K
period 2018-06-30
VISIUM TECHNOLOGIES, INC.
filed 2018-08-20
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-25753

VISIUM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	87-0449667
(State of Incorporation)	(IRS Employer Identification No.)

11325 Random Hills Road, SUITE 360

FAIRFAX, VA 22030

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (703) 225-3443

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2017 was $223,548, at a share price of $0.303 on that date. For purposes of this calculation, an aggregate of 737,782 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2017 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of August 20, 2018: 11,653,614

In this Annual Report on Form 10-K, the terms the “Company,” “Visium,” “we,” “us” or “our” refers to Visium Technologies, Inc., unless the context indicates otherwise.

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

2

VISIUM TECHNOLOGIES, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

Visium Technologies, Inc. is a Florida based company focused on building a global cybersecurity business, by advancing technology and cybersecurity tools and services to support enterprises in protecting their most valuable assets - their data, on their networks, in the cloud, and IoT.

Visium is currently engaged in creating a world-class cybersecurity/digital risk management company, with a focus on network security, threat visualization, Internet of Things, (“IoT”), mobile security, pinpoint threat identification, big-data analytics, and smart cities technologies. Our solutions address the growing security and compliance complexities and risks resulting from the increasing adoption of cloud computing and the proliferation of geographically dispersed IT assets. In July 2018 Visium entered into a license agreement with George Mason University to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents. This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions.

Under the Agreement with George Mason University, the Company is required to make a first commercial sale of a “LICENSED PRODUCT” and/or a first commercial performance of a “LICENSED PROCESS,” as defined in the Agreement, on or before July 30, 2019. The 2019 minimum revenue target for the sale of products and services incorporating the GMRF technology is $100,000. This minimum revenue amount will increase in subsequent years. Also, within 30 days of the Effective date of the Agreement, the Company is required to pay GMRF a non-refundable license issue fee of $20,000. Pursuant to the Agreement, the Company is required to pay to GMRF a running royalty of 5% of “NET SALES,” as defined in the Agreement.

In addition, we have entered into a definitive agreement to acquire Threat Surface Solutions Group, LLC, a company with expertise in Cybersecurity, Testing, Training, and Network Risk Assessment standards and processes. The closing of this acquisition is expected to occur no later than September 1, 2018 and is subject to customary closing conditions.

Employees

At August 20, 2018, we had 2 full time employees.

Our principal offices are located at 11325 Random Hills Road, Suite 360, Fairfax, Virginia 22030. Our telephone number is (703) 225-3443.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $44.7 million as of June 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $4.5 million as of June 30, 2018. This deficit consists of $11,412 in current assets, offset by $4,525,651 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2018 of approximately $59,401. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly-traded company.

As of August 20, 2018, we had minimal cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to being a publicly-traded company. We will need to raise additional capital to support our public-company-related activities.

We had $3,722,244 of convertible notes, notes payable, and accrued interest payable as of June 30, 2018, of which of this entire amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $3.7 million as of June 30, 2018 which are either currently past due or which are due in the current fiscal year. Currently, there is $1,765,949 principal amount of the convertible notes payable which is past due, $270,241 principal of the notes payable which is past due, and $1,686,053 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2018, our executive officer and directors beneficially owns 4,577,739 shares of Common Stock, or approximately 40% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2018	High		Low

Quarter Ended September 30, 2017	$0.909	*	$0.303	*
Quarter Ended December 31, 2017	$0.606	*	$0.303	*
Quarter Ended March 31, 2018	$0.909	*	$0.303	*
Quarter Ended June 30, 2018	$0.303	*	$0.060	*

Fiscal Year Ended June 30, 2017	High		Low

Quarter Ended September 30, 2016	$126.424	*	$14.849	*
Quarter Ended December 31, 2016	$38.909	*	$9.394	*
Quarter Ended March 31, 2017	$7.879	*	$1.212	*
Quarter Ended June 30, 2017	$3.030	*	$0.606	*

* close price adjusted for splits

Stockholders

As of August 15, 2018, there were 867 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Unregistered issuance of Securities

During the fiscal first quarter, the Company issued 203,766 shares of its common stock upon the conversion of $40,030 of principal of its outstanding convertible notes, at an average price of $0.1965 per share.

During the fiscal second quarter, the Company issued 79,334 shares of its common stock upon the conversion of $11,900 of principal of its outstanding convertible notes, at an average price of $0.015 per share.

During the fiscal fourth quarter, the Company issued 994,444 shares of its common stock upon the conversion of $89,500 of principal of its outstanding convertible notes, at an average price of $0.09 per share.

During May 2018 the Company issued 1,500,000 shares of its common stock to its CEO, Mark Lucky, as compensation. The shares were valued at $0.06, the market price on the date of issuance for a total value of $90,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 1,000,000 shares of its common stock to Tom Grbelja, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $60,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 900,000 shares of its common stock to Paul Favata, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $54,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 1,450,000 shares of its common stock to two consultants, as compensation for consulting services. The shares were valued at $0.06, the market price on the date of issuance for a total value of $87,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During May 2018 the Company issued 1,131,350 shares of its common stock to three consultants, as compensation for consulting services. The shares were valued at $0.12, the market price on the date of issuance for a total value of $135,762. The expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During May 2018 we sold 100,000 shares of common stock, valued at $10,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Share Repurchases

None.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

The Company was incorporated in Nevada as Jaguar Investments, Inc. during October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007. In March 2018 the Company changed its name to Visium Technologies, Inc.

On February 12, 2009, the Company filed Form 15 to terminate registration of its common stock under section 12(g) of the Securities Exchange Act of 1934 and subsequently has not submitted any filings to the Securities and Exchange Commission. During the period from February 2009 through April 2010, the Company had several changes to its officers and directors and moved its offices twice. The Company’s Chairman and President since April 2010, and its Chief Executive Officer from July 2010 to April 2017, and then reappointed as Chief Executive Officer on September 25, 2017 until February 12, 2018, was Kevin Yates.

The current Chairman and CEO since February 12, 2018 is Mark Lucky. The Company’s headquarters is located at 11325 Random Hills Road, Suite 360, Fairfax, VA 22124. Since February 2018, the Company’s current management has focused on creating a world-class cybersecurity/digital risk management company, with a focus on network security, threat visualization, Internet of Things, (“IoT”), mobile security, pinpoint threat identification, big-data analytics, and smart cities technologies. Our solutions address the growing security and compliance complexities and risks resulting from the increasing adoption of cloud computing and the proliferation of geographically dispersed IT assets. In July 2018 Visium entered into a license agreement with George Mason University to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents. This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions. In addition, we have entered into a definitive agreement to acquire Threat Surface Solutions Group, LLC, a company with expertise in Cybersecurity, Testing, Training, and Network Risk Assessment standards and processes. The closing of this acquisition is expected to occur no later than September 1, 2018 and is subject to customary closing conditions.

In addition, the Company is focused on increasing the Company’s shareholder value by improving the Company’s balance sheet by reducing liabilities and regaining use of certain of its intellectual property and software.

Results of Operations

Selling, General, and Administrative Expenses

For the year ended June 30, 2018, selling, general and administrative expenses were $1,043,230 as compared to $2,056,854 for the year ended June 30, 2017, a decrease of $1,013,624 or approximately 49%. For the years ended June 30, 2018 and 2017 selling, general and administrative expenses consisted of the following:

	2018	2017	Increase/ (Decrease)	% Change
Accounting expense	$13,854	$75,400	$(61,546)	(81.63)%
Consulting fees	100,000	105,650	(5,650)	(5.35)%
Salaries	240,000	720,000	(480,000)	(66.67)%
Stock-based consulting expense	299,595	-	299,595	100%
Stock-based Compensation	358,500	1,080,000	(721,500)	(66.81)%
Legal fees	9,240	64,000	(54,760)	(85.56)%
Travel	-	732	(732)	(100.00)%
Other	22,040	11,072	10,968	99.06%
	$1,043,230	$2,056,854	$(1,013,624)	(49.28)%

The decrease in selling, general and administrative expenses during fiscal 2018, when compared with the prior year, is primarily due to a decrease in stock-based compensation and salaries, offset primarily by increases in stock-based consulting expenses.

Gain on Change in Derivative Liability

	Years ended
	June 30,
	2018	2017
Gain (loss) on change in fair value of derivative liabilities	$-	$636,096

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2018 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities.

During fiscal 2017, the Company’s management had a change in accounting estimate related to the accounting for derivative liabilities. Due to the Company’s current share price and lack of trading liquidity in the Company’s common stock, the convertible notes were determined to have no basis for applying a derivative liability to the conversion of these notes. As a result, the Company recorded a change in accounting estimate which resulted in a gain on change in derivative liability of approximately $636,000.

Interest Expense

	Years Ended
	June 30,		%
	2018	2017	Change
Interest Expense	$275,975	$339,351	(18.7)%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The decrease in interest expense during fiscal 2018 is primarily due to lower amortization of debt discount of $81,667, along with a decrease in the average interest rate on interest-bearing liabilities.

Gain on Debt Settlement	Years Ended
	June 30,
	2018	2017
Gain on debt settlement	$25,137	$-

Debt Conversion Expense	Years Ended
	June 30,
	2018	2017
Debt conversion expense	$96,272	$-

Liquidity and Capital Resources

	Balance at June 30,
	2018	2017
Cash	$11,412	$2,313
Accounts payable and accrued expenses	626,584	565,468
Accrued compensation	155,825	280,125
Notes, convertible notes, and accrued interest	3,722,242	4,086,051

At June 30, 2018 and 2017, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2018. As of August 20, 2018, we had approximately $60,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly-traded company, and from $2 to $5 million to implement a plan of operation. We anticipate we will need to raise up to $2 million to complete the acquisitions that we have identified. If these funds cannot be obtained, we may not be able to consummate an acquisition or merger, and our business may fail as a result.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $59,401 and $278,993 during the years ended June 30, 2018 and 2017, respectively, and has a working capital deficit of approximately $4.5 million and $4.9 million at June 30, 2018 and 2017, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,390,340)	$(1,760,109)
Non-cash Adjustments:
Gain on extinguishment of debt	(25,137)
Debt conversion expense	96,272	-
Stock based compensation	658,095	1,080,000
Amortization of debt discount	27,083	81,667
(Gain) loss on change in derivative liability	-	(636,096)
Convertible note issued for consulting expense	-	480,000
Changes in assets and liabilities
Accrued interest	239,670	257,684
Accrued compensation	240,000	264,302
Accounts payable and accrued expenses	94,956	(46,442)
Net cash used in operations	(59,401)	(278,993)

Cash flows from financing activities:
Advance from officers	21,000	-
Proceeds from sale of common stock	10,000	-
Proceeds from issuance of short term note payable	-	30,000
Proceeds from issuance of convertible notes payable	37,500	249,500
Net cash provided by financing activities	68,500	279,500

Net increase in cash	$9,099	$507

Year ended June 30, 2018

Net cash used in operations in fiscal year 2018 decreased by $219,592 or 79% from fiscal year 2017. This cash was obtained through the sale of $37,500 of convertible promissory notes, the sale of $10,000 of the Company’s $0.0001 par value common stock, and advances from directors of $21,000.

Year ended June 30, 2017

Net cash used in operations in fiscal year 2017 totaled $278,993. This cash was obtained through the sale of $249,500 of convertible promissory notes and the sale of $30,000 of short term notes payable.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated proceeds of $37,500 and $279,500 during fiscal 2018 and 2017, respectively, from the issuance of convertible notes payable and promissory notes.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.6 million and $2.2 million outstanding at June 30, 2018 and 2017, respectively. The accrued interest amounted to approximately $1,493,000 and $1,235,000 at June 30, 2018 and 2017, respectively. The Convertible Notes Payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $1.875 and $0.75 per share, at the holders’ option. At June 30, 2018, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2018	June 30, 2017
Convertible Notes Payable	$1,617,984	$2,201,914
Discount on convertible notes	-	(27,083)
Notes Payable, net of discount	$1,617,984	$2,174,831

Additionally, upon conversion, the holders of $192,000 of convertible promissory notes are also entitled to 12,800,000 warrants, exercisable at a rate of $37.50. The warrants expire 3 years from the date of issuance.

Convertible notes payable to ASC Recap LLC

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction that was never consummated and therefore there was no performance by ASC to earn the notes. As a result, while the Company continues to carry the balance of these notes on its balance sheet, it does not believe the notes payable balances are owed. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion.

Notes Payable

The Company had promissory notes aggregating approximately $270,000 at June 30, 2018 and June 30, 2017. The related accrued interest amounted to approximately $245,237 and $222,414 at June 30, 2018 and 2017, respectively. The notes payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2018.

Warrants

As of June 30, 2018, we had no outstanding warrants.

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

The Company believes the certain conversion features embedded in convertible notes payable are not clearly and closely related to the economic characteristics of the Company’s stock price. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2018 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2018, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of three members, however we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

A material weakness is “a significant deficiency, or a combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2018:

Name	Age	Position
Mark Lucky	59	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	59	Director
Paul Favata (1)(2)	53	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

Mr. Mark Lucky has served as the Company’s Chief Executive Officer, Treasurer, Secretary, and Chairman of the Company’s Board of Directors since February 2018. Mr. Lucky has been a certified public accountant and has more than 15 years of experience serving as a public company chief financial officer. His professional experience includes working with start-ups, development-stage and mature companies in a wide variety of industries. From May 2014 until February 2018 Mr. Lucky has worked as a consultant to various public and private companies, including Visium Technologies, Inc., Intelligent Living America, Inc. (OTCBB: ILIV), and Ronn Motor Group, Inc. Prior to that, Mr. Lucky served as the CFO for IceWeb Inc. (OTCBB: IWEB) from March 2007 to May 2014. From 2004 to 2005 he served as Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc (NASDAQ: AXPH) a San Francisco, California-based early stage drug discovery biotech company, PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc., Mindscape, Inc., The Walt Disney Company and KPMG. Mr. Lucky formerly served as a member of the board of directors of Intelligent Living America, Inc., VOIS Inc. and HASCO Medical, Inc. Mr. Lucky received a B.A. degree in Economics from the University of California, Los Angeles.

We believe that Mr. Lucky’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Lucky should be serving as a member of our board of directors.

Mr. Thomas Grbelja previously served as a director of Realbiz Media Group, Inc. (OTCBB: RBIZ), and served as their Chief Financial Officer from June 19, 2015 to January 2, 2017. Mr. Grbelja has spent over 30 years as a Certified Public Accountant providing a wide variety of professional accounting, tax and financial consulting services to professional service, manufacturing, and construction industry participants. Since 1990 he has served as the President and a Founding Member of Burke Grbelja & Symeonides, LLC, Certified Public Accountants, an accounting firm based in Rochelle Park, New Jersey. In addition, between 1983 and 1990, Mr. Grbelja worked as an accountant at Coopers & Lybrand, where he was responsible for the overall audit engagement, including filings with the SEC, for certain large, publicly traded companies. He received his undergraduate degree in accounting at Fairleigh Dickinson University and is a Certified Public Accountant.

Based on his business experience the Company believes that Mr. Grbelja is well-qualified to serve on the Company’s Board of Directors.

Mr. Paul Favata is a 29-year Wall Street veteran who began his career on the American Stock Exchange (AMEX), working for two smaller member firms, before moving to the New York Stock Exchange (NYSE). After five years with one of the largest specialist firms on the floor, Mr. Favata left the exchange in 1992 to work on the sell-side. Mr. Favata spent the bulk of the 1990’s with a small boutique firm working in both the retail and institutional sales areas. Mr. Favata held the position of Senior Vice President of Finance at a small, privately-held consulting firm that advised clients on acquisitions and long-term financing strategies. Since 2008, Mr. Favata has held various C-level executive positions including; as Chief Financial Officer of a $60 million annual revenue telecom provider having management oversight and responsibility for all financial functions while overseeing all revenues, costs, capital expenditures, investments and debt. Most recently, President of a publicly traded company specializing in the acquisition and integration of IT and Cloud Technology service providers and Internet and web technologies. Mr. Favata resides, with his family, in Saint Petersburg, Florida.

We believe that Mr. Favata’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Favata should be serving as a member of our board of directors.

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, and a Compensation Committee, and meet as a whole to fulfill the functions of the Nominating Committee.

Audit Committee. Mr. Favata and Mr. Grbelja are members of the Audit Committee. The Audit Committee of our Board of Directors was formed to assist the Board of Directors in fulfilling its oversight responsibilities for the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent auditors. The Audit Committee will also prepare the report that SEC rules require be included in our annual proxy statement. The Audit Committee has adopted a charter which sets forth the parameters of its authority The Audit Committee Charter provides that the Audit Committee is empowered to:

●	Appoint, compensate, and oversee the work of the independent registered public accounting firm employed by our company to conduct the annual audit. This firm will report directly to the audit committee;

●	Resolve any disagreements between management and the auditor regarding financial reporting;

●	Pre-approve all auditing and permitted non-audit services performed by our external audit firm;

●	Retain independent counsel, accountants, or others to advise the committee or assist in the conduct of an investigation;

●	Seek any information it requires from employees - all of whom are directed to cooperate with the committee’s requests - or external parties;

●	Meet with our officers, external auditors, or outside counsel, as necessary; and

●	The committee may delegate authority to subcommittees, including the authority to pre-approve all auditing and permitted non-audit services, provided that such decisions are presented to the full committee at its next scheduled meeting.

Each Audit Committee member is required to:

●	satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

●	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Each committee member is required to be financially literate and at least one member is to be designated as the “financial expert,” as defined by applicable legislation and regulation. No committee member is permitted to simultaneously serve on the audit committees of more than two other public companies. As we expand our Board of Directors with additional independent directors the number of directors serving on the Audit Committee will also increase.

A copy of the Audit Committee Charter is available on our website at www.visiumtechnologies.com under “Investor Relations”.

Compensation Committee. Mr. Favata and Mr. Grbelja are members of the Compensation Committee. The Compensation Committee was appointed by the Board to discharge the Board’s responsibilities relating to:

●	compensation of our executives,

●	equity-based compensation plans, including, without limitation, stock option and restricted stock plans, in which officers or employees may participate and

●	arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension or savings arrangements, change in control agreements and restrictive covenants.

The Compensation Committee has adopted a charter. The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of our company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees, reviews and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for producing an annual report on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

Each Compensation Committee member is required to:

●	satisfy the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, and all rules and regulations promulgated by the SEC as well as the rules imposed by the stock exchange or other marketplace on which our securities may be listed from time to time, and

●	meet the definitions of “non-employee director” for purposes of SEC Rule 16b-3 and “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Pursuant to our Compensation Committee Charter, the Compensation Committee is charged with evaluating and recommending for approval by the Board of Directors the compensation of our executive officers. In addition, the Compensation Committee also evaluates and makes recommendations to the entire Board of Directors regarding grants of options which may be made as director compensation. The Compensation Committee does not delegate these authorities to any other persons nor does it use the services of any compensation consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended June 30, 2018, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(2)(3)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Kevin Yates,	2018	150,000	-					8,843	158,843
Former Chief Executive Officer	2017	240,000	-	860,000	-	-	-	555,500	1,655,500

Mark Lucky	2018	90,000	-	110,000	-	-	-	-	200,000
Chief Executive Officer and Chief Financial Officer	2017	27,500	-	220,000	-	-	-	-	247,500

(1)	Other compensation for Mr. Yates during fiscal 2018 and 2017 represented funds paid to C3i Services, LLC, a related party by means of common ownership and management of the Company. The related parties provided assistance to Mr. Yates in his duties. In addition, Mr. Yates was issued a convertible note in the amount of $480,000 during fiscal 2017 in conjunction with his severance pay related to his resignation as Chief Executive Officer. This note was subsequently forgiven by Mr. Yates when he departed the Company.

(2)	Amounts represent accrued compensation for Mr. Yates. Actual amounts paid totaled $9,000 for the year ended June 30, 2018.

(3)	Amounts represent accrued compensation for Mr. Lucky. Actual amounts paid totaled $30,000 for the year ended June 30, 2018.

Employment Agreements

Currently no employees are party to any employment agreement with the Company. We anticipate that as we complete certain acquisition transactions, the Company will enter into employment agreements with key executives.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2018 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, and Mr. Mark Lucky, who is also an executive officer of our company. In February and April 2018 Messrs. Favata and Grbelja each received restricted stock grants as compensation for their Board services. The following table sets forth the restricted stock grants issued to Messrs. Favata and Grbelja as compensation for their Board service:

	FY2018		FY2017
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	1,250,000	$115,000	-	-
Paul Favata	1,058,333	83,500	-
	2,308,333	$198,500	$-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At August 20, 2018, we had 11,653,614 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of August 20, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership

	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF
	BENEFICIAL	% OF	BENEFICIAL	% OF	VOTING
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	CONTROL (1)
Mark Lucky	2,273,572	19.5%	1	100.0%	63.9%
Tom Grbelja	1,291,668	11.1%			7.3%
Paul Favata	1,095,833	9.4%			6.2%
Officers and directors as a group	4,661,073	40.0%	1	100.0%	77.5%

John Guevara	1,206,668	10.4%			6.9%
Jack White & Associates	873,334	7.5%			5.0%
Total	6,741,076	57.8%	1	0.0%	89.3%

(1)	Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series AA Preferred Stock August 20, 2018. On that date, we had 11,653,614 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2018.

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

Common Stock

During fiscal 2018 we issued shares of our common stock as follows:

During the fiscal first quarter, the Company issued 203,766 shares of its common stock upon the conversion of $40,030 of principal of its outstanding convertible notes, at an average price of $0.1965 per share.

During the fiscal second quarter, the Company issued 79,334 shares of its common stock upon the conversion of $11,900 of principal of its outstanding convertible notes, at an average price of $0.015 per share.

During the fiscal fourth quarter, the Company issued 994,444 shares of its common stock upon the conversion of $89,500 of principal of its outstanding convertible notes, at an average price of $0.09 per share.

During May 2018 the Company issued 1,500,000 shares of its common stock to its CEO, Mark Lucky, as compensation. The shares were valued at $0.06, the market price on the date of issuance for a total value of $90,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 1,000,000 shares of its common stock to Tom Grbelja, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $60,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 900,000 shares of its common stock to Paul Favata, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $54,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 1,450,000 shares of its common stock to two consultants, as compensation for consulting services. The shares were valued at $0.06, the market price on the date of issuance for a total value of $87,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During May 2018 the Company issued 1,131,350 shares of its common stock to three consultants, as compensation for consulting services. The shares were valued at $0.12, the market price on the date of issuance for a total value of $135,762. The expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During May 2018 we sold 100,000 shares of common stock, valued at $10,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Issuances of Common Stock During 2017

During fiscal 2017 we issued shares of our common stock as follows:

On August 15, 2017, the Company issued 6,667 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $90.00 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On August 15, 2017, the Company issued 1,667 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $90.00 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On August 15, 2017, the Company issued 667 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $120.00 per share for a total value of $80,000.

On December 12, 2017, the Company issued 1,667 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On December 12, 2017, the Company issued 1,667 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On December 12, 2017, the Company issued 3,333 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On January 11, 2018, the Company issued 8,333 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On January 11, 2017, the Company issued 33,333 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During the fiscal first quarter, the Company issued 1,600 shares of its common stock upon the conversion of $18,597 of principal of its outstanding convertible notes, at an average price of $11.62 per share.

During the fiscal second quarter, the Company issued 3,831 shares of its common stock upon the conversion of $13,454 of principal of its outstanding convertible notes, at an average price of $3.52 per share.

During the fiscal third quarter, the Company issued 141,083 shares of its common stock upon the conversion of $86,740 of principal of its outstanding convertible notes, at an average price of $0.61 per share.

During the fiscal fourth quarter, the Company issued 293,421 shares of its common stock upon the conversion of $51,047 of principal of its outstanding convertible notes, at an average price of $0.17 per share.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. The Board has determined that each of Paul Favata and Tom Grbelja are “independent” in accordance with such definition.

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

The former certifying accountant, D’Arelli Pruzansky, P.A., has provided the Company with a letter addressed to the United States Securities and Exchange Commission stating it agrees with the statements of the Form 8-K which was filed on May 11, 2018. A copy of the letter is filed concurrently herewith as Exhibit 16.1.

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

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2018	2017
Audit Fees Paid to D’Arelli Pruzansky, P.A. (1)	$-	$10,000
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	22,500	20,000

Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$22,500	$30,000

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

b. Exhibits

Exhibit No.	Description of Exhibit

2.1	Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)

2.2	Agreement and Plan of Merger Between Fittipaldi Logistics, Inc. and State Petroleum Distributors, Inc. (30)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc. (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and Visium Technologies, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between Visium Technologies, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.19	Visium/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

10.24	Exclusive License Agreement between George Mason Research Foundation, Inc. and Visium Technologies, Inc.

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

101.	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-131832 filed on February 14, 2006.

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/S/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: August 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/S/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	August 20, 2018
(principal accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Visium Technologies, Inc (the Company) as of June 30, 2018 and 2017, and the related statements of income, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses for the year ended June 30, 2018 the Company had a net loss of $1,390,340, had net cash used in operating activities of $59,401, and had negative working capital of $4,514,240. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017.
Coconut Creek, Florida
August 20, 2018

VISIUM TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30,
	2018	2017
ASSETS
Current assets:
Cash	$11,412	$2,313

Total current assets	11,412	2,313

Total assets	$11,412	$2,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$626,583	$565,468
Accrued compensation	155,825	65,825
Accrued interest	1,686,054	1,493,014
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $27,083, respectively	1,617,984	2,174,831
Notes payable	270,241	270,241
Due to officers	21,000	214,300
Total current liabilities	4,525,652	4,931,643

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2018 and 2017, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of June 30, 2018 at Juned 30, 2017, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2018 and no shares issued and outstanding at June 30, 2017, respectively)	0	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 23,212,549 shares issued and 9,376,441 outstanding at June 30, 2018, and 499,152 shares issued and outstanding at June 30, 2017, respectively (See Note 5)	937	50
Additional paid in capital	40,160,699	38,356,156
Accumulated deficit	(44,691,196)	(43,300,856)
Total stockholders’ deficit	(4,514,240)	(4,929,330)

Total liabilities and stockholders’ deficit	$11,412	$2,313

See accompanying notes to financial statements.

VISIUM TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2018	June 30, 2017

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	1,043,230	2,056,854
Total operating expenses	1,043,230	2,056,854

Loss from operations	(1,043,230)	(2,056,854)

Other income (expense)
Gain on change in fair value of derivative liabilities	-	636,096
Interest expense	(275,975)	(339,351)
Debt conversion expense	(96,272)	-
Gain on debt settlement	25,137	-
Total other income (expense)	(347,110)	296,745

Net income (loss)	$(1,390,340)	$(1,760,109)

Weighted average common shares
Basic	1,999,018	118,087
Diluted	1,999,018	118,087

Net loss Per Common Share –Basic and Diluted:	$(0.70)	$(14.91)

See accompanying notes to financial statements.

VISIUM TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	Preferred Stock -		Preferred Stock -		Preferred Stock -		Common
	Series A		Series B		Series AA		Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2016	13,992,340	13,992	1,327,640	$1,328	-	$-	1,885	$0	$37,026,370	$(41,540,747)	$(4,499,056)

Shares issued as compensation							56,667	6	1,079,994		$1,080,000

Shares issued for accrued compensation							667	0	80,000		$80,000

Shares issued for conversion of notes payable							439,934	44	169,790		$169,834

Net income for the year ended June 30, 2017										(1,760,108)	$(1,760,108)

Balance at June 30, 2017	13,992,340	$13,992	1,327,640	$1,328	-	$-	499,152	$50	$38,356,155	$(43,300,855)	$(4,929,330)

Shares issued as compensation							4,308,335	431	358,069		$358,500
Shares issued for consulting services							3,095,241	310	299,285		$299,595
Shares issued for accrued payables							95,238	10	59,990		$60,000
Proceeds from sale of stock					1	0	100,000	10	9,990		$10,000
Shares issued due to reverse split (rounding)							930	0			$0
Shares issued for conversion of notes payable							1,277,546	128	141,302		$141,430
Debt conversion expense									96,273		96,273
Forgiveness of debt due to former officer									839,634		$839,634
Net loss for the year ended June 30, 2018										(1,390,340)	$(1,390,340)

Balance at June 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	9,376,441	$938	$40,160,699	$(44,691,196)	$(4,514,240)

See accompanying notes to financial statements.

VISIUM TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income (loss)	$(1,390,340)	$(1,760,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	27,083	81,667
Stock based compensation	658,095	1,080,000
Gain on forgiveness of debt	(25,137)	-
Gain on change in fair value of derivative liabilities	-	(636,096)
Convertible note issued for severance agreement	-	480,000
Debt conversion expense	96,272	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	94,956	(46,442)
Accrued compensation	240,000	264,302
Accrued interest	239,670	257,684
Net cash used in operating activities	(59,401)	(278,993)

Cash flows from financing activities:
Advance from officers	21.000	-
Proceed from sale of common stock	10,000	-
Proceeds from short term note payable	-	30,000
Proceeds from convertible notes payable	37,500	249,500
Net cash provided by financing activities	68,500	279,500

Net increase in cash	9,099	507

Cash at beginning of year	2,313	1,806

Cash at end of year	$11,412	$2,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Issuance of common stock for conversion of debt	$141,430	$169,834
Issuance of common stock to satisfy accrued compensation	$242,500	$80,000

See accompanying notes to financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Visium Technologies, Inc., or the Company, is currently a Florida corporation that was originally incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, Fittipaldi Logistics, Inc. between November 2006 and December 2007, and as NuState Energy Holdings, Inc. between December 2007 and March 5, 2018 when it changed its name to Visium Technologies, Inc.

The Company is focused on digital risk management, cybersecurity, and technology services for network physical security, the Cloud, mobility solutions, and the Internet of Things (“IOT”).

The Company named Mark Lucky as its Chief Executive Officer in February 2018 to provide strategic expertise in pursuing its business plans.

On March 5, 2018 a majority of the common shareholders approved certain corporate actions, and the Company filed an amendment to its Articles of Incorporation with the State Department of Corporations in the State of Florida to effect the following changes, effective March 1, 2018:

(i)	reverse the Common stock by a ratio of three thousand for one (3,000:1). The board of directors was authorized to implement the reverse stock split.

(ii)	change the name of the Company to Visium Technologies, Inc. from Nustate Energy Holdings, Inc.

(iii)	amend our Amended and Restated Articles of Incorporation to designate Series AA Convertible Preferred Stock which provides that the Holder shall vote on all matters as a class with the holders of the Company’s Common Stock and shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended June 30, 2018 we had a net loss of $1,390,340, had net cash used in operating activities of $59,401, and had negative working capital of $4,514,240. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is in the process of acquiring an operating entity actively engaged in a business that generates sustained revenues. We are also considering several additional potential acquisitions and are investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

We intend to restrict our consideration of potential business to communications, services, or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction may result in a significant issuance of shares and substantial dilution to our present stockholders.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Black-Scholes-Merton stock based compensation valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2018 and 2017.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2018 and 2017, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2018 and 2017, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended June 30, 2017, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017. As of June 30, 2018 the Company has still determined that there was no active market for the Company’s common stock.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2017 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2018, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2017 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

Segment Reporting

The Company operates in one business segment which technologies are focused on cybersecurity.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital leases and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, the Company expects that upon adoption in the fiscal year ending April 30, 2020, it will recognize ROU assets and lease liabilities and the amounts could be material.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of operations, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted the ASU on May 1, 2017. Effective with the adoption of the ASU all share-based awards continue to be accounted for as equity awards, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows on a prospective basis and the Company has elected to continue to estimate expected forfeitures over the course of a vesting period. The adoption of the ASU had no material impact on the retained earnings, other components of equity or net assets as of the beginning of the period of adoption.

In August 2016, the FASB issued ASU Update No. 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. This update will be effective for fiscal years beginning after December 15, 2017 (the Company’s fiscal year ending April 30, 2019), and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company plans to adopt the ASU in its fiscal year ending April 30, 2019. The Company does not expect the impact of the adoption of this ASU to have a material impact on the Company’s consolidated statements of cash flows.

In May 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of April 30, 2018. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management has early adopted this guidance and has determined that no changes were necessary for the prior year presented in these financials because the only applicable restricted stock awards were granted in April 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. This standard is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company early adopted this standard effective July 1, 2017. Since the Company has not earned any revenue to date, there was no impact to the financial statements upon adoption.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the financial statements for the year ended June 30, 2018 and 2017 as their effect would be anti-dilutive.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 3: DERIVATIVE LIABILITY

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

Changes in the derivative liabilities during the years ended June 30, 2018 and 2017 are as follows:

Derivative liabilities at June 30, 2016	$636,096
Derivative liability expense	-
Gain on change in fair value of derivative liability, recognized as other income	(636,096)
Derivative liabilities at June 30, 2017 and 2018	$-

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2018 and June 30, 2017 convertible debentures consisted of the following:

	June 30,
	2018	2017
Convertible notes payable	$1,617,984	$2,201,914
Discount on convertible notes	-	(27,083)
Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,765,949	$2,322,796

The Company had convertible promissory notes aggregating approximately $1.8 million and $2.3 million at June 30, 2018 and June 30, 2017, respectively. The related accrued interest amounted to approximately $1.44 million and $1.27 million at June 30, 2018 and June 30, 2017, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.09 to $22,500 per share. At June 30, 2018, all $1.7 million of convertible promissory notes had matured, are in default and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing the notes and does not believe that the balances of these notes are owed. See Note 10 – Subsequent Events in the footnotes to the financial statements. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share.

During the year ended June 30, 2018, the Company amended the conversion terms for twelve convertible noteholders. The amended notes totaled $139,225 in principal and were amended such that the conversion price is fixed at $0.09 per share, from conversion terms that were priced at a 50% discount of the average closing bid price per share of Common Stock during the ten consecutive trading days immediately prior to any such conversion. For those notes that were converted immediately after the amendment, the Company recorded a debt conversion expense of $96,272, in accordance with guidance in ASC-470 for induced debt conversions. The Company recorded an expense of $96,272 as a loss on reconstruction of debt related to the amendments to these notes.

For the year ended June 30, 2018, the following summarizes the conversion of debt for common shares:

Date		Shares Issued (Post-Split)	Amount Converted	Conversion Price Per Share
07/10/2017	GOLD COAST CAPITAL LLC	60,000	$9,000	$0.15
07/10/2017	ENTERPRISE SOLUTIONS LLC	29,767	8,930	$0.30
07/31/2017	ENTERPRISE SOLUTIONS LLC	33,333	5,000	$0.15
08/08/2017	ENTERPRISE SOLUTIONS LLC	33,334	10,000	$0.30
08/28/2017	ENTERPRISE SOLUTIONS LLC	33,334	5,000	$0.15
09/06/2017	ENTERPRISE SOLUTIONS LLC	14,000	2,100	$0.15
10/09/2017	ROYAL PALM CONSULTING SERVICES LLC	39,667	5,950	$0.15
10/03/2017	ROYAL PALM CONSULTING SERVICES LLC	39,667	5,950	$0.15
06/08/2018	LANCE QUARTIERI	994,444	89,500	0.09

	Total	1,277,546	$141,430	$0.11

Transactions

During the year ended June 30, 2018 we issued convertible notes to three investors, totaling $37,500. The notes bear interest at 12% and have a term of sixty days.

Notes Payable

The Company had promissory notes aggregating $270,241 at both June 30, 2018 and June 30, 2017, respectively. The related accrued interest amounted to approximately $245,000 and $222,000 at June 30, 2018 and June 30, 2017, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2018 have matured, are in default, and remain unpaid.

Transactions

The Company generated proceeds of $249,500 from the issuance of convertible promissory notes with interest rates of 0% during fiscal 2017, and $30,000 from the issuance of a short term note payable, with an interest rate of 0% during fiscal 2017.

The Company recognized interest expense of approximately $276,000 and $339,400 during fiscal 2018 and 2017, respectively.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2018, the Company had 10,000,000,000 authorized common shares. At June 30, 2018 the Company issued 23,212,549 common shares of which 9,376,441 were outstanding, as a result of the unvested shares issued for the restricted stock awards granted during the year. See Note 6.

The Company effected a reverse split of our Common stock by a ratio of three thousand for one (3,000:1). The board of directors was authorized to implement the reverse stock split effective March 5, 2018. The reverse stock split adjusted the then issued and outstanding Common shares of the company from 4,457,470,456 Common Shares to a total of 1,485,824 Common Shares. This action had no effect on the number of Authorized common shares of the Company.

Issuances of Common Stock During 2018

Convertible Notes Payable

During the fiscal first quarter, the Company issued 203,767 shares of its common stock upon the conversion of $40,030 of principal of its outstanding convertible notes, at an average price of $0.1965 per share.

During the fiscal second quarter, the Company issued 79,333 shares of its common stock upon the conversion of $11,900 of principal of its outstanding convertible notes, at an average price of $0.015 per share.

During the fiscal fourth quarter, the Company issued 994,446 shares of its common stock upon the conversion of $89,500 of principal of its outstanding convertible notes, at an average price of $0.09 per share.

Stock Based Compensation

During May 2018 the Company issued 1,500,000 shares of its common stock to its CEO, Mark Lucky, as compensation. The shares were valued at $0.06, the market price on the date of issuance for a total value of $90,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 1,000,000 shares of its common stock to Tom Grbelja, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $60,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 900,000 shares of its common stock to Paul Favata, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $54,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During May 2018 the Company issued 1,450,000 shares of its common stock to two consultants, as compensation for consulting services. The shares were valued at $0.06, the market price on the date of issuance for a total value of $87,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During May 2018 the Company issued 1,131,350 shares of its common stock to three consultants, as compensation for consulting services. The shares were valued at $0.12, the market price on the date of issuance for a total value of $135,762. The expense is included in general and administrative expenses and was recognized on the date the stock was issued.

Sale of Restricted Common Stock

During May 2018 we sold 100,000 shares of common stock, valued at $10,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Grants of Restricted Common Stock

During the quarter ended March 31, 2018 the Company issued a restricted share award of 166,667 shares of its $0.0001 par value common stock to its new CEO, Mark Lucky, as compensation. The shares were valued at $50,000, or $0.30 per share on a post reverse split basis. On a pre-reverse split basis, the shares were issued at par value as there was no active market in our common stock.

During the quarter ended March 31, 2018 the Company issued a restricted share award of 166,667 shares of its $0.0001 par value common stock to its new board member, Tom Grbelja, as compensation for services rendered. The shares were valued at $50,000, or $0.30 per share on a post reverse split basis. On a pre-reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2018 the Company issued a restricted share award of 83,334 shares of its $0.0001 par value common stock to its new board member, Paul Favata, as compensation for services rendered. The shares were valued at $25,000, or $0.30 per share on a post reverse split basis. On a pre-reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2018 the Company issued 191,669 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $57,500, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2018 the Company issued 95,238 shares of its $0.0001 par value common stock to satisfy a liability owed to a Company controlled by our CEO. The shares were valued at $60,000, or $0.63 per share on a post reverse split basis, the weighted average market price for the ten preceding days from the date that the shares were issued.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 5: STOCKHOLDERS’ DEFICIT, continued

Issuances of Common Stock During 2017

During fiscal 2017 we issued shares of our common stock as follows:

On August 15, 2017, the Company issued 6,667 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $90.00 per share, the market price of the common stock on the date of issuance for a total value of $600,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On August 15, 2017, the Company issued 1,667 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $90.00 per share, the market price of the common stock on the date of issuance for a total value of $150,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On August 15, 2017, the Company issued 667 shares of its common stock to its former CEO, Kathleen Roberton, pursuant to a settlement agreement, for unpaid wages. Per agreement, the shares were valued at $120.00 per share for a total value of $80,000.

On December 12, 2017, the Company issued 1,667 shares of its common stock to its former CEO, Kevin Yates, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On December 12, 2017, the Company issued 1,667 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $10,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On December 12, 2017, the Company issued 3,333 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $20,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On January 11, 2018, the Company issued 8,333 shares of its common stock to its former CFO, Mark Lucky, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $50,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

On January 11, 2017, the Company issued 33,333 shares of its common stock to a company controlled by its former CEO, Kevin Yates, as compensation. The shares were valued at $6.00 per share, the market price of the common stock on the date of issuance for a total value of $200,000. This expense is included in general and administrative expenses and was recognized on the date the stock was issued.

During the fiscal first quarter, the Company issued 1,600 shares of its common stock upon the conversion of $18,597 of principal of its outstanding convertible notes, at an average price of $11.62 per share.

During the fiscal second quarter, the Company issued 3,831 shares of its common stock upon the conversion of $13,454 of principal of its outstanding convertible notes, at an average price of $3.52 per share.

During the fiscal third quarter, the Company issued 141,083 shares of its common stock upon the conversion of $86,740 of principal of its outstanding convertible notes, at an average price of $0.61 per share.

During the fiscal fourth quarter, the Company issued 293,421 shares of its common stock upon the conversion of $51,047 of principal of its outstanding convertible notes, at an average price of $0.17 per share.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 5: STOCKHOLDERS’ DEFICIT, continued

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

Series AA Convertible Preferred Stock

In March 2018, the Company authorized and issued one share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our CEO, is the holder of the one share of Series AA Convertible Preferred Stock.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

Note 6 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the year ended June 30, 2018 and 2017 is presented in the following table:

	For the Year ended
	June 30, 2018		June 30, 2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	—	$—	—	—
Granted	14,650,000	$0.06	—	—
Vested	813,892	$0.06	—	—
Unvested at end of period	13,836,108	$0.06	—	—

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2018 was $830,166 and is expected to be recognized over a weighted average period of 2.83 years.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 7: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2018 and 2017 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2018	2017
Statutory federal rate	(28.1)%	(35.0)%
State income tax rate, net of federal benefit	(3.6)%	(3.5)%
Permanent differences, including stock based compensation	8.6%	(5.6)%
Change in valuation allowance	23.1%	44.1%
Effective tax rate	0.0%	0.0%

At June 30, 2018 and 2017 the Company’s deferred tax assets were as follows:

	June 30, 2018	June 30, 2017
Tax benefit of net operating loss carry forward	$6,244,000	$10,704,000
Less: valuation allowance	(6,244,000)	(10,704,000)
Net deferred tax assets	$-	$-

As of June 30, 2018, the Company had unused net operating loss carry forwards of approximately $31.1 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The Company’s valuation allowance at June 30, 2018 and 2017 was $6,244,000 and $10,704,000, respectively. The change in the valuation allowance during the year ended June 30, 2018 was a decrease of approximately $4.5 million. The change in the valuation allowance during the year ended June 30, 2017 was an increase of $340,000. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21.7% for the year ended June 30, 2018. Going forward the blended rate will be 25.4% for future years. The change in blended tax rate reduced the 2018 net operating loss carry forward deferred tax assets by approximately $4.5 million.

VISIUM TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE 8: RELATED PARTY TRANSACTIONS

During fiscal 2018 and 2017, the Company incurred expenses of $8,843 and $97,841, respectively, to a related party by means of common ownership and management with the Company as compensation to our former Chairman of the Board and Chief Executive Officer. The expenses are recorded as consulting expense and appears in general and administrative expense on our Statement of Operations.

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. During year ended June 30, 2018 Mr. Lucky advanced $26,000, and Mr. Grbelja advanced $20,000 to the Company. $21,000 of these advances remain outstanding as of June 30, 2018.

In March 2018 the Company entered into a settlement agreement with its former Chief Executive Officer, Kevin Yates. In exchange for a full settlement and release of all claims, including accrued salary of $363,000 and a note payable plus accrued interest of $526,632 the Company agreed to pay Mr. Yates a sum of $50,000 no later than December 31, 2018.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases a virtual office space under a non-cancelable operating lease, which expires August 31, 2019. Future minimum annual payments under non-cancelable operating leases at June 30, 2018 are as follows (in thousands):

Year ending June 30,	Amount
2019	$5,688
2020	948
2021	-
2022	-
2023	-
Thereafter	-
Total future minimum lease payments	$6,636

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2018, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

Legal Claims

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

NOTE 10: SUBSEQUENT EVENTS

License Agreement with George Mason Research Foundation, Inc.

On July 24, 2018, the Company entered into a Patent License Agreement (the “Agreement”) with George Mason Research Foundation, Inc. (“GMRF”), a non-profit organization formed for the benefit of George Mason University. The Agreement grants to the Company a royalty-bearing license under six U.S. Patents during the term of the Agreement. The term of the Agreement is from the Effective Date until the expiration of all issued patents licensed under the Agreement.

Under the Agreement, the Company is required to make a first commercial sale of a “LICENSED PRODUCT” and/or a first commercial performance of a “LICENSED PROCESS,” as defined in the Agreement, on or before July 30, 2019. The 2019 minimum revenue target for the sale of products and services incorporating the GMRF technology is $100,000. This minimum revenue amount will increase in subsequent years.

Within 30 days of the Effective date of the Agreement, the Company is required to pay GMRF a non-refundable license issue fee of $20,000.

Pursuant to the Agreement, the Company is required to pay to GMRF a running royalty of 5% of “NET SALES,” as defined in the Agreement.

Definitive Agreement To Acquire Threat Surface Solutions Group, LLC

In August 2018, we entered into a definitive agreement to acquire Threat Surface Solutions Group, LLC, a company with expertise in Cybersecurity, Testing, Training, and Network Risk Assessment standards and processes. The closing of this acquisition is expected to occur no later than September 1, 2018 and is subject to customary closing conditions.

Sale of Unregistered Securities

In July 2018 the Company sold 1,228,000 shares of its par value common stock to seven accredited investors at a price of $0.10/share. The Company received $122,800.

In July 2018 406,946 restricted shares which were issued to management and consultants were vested.

In August 2018, the Company issued 642,227 shares of its common stock upon the conversion of $57,800 of principal and interest of its outstanding convertible notes to two noteholders, at an average price of $0.091 per share.

In July 2018 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the plaintiff) in the Judicial District Court of Danbury, Connecticut.  The plaintiff asserts that the Company failed to convert two convertible notes held by the Plaintiff. The Company is vigorously contesting this claim.

In July 2018 the Company formed a wholly owned subsidiary, Visium Analytics, LLC, a Virigina limited liability company. To date this subsidiary has not engaged in any business activities.

