Form 10-Q
period 2018-09-30
VISIUM TECHNOLOGIES, INC.
filed 2018-11-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 13, 2018, was 17,924,545.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on August 20, 2018. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Visium Technologies, Inc.

BALANCE SHEETS

	September 30, 2018	June 30, 2018 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$5,480	$11,412

Total current assets	5,480	11,412

Total assets	$5,480	$11,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$610,628	$626,583
Accrued compensation	202,825	155,825
Accrued interest	1,714,512	1,686,054
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $542	1,547,384	1,617,984
Notes payable	270,241	270,241
Derivative liabilities	567,232	-
Due to officers	20,000	21,000
Total current liabilities	5,080,787	4,525,652

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of September 30, 2018 and June 30, 2018)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of September 30, 2018 and June 30, 2018)	1,328	1,328
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 26,953,95 shares issued and 13,379,492 shares outstanding as of September 30, 2018 and 23,212,549 shares issued and 9,376,441 outstanding at June 30, 2018 (See Note 6)	1,338	937
Additional paid in capital	40,658,655	40,160,699
Accumulated deficit	(45,750,620)	(44,691,196)
Total stockholders’ deficit	(5,075,307)	(4,514,240)

Total liabilities and stockholders’ deficit	$5,480	$11,412

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

Visium Technologies, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	437,027	119,987
Total Operating Expenses	437,027	119,987

Loss from Operations	(437,027)	(119,987)

Other income (expenses):
Loss on change in fair value of derivative liabilities	(567,232)	-
Interest expense	(55,164)	(100,413)
Total other income (expenses)	(622,396)	(100,413)

Net loss	$(1,059,423)	$(220,400)

Loss per common share basic and diluted	$(0.09)	$(0.35)

Weighted average common shares outstanding - basic and diluted	11,549,613	636,075

See Notes to Unaudited Financial Statements.

Visium Technologies, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,059,423)	$(220,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	268,250	-
Loss on change in derivative liabilities	567,232	-
Amortization of debt discount	-	26,541
Changes in operating assets and liabilities:
Accounts payable	(15,955)	22,500
Accrued interest	55,164	73,871
Accrued compensation	47,000	58,000
Net cash used in operating activities	(137,732)	(39,488)

Cash flows from financing activities:
Repayment of due to officers	(1,000)	-
Proceeds from sale of common stock	132,800	-
Proceeds from issuance of short term notes payable	-	37,500

Net cash provided by financing activities	131,800	37,500

Net decrease in cash	(5,932)	(1,988)

Cash, beginning of period	11,412	2,313

Cash, end of period	$5,480	$325

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest	$97,305	$40,030

See Notes to Unaudited Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company named Henry J. Holcombe as its Chief Executive Officer in August 2018 to provide strategic expertise in pursuing its business plans.

On March 5, 2018 a majority of the common shareholders approved certain corporate actions, and the Company filed an amendment to its Articles of Incorporation with the State Department of Corporations in the State of Florida to effect the following changes, effective March 1, 2018:

(i)	reverse the Common stock by a ratio of three thousand for one (3,000:1). The board of directors was authorized to implement the reverse stock split.

(ii)	change the name of the Company to Visium Technologies, Inc. from Visium Energy Holdings, Inc.

(iii)	amend our Amended and Restated Articles of Incorporation to designate Series AA Convertible Preferred Stock which provides that the Holder shall vote on all matters as a class with the holders of the Company’s Common Stock and shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company.

On September 4, 2018, the Company executed a definitive agreement to acquire Threat Surface Solutions Group, LLC, a cybersecurity company focused on network risk assessment, penetration testing, mobility security, and Internet of Things (“IoT”) security. On October 12, 2018, the Company completed the acquisition. See Note 10 – Subsequent Events.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended September 30, 2018 we had a net loss of $1,059,423, had net cash used in operating activities of $137,732, and had negative working capital of $5,074,307. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 20, 2018. The results of operations for the three months ended September 30, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2019.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2018 and June 30, 2018.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2018 and 2017, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the potential classification of its derivative financial instruments as of September 30, 2018 and June 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017. During the three months ended September 30, 2018 the Company determined that there was an active market for the Company’s common stock, and there is, therefore, a derivative liability associated with certain of its convertible notes. The Company recorded a derivative liability as of September 30, 2018.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2018, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2018 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share based payments. The accounting standards update is effective as of the beginning of 2019 with early adoption permitted. We have elected to adopt this standard as of July 1, 2018, the beginning of our 2019 fiscal year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient that allows companies to not evaluate (under Topic 842) existing or expired land easements that were not previously accounted for as leases (under Topic 840). Topic 842 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Topic 842 requires a modified retrospective approach, which includes several optional practical expedients. The Company is currently evaluating the impact of ASU 2018-02 on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The weighted-average potentially dilutive common share equivalents outstanding for the three months ended September 30, 2018 and 2017 are as follows:

	September 30,
	2018	2017
Series A Preferred Stock	113	113
Series AA Convertible Preferred Stock	1	-
Series B Preferred Stock	4	4
Convertible notes payable	3,365,399	2,315,571
Total	3,365,517	2,315,688

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at September 30, 2018 and June 30, 2018 amounted to $567,232 and $0, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded a loss related to the change in fair value of the derivative liability amounting to $567,232 and $0, respectively. Management had a change in accounting estimate during the year ended June 30, 2017. The Company determined that all of the underlying convertible notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes as of June 30, 2017. During the three months ended September 30, 2018 the Company determined that there was an active market for the Company’s common stock, and there is, therefore, a derivative liability associated with certain of its convertible notes. The Company recorded a derivative liability as of September 30, 2018. At each measurement date, the fair value of the embedded conversion features was based on the Black-Scholes-Merton method using the following assumptions:

	Three Months Ended September 30,
	2018	2017
Effective exercise price	$0.124 - 0.137	-
Effective market price	$0.47	-
Volatility	784.39%	-
Risk-free interest	2.89%	-
Terms	30 days	-
Expected dividend rate	0.00%	-

Changes in the derivative liabilities during the three months ended September 30, 2018 is follows:

Derivative liability at June 30, 2018	$-
Loss on change in fair value of derivative liability	567,232
Derivative liability at September 30, 2018	$567,232

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, is as follows:

Accrued interest payable at June 30, 2018	$1,686,054
Interest expense for the three months ended September 30, 2018	55,164
Conversion of accrued interest into common stock	(26,706)
Accrued interest payable at September 30, 2018	$1,714,512

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At September 30, 2018 and June 30, 2018 convertible debentures consisted of the following:

	September,	June 30,
	2018	2018
Convertible notes payable	$1,547,384	$1,617,984
Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,695,349	$1,765,949

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

The Company had convertible promissory notes aggregating approximately $1.7 million and $1.8 million at September 30, 2018 and June 30, 2018, respectively. The related accrued interest amounted to approximately $1.46 million and $1.44 million at September 30, 2018 and June 30, 2018, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.09 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2018, all $1.7 million of convertible promissory notes had matured, are in default and remain unpaid.

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

For the three months ended September 30, 2018, the following summarizes the conversion of debt for common shares:

						Conversion
			Amount Converted			Price
Date	Name	Shares Issued	Principal	Interest	Total	Per Share
7/31/2018	DWIGHT POWER	111,111	10,000	0	10,000	$0.09
8/2/2018	ROYAL PALM CONSULTING SERVICES LLC	431,116	18,100	20,700	38,800	$0.09
9/13/2018	LANCE QUARTIERI	370,319	42,500	6,005	48,505	0.131

	Total	912,546	$70,600	$26,705	$97,305	$0.107

Notes Payable

The Company had promissory notes aggregating $270,241 at September 30, 2018 and June 30, 2018, respectively. The related accrued interest amounted to approximately $251,000 and $245,000 at September 30, 2018 and June 30, 2018, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2018 have matured, are in default, and remain unpaid.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2018, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Three Months Ended September 30, 2018

Convertible Notes Payable

During the three months ended September 30, 2018 the Company issued 912,5546 shares of its common stock related to the conversion of $97,305 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.107 per share.

Sale of Restricted Common Stock

During the three months ended September 30, 2018 the Company issued 1,328,000 shares of its common stock related to the sale of its common stock resulting in proceeds of $132,800, at an average price of $0.10 per share.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Stock Based Compensation

During the three months ended September 30, 2018 the Company issued 1,306,947 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants . The shares were valued at $239,250, or $0.183 per share.

During the three months ended September 30, 2018 the Company issued 483,336 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $29,000, or $0.06 per share.

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

Series B Convertible Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

Series AA Convertible Preferred Stock

In March 2018, the Company authorized and issued one share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our CFO, is the holder of the one share of Series AA Convertible Preferred Stock.

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

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Note 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2018 and June 30, 2018 is presented in the following table:

	For the Year ended
	September 30, 2018		June 30, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	13,836,108	$0.06	—	—
Granted	500,000	$0.36	14,650,000	.06
Vested	1,262,505	$0.07	813,8892	.06
Unvested at end of period	13,573,603	$0.08	13,836,108	.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2018 was $1,006,083 and is expected to be recognized over a weighted average period of 2.83 years.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Financial Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2018 there was $20,000 outstanding of such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2018, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

The consideration payable to the sellers of Threat Surface Solutions Group, LLC includes up to $3.5 million as earnout consideration, which in contingent on the Company achieving mutually agreed-to revenue milestones. See Note 10 – Subsequent Events.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 10: SUBSEQUENT EVENTS

On October 12, 2018, the Company completed the transaction to acquire Threat Surface Solutions Group, LLC (“TSSG”), pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, each Seller assigned, transferred and sold to Purchaser, and Purchaser purchased from such Sellers, all of the issued and outstanding voting membership interests of TSSG (collectively, the “Transaction”).

The total consideration for the transaction is approximately $5 million, with up to $3.5 million of that amount payable as earnout consideration based on mutually agreed-to revenue milestones. At the closing of the Transaction, Purchaser paid (i) 1,538,385 shares of its $0.0001 par value common stock, valued at $500,000, or $0.325 per share and (ii) a Seller’s note in the amount of $1 million dollars. The note is interest-only, has a 5-year term and is subject to the earnout provisions in the Agreement. Subject to funding, cash consideration of $1,000,000 will be payable post-Closing (the “Closing Consideration”).

On October 10, 2018, the Company appointed Dr, Emmanuel Esaka to as a member of the Board of Directors of the Company.

In October 2018 our officers, directors and consultants vested 441,669 shares of our $0.0001 par value common stock, at an average price per share of $0.072.

In October 2018 the Company issued 1,565,000 shares of our $0.0001 par value common stock in exchange for $156,500, or an average price of $0.10/share.

In October 2018 the Company issued 1,000,000 shares of our $0.0001 par value common stock to Dr. Emmanuel Esaka as compensation for serving as a Director. The shares were valued at $390,000, or $0.39/share.

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

Overview

Visium Technologies, Inc. is a Florida based company focused on building a global cybersecurity business, by advancing technology and cybersecurity tools and services to support enterprises in protecting their most valuable assets - their data, on their networks, in the cloud, and Internet of Things (“IoT”).

Visium is a world-class cybersecurity/digital risk management company. Through our acquisition in October 2018 of Threat Surface Solutions Group, LLC (“TSSG”), we now deliver comprehensive solutions to protect connected devices such as IoT products, and Industrial IoT (“IIOT”) systems from penetration, mitigating the liability of manufacturers and protecting the consumer from possible catastrophic loss. Our focus is on test and measurement (“T&M”) test and evaluation (“T&E”), the cybersecurity of software and hardware platforms, and risk mitigation.

The TSSG acquisition provides us with capabilities of securing industrial systems from external penetration and internal threats through the use of our proprietary IoT test platform, the Cyber Automated Test Bench (“CATB”). Our patented cyber toolsets and our world-class T&M and T&E platforms provide a visualization of threats which allows for timely and effective remediation of technology risks.

In July 2018 Visium entered into a license agreement with George Mason University to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents. This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions.

Under the Agreement with George Mason University, the Company is required to make a first commercial sale of a “LICENSED PRODUCT” and/or a first commercial performance of a “LICENSED PROCESS,” as defined in the Agreement, on or before July 30, 2019. The 2019 minimum revenue target for the sale of products and services incorporating the GMRF technology is $100,000. This minimum revenue amount will increase in subsequent years. Also, within 30 days of the Effective date of the Agreement, the Company is required to pay GMRF a non-refundable license issue fee of $20,000, which was included in general and administrative expense on our statement of operations. Pursuant to the Agreement, the Company is required to pay to GMRF a running royalty of 5% of “NET SALES,” as defined in the Agreement.

Employees

At November 13, 2018, we had 3 full time employees.

Our principal offices are located at 11325 Random Hills Road, Suite 360, Fairfax, Virginia 22030. Our telephone number is (703) 225-3443.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2018 and 2017

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2018	in % 2018
	2018	2017	vs 2017	vs 2017
Operating expenses:
Selling, general and administrative	$437,027	$119,987	$317,040	264.2%
Total operating expenses	437,027	119,987	317,040	264.2%

Operating loss	(437,027)	(119,987)	(317,040)	264.2%

Other expense:
Gain on change in fair value of derivative liabilities	(567,232)	-	(567,232)	N/A
Interest expense	(55,164)	(100,413)	45,249	45.1%
	(622,396)	(100,413)	(521,983)	(519.8)%

Net loss	$(1,059,423)	(220,400)	$(839,023)	380.7%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2018, selling, general and administrative expenses were $382,640 as compared to $119,987 for the three months ended September 30, 2017, an increase of $262,872 or approximately 86%. For the three months ended September 30, 2018 and 2017 selling, general and administrative expenses consisted of the following:

	Three months ended
	September 30,		Increase/	%
	2018	2017	(Decrease)	Change
Accounting expense	$10,000	$12,500	$(2,500)	(20.0)%
Consulting fees	25,000	43,500	(18,500)	(42.5%
Salaries	68,000	60,000	8,000	13.3
Legal and professional fees	22,470	-	22,470	N/A
Travel expense	94	-	94	N/A
Occupancy expense	2,922	-	2,922	N/A
Telephone expense	900	-	900	N/A
Website expense	944	-	944	N/A
Investor relations expense	10,000	-	10,000	N/A
Stock based compensation	268,250	-	268,250	N/A
Other	28,447	3,987	24,460	613.5%
	$437,027	$119,987	$317,040	264.2%

The increase in selling, general and administrative expenses during fiscal Q1 of 2018, when compared with the prior year, is primarily due to an increase in stock based compensation of $268,250, legal and professional fees of $22,470, investor relations expense of $10,000, occupancy expense of $2,922 and other expenses of $24,460 related to increased business development activity, offset by a decrease in accounting expense of $2,500, and consulting fees of $18,500.

We believe that our selling, general, and administrative expenses will increase as we increase our business activity over the remainder of 2018.

Interest Expense

	Three-Months Ended
	September 30,		%
	2018	2017	Change
Interest expense	$55,164	$100,413	$45.1%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The decrease in interest expense during the three-month period ended September 30, 2018 is primarily due to the decrease in interest bearing promissory notes during the three-month period ending September 30, 2018 when compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	September 30, 2018	June 30, 2018
Cash	$5,480	$11,412
Accounts payable and accrued expenses	610,628	626,583
Accrued compensation	202,825	155,825
Notes, convertible notes, and accrued interest payable	$3,680,103	$3,722,244

At September 30, 2018 and June 30, 2018, our total assets consisted of cash.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2019. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $137,732 and $39,488 during the thee-month periods ended September 30, 2018 and 2017, respectively, and has a working capital deficit of approximately $4.9 million and $4.5 million at September 30, 2018 and June 30, 2018, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Three months ended September 30, 2018

Net cash used in operations during the three months ended September 30, 2018 increased by $98,244 or 249% over the same period during fiscal year 2017. This cash was obtained through the sale of 1,328,000 shares of the Company’s $0.0001 par value common stock, value at $132,800.

Cash generated from financing activities consists of proceeds of $132,800 from the issuance of the Company’s common stock during the three-month period.

Three months ended September 30, 2017

Net cash used in operations during the three months ended September 30, 2017 decreased by $2,826 or 6.7% over the same period during fiscal year 2016. This cash was obtained through the sale of $37,500 of convertible promissory notes.

Cash generated from financing activities consists of proceeds of $37,500 from the issuance of convertible notes during the three-month period.

Capital Raising Transactions

During the three months ended September 30, 2018 we received proceeds of $132,800 from the sale of 1,328,000 shares of the Company’s $0.0001 par value common stock.

Other outstanding obligations at September 30, 2018

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.7 million outstanding at September 30, 2018. The accrued interest amounted to approximately $1.47 million as of September 30, 2018. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $0.60 per share, at the holders’ option. At September 30, 2018, all convertible promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $270,241 at September 30, 2018. The related accrued interest amounted to approximately $251,000 at September 30, 2018. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2018.

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

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2018, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at September 30, 2018 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 28, 2018, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal first quarter we sold 1,328,000 shares of common stock, valued at $132,800 to eight accredited investors, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the fiscal first quarter we issued 912,546 shares of common stock related to the conversion of $97,305 of convertible notes and accrued interest, to three accredited investors. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During October 2018 we issued 1,538,385 shares of common stock related to the acquisition of Threat Surface Solutions Group, LLC. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Henry J. Holcombe
November 14, 2018		Henry J. Holcombe
CEO, principal executive officer

	By:	/S/ Mark Lucky
November 14, 2018		Mark Lucky
CFO, principal accounting officer

