Form 10-Q/A
period 2018-03-31
VISIUM TECHNOLOGIES, INC.
filed 2018-12-27
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Visium Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely to correct an error when the Company checked the “Yes” box on the cover of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (filed with the Securities and Exchange Commission on May 10, 2018), erroneously indicating that the Company was a shell company. In checking the box that the Company is not a shell company in this Amendment No. 1 to its Quarterly Report on Form 10-Q, the Company confirms that it is not a shell company and was not a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

This Amendment No. 1 contains only the Cover Page to this Form 10-Q/A, this Explanatory Note and Signature Page, as corrected. No other changes have been made to the Original Form 10-Q and, this Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

December 27, 2018	By:	/s/ Mark Lucky
Mark Lucky
CEO, principal executive officer, principal financial and accounting officer