Form 10-Q
period 2018-12-31
VISIUM TECHNOLOGIES, INC.
filed 2019-02-13
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-25753

VISIUM TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	87-0449667
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11325 RANDOM HILLS ROAD, SUITE 360	22030
Address of Principal Executive Offices	Zip Code

(703) 225-3443
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 12, 2019, was 19,871,831.

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

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$3,361	$11,412
Acquired accounts receivable	9,984	-
Total current assets	13,345	11,412

Capitalized curriculum development costs	28,050	-
Intangible asset, net of accumulated amortization of $41,756 at December 31, 2018, and $0 at June 30, 2018	559,531	-

Total assets	$600,926	$11,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$657,210	$626,583
Accrued compensation	283,779	155,825
Accrued interest	1,755,481	1,686,054
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable	1,447,134	1,617,984
Derivative liabilities	194,255	-
Due to officers	40,000	21,000
Notes payable	270,241	270,241
Total current liabilities	4,796,065	4,525,652

Total liabilities	4,796,065	4,525,652

Commitments and Contingencies (Note 11)
Contingent liability	52,315	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of December 31, 2018 and June 30, 2018)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of December 31, 2018 and June 30, 2018)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2018 and June 30, 2018, respectively)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 31,310,713 shares issued and 19,450,996 shares outstanding as of December 31, 2018 and 23,212,549 shares issued and 9,376,441 outstanding at June 30, 2018 (See Note 9)	1,945	937
Additional paid in capital	41,891,289	40,160,699
Accumulated deficit	(46,156,008)	(44,691,196)
Total stockholders’ deficit	(4,247,454)	(4,514,240)

Total liabilities and stockholders’ deficit	$600,926	$11,412

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	691,158	91,082	1,128,185	211,070
Amortization expense	41,756	-	41,756	-
Total Operating Expenses	732,913	91,082	1,169,940	211,070

Loss from Operations	(732,913)	(91,082)	(1,169,940)	(211,070)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	372,977	-	(194,255)	-
Gain on settlement of debt	10,985	-	10,985	-
Interest expense	(56,437)	(73,744)	(111,602)	(174,156)
Total other income (expenses)	327,524	(73,744)	(294,872)	(174,156)

Net loss	$(405,388)	$(164,826)	$(1,464,812)	$(385,226)

Loss per common share basic and diluted	$(0.023)	$(0.21)	$(0.102)	$(0.55)

Weighted average common shares outstanding – basic and diluted	17,274,492	777,893	14,390,884	706,576

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,464,812)	$(385,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	194,255	-
Stock-based compensation	780,042	-
Amortization expense	41,756	-
Amortization of debt discount	-	27,083
Changes in operating assets and liabilities:
Accounts payable	(28,328)	52,900
Accrued interest	99,632	147,073
Accrued compensation	127,955	118,700
Net cash used in operating activities	(249,500)	(39,470)

Cash flows from investing activities:
Investment in cybersecurity curriculum	(28,050)	-
Net cash used in investing activities	(28,050)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	-	37,500
Proceeds from sale of common stock	250,499	-
Advances from officers	19,000	-

Net cash provided by financing activities	269,499	37,500

Net increase (decrease) in cash	(8,051)	(1,970)

Cash, beginning of period	11,412	2,313

Cash, end of period	$3,361	$343

Supplemental disclosures of cash flow information:
Cash paid for interest	$985	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for acquisition	$500,000	$-
Convertible debt exchanged for common stock	$201,055	$51,930

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1: ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

Visium Technologies, Inc. (the “Company”), a Florida corporation, was originally incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, as Power2Ship, Inc. between May 2003 and November 2006, as Fittipaldi Logistics, Inc. between November 2006 and December 2007, and as Nustate Energy Holdings, Inc. between December 2007 and March 5, 2018, when it changed its name to Visium Technologies, Inc. to better reflect its business operations.

The Company is focused on cybersecurity, digital risk management, and technology services for network physical security, the Cloud, mobility solutions, and the Internet of Things (“IOT”).

The Company named Henry J. Holcombe as its Chief Executive Officer in August 2018 to provide strategic expertise in pursuing its business plans.

In July 2018 the Company formed a wholly-owned subsidiary, Visium Analytics, LLC.

In October 2018 the Company completed the acquisition of Threat Surface Solutions Group, LLC (“TSSG”) in exchange for 1,538,385 shares of Visium common stock valued at $500,000, the fair market value on the date of the acquisition, plus a 10% royalty on sales generated by TSSG for a period of three years on the first $25,000,000 in revenue.

See Note 5 for further description of the Company’s acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended December 31, 2018 we had a net loss of $1,464,812, had net cash used in operating activities of $249,500, and had negative working capital of $4,782,720. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company’s financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 20, 2018. The results of operations for the six months ended December 31, 2018, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2019.

Reverse Stock Split

On March 5, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to affect a 1-for-3,000 reverse stock split of the Company’s common stock (the “Reverse Split”). As a result of the Reverse Split, every 3,000 shares of the Company’s old common stock were converted into 1 share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the one-for-3,000 split ratio, all issued and outstanding shares of the Company’s common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to March 5, 2018 have been adjusted to reflect the Reverse Split on a retroactive basis.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2019, for example, refer to the fiscal year ending June 30, 2019.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, contingent consideration, the carrying value of intangible assets, and assumptions used in binomial valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2018 and 2017.

Accounts Receivable

Accounts receivable consists of normal trade receivables, which were obtained as part of the transaction to acquire Threat Surface Solutions Group, LLC in October 2018. We have no bad debt allowance as of December 31, 2018. Management performs ongoing evaluations of its accounts receivable. Management believes that all existing receivables are fully collectable. Bad debt expense amounted to $0 for the three and six months ended December 31, 2018.

Capitalized Curriculum Development Costs

Capitalized curriculum development costs represent the costs incurred by the Company to develop cybersecurity training courses. The Company capitalizes curriculum development costs incurred during the application development stage in accordance with Accounting Standards Codification (“ASC”) 350-30. The Company capitalizes curriculum development costs during the design and deployment phases of the project. As a result, a significant portion of the Company’s courseware development costs qualify for capitalization due to the concentration of its development efforts on the content of the courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally two years. At December 31, 2018 the Company had three cybersecurity courses in development.

Intangible Assets

Intangible assets, net consists of the cost of acquired customer relationships. We capitalize and amortize the cost of acquired intangible assets over their estimated useful lives on a straight-line basis. The Company periodically reevaluates the carrying value of its intangible assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying value of the intangible asset to the estimated fair value of the asset.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At December 31, 2018 and June 30, 2018, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the potential classification of its derivative financial instruments as of December 31, 2018 and June 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract; (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

During the year ended June 30, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of June 30, 2017. During the six months ended December 31, 2018 the Company determined that there was an active market for the Company’s common stock, and there is, therefore, a derivative liability associated with certain of its convertible notes. The Company recorded a derivative liability as of December 31, 2018.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Business combinations

Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2018, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2017 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, in any, would not be material in amount.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of common stock and the dilutive common stock share equivalents outstanding during the period. Dilutive common stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully-diluted per-share results are not presented in the consolidated financial statements for the three and six months ended December 31, 2018 and 2017 as their effect would be anti-dilutive.

NOTE 3: DERIVATIVE LIABILITY

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at December 31, 2018 and June 30, 2018 amounted to $194,255 and $0, respectively. For the six months ended December 31, 2018 and 2017, the Company recorded a loss related to the change in fair value of the derivative liability amounting to $194,255 and $0, respectively. The Company determined that all of the underlying convertible notes were past due and in default, and that there was no active market for the Company’s common stock. Because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes as of June 30, 2018. During the six months ended December 31, 2018 the Company determined that there was an active market for the Company’s common stock, and there is, therefore, a derivative liability associated with certain of its convertible notes. This change in determination of an active market was a result of the Company completing a reverse split of the Company’s common stock in April, 2018, and the initial success in our cybersecurity business. The Company recorded a derivative liability as of December 31, 2018. For purpose of determining the fair market value of the derivative liability for the embedded conversion features, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation of the derivative are as follows:

	Six Months Ended December 31,
	2018	2017
Effective exercise price	$0.0494 - 0.616	$-
Effective market price	$0.1014	$-
Volatility	204.78%	-%
Risk-free interest	2.56%	-%
Terms	30 days	-
Expected dividend rate	0%	%

Changes in the derivative liabilities during the six months ended December 31, 2018 was follows:

Derivative liability at June 30, 2018	$-
Loss on change in fair value of derivative liability, recognized as other expense	194,255
Derivative liability at December 31, 2018	$194,255

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2018, is as follows:

Accrued interest payable at June 30, 2018	$1,686,054
Interest expense for the six months ended December 31, 2018	111,602
Forgiveness of accrued interest payable	(10,985)
Cash paid for accrued interest	(985)
Conversion of accrued interest into common stock	(30,205)
Accrued interest payable at December 31, 2018	$1,755,481

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 5: ACQUISITION

On September 4, 2018, the Company entered into a Membership Interest Purchase Agreement (the “TSSG Purchase Agreement”) with the members of Threat Surface Solutions Group, LLC (“TSSG”), a Virginia limited liability company, pursuant to which the Company purchased all of the issued and outstanding membership and/or economic interests of TSSG. The TSSG Purchase Agreement was amended on December 30, 2018, whereby the terms of the acquisition were modified such that the Company acquired 100% of the outstanding member interests of TSSG for 1,538,385 shares of Visium common stock valued at $500,000, the fair market value on the date of the acquisition, plus a 10% royalty on sales generated by TSSG for a period of three years on the first $25,000,000 in revenue. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. TSSG is a leading provider of cybersecurity services. The purchase of TSSG included the acquisition of assets of $10,435 and liabilities of $57,872. The aggregate purchase price consisted of the following:

Fair value of common stock issued to seller	$500,000
Net liabilities assumed	48,972
Contingent consideration	52,315
$601,287

The following table summarizes the estimated fair values of TSSG’s assets acquired and liabilities assumed at the date of acquisition:

Cash	$451
Accounts Receivable	9,984
Accounts payable and accrued expenses	(59,407)
$(48,972)

The Company will account for the royalties liability related to the revenue generated by TSSG as a reduction of the contingent liability.

Intangible assets acquired from TSSG were assigned the following values: value of customer relationships with an assigned value of $601,287. This intangible asset is being amortized over 36 months, its estimated useful life.

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of acquired assets and assumed liabilities. The allocation of purchase price consideration is considered preliminary as of December 31, 2018 with the provisional amounts related to Customer Relationships, and is subject to change. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.

The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended December 31, 2018:

	VISIUM	TSSG	ProForma Adjustments	ProForma Combined
Sales, net	$-	$9,984	$-	$9,984
Cost of goods sold	-	5,120		5,120
Gross profit	-	4,864	-	4,864

Operating expenses	1,122,255	88,368	-	1,210,623

Net loss before other expenses	(1,122,255)	(83,504)	-	(1,205,759)

Other expenses	(293,887)	(144)	-	(294,031)

Net loss	$(1,416,142)	$(84,944)	$-	$(1,499,790)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Proforma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Visium Technologies, Inc.’s (the “Company” or “VISM”) historical consolidated financial statements as adjusted to give effect to the acquisition of TSSG as if it had occurred on July 1, 2018.

Proforma Note 2 —Purchase price allocation

The unaudited pro forma condensed financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired and liabilities assumed from TSSG based on management’s best estimates of fair value.

NOTE 6: INTANGIBLE ASSET

The Company acquired TSSG on October 12, 2018. At the time of the acquisition the purchase price exceeded the fair value of the assets acquired by $601,287 which we treated as customer relationships for accounting purposes. The purchase price was allocated to value of the customer relationships of TSSG. The Company is amortizing this asset over its estimated useful life of three years.

	Estimated Life	December 31, 2018	June 30, 2018
Customer relationships	3 years	$601,287	-
Less: accumulated amortization		(41,756)	-

		$559,531	$-

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2018 and June 30, 2018 convertible debentures consisted of the following:

	December 31, 2018	June 30, 2018
Convertible notes payable	$1,447,134	$1,617,984
Convertible notes payable to ASC Recap LLC	147,965	147,965
Total	$1,595,099	$1,765,949

The Company had convertible promissory notes aggregating approximately $1.6 million and $1.8 million at December 31, 2018 and June 30, 2018, respectively. The related accrued interest amounted to approximately $1.5 million and $1.44 million at September 30, 2018 and June 30, 2018, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.09 to $22,500 per share, as a result of the two reverse stock splits. At December 31, 2018, all $1.6 million of convertible promissory notes had matured, are in default and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC Recap”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a Section 3(a)(10) transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing these notes and does not believe that the balances of these notes are owed. See Note 11 – Subsequent Events in the footnotes to the consolidated financial statements. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and a balance of $125,000 remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share.

For the six months ended December 31, 2018, the following summarizes the conversion of debt for common shares:

						Conversion
			Amount Converted			Price
Date	Name	Shares Issued	Principal	Interest	Total	Per Share
07/31/2018	DWIGHT POWER	111,111	10,000	-	10,000	$0.09
08/02/2018	ROYAL PALM CONSULTING SERVICES LLC	431,116	18,100	20,700	38,800	$0.09
09/13/2018	LANCE QUARTIERI	370,319	42,500	6,005	48,505	$0.131
10/12/2018	ENTERPRISE SOLUTIONS LLC	120,000	14,500	3,500	18,000	$0.15
11/05/2018	FOWLER FAMILY TRUST V/A DTD 10/28/96	179,167	16,125	-	16,125	$0.09
11/05/2018	ARTHUR NOTINI	277,778	25,000	-	25,000	$0.09
11/05/2018	ROY D MITTMAN	27,778	2,500	-	2,500	$0.09
11/05/2018	ROY D MITTMAN	111,112	10,000	-	10,000	$0.09
11/05/2018	GARY DUQUETTE	55,556	5,000	-	5,000	$0.09
11/05/2018	DUQUETTE FAMILY LIVING TRUST	55,556	5,000	-	5,000	$0.09
11/05/2018	GARY DUQUETTE	245,834	22,125	-	22,125	$0.09

	Total	1,985,327	$170,850	$30,205	$201,055	$0.101

Notes Payable

The Company had promissory notes in the aggregate principal amount of $270,241 at December 31, 2018 and June 30, 2018, respectively. The related accrued interest amounted to approximately $257,000 and $245,200 at December 31, 2018 and June 30, 2018, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2018 have matured, are in default, and remain unpaid.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2018, the Company had 10,000,000,000 authorized shares of common stock.

Issuances of Common Stock During the Six Months Ended December 31, 2018

Convertible Notes Payable

During the six months ended December 31, 2018 the Company issued 1,985,327 shares of its common stock related to the conversion of $201,055 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.101 per share.

Sale of Restricted Common Stock

During the six months ended December 31, 2018 the Company issued 2,505,000 shares of its common stock related to the sale of its common stock resulting in proceeds of $250,500, at an average price of $0.10 per share.

Acquisition of Threat Surface Solutions Group, LLC

During the six months ended December 31, 2018 the Company issued 1,538,387 shares of its common stock related to its acquisition of Threat Surface Solutions Group, LLC, valued at $500,000, or an average price of $0.325 per share.

Stock Based Compensation

During the six months ended December 31, 2018 the Company issued 3,079,153 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants . The shares were valued at $722,042, or $0.234 per share.

During the six months ended December 31, 2018 the Company issued 966,669 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $58,000, or $0.06 per share.

Preferred Stock

The Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”) issued and outstanding shares of the Company’s convertible preferred stock have a par value of $0.001. All classes rank prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock  shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the Company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

Series A Convertible Preferred Stock

The Series A Preferred Stock, of which twenty million (20,000,000) shares are authorized, has a stated value of $750.00 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of common stock. In the event the common stock price per share is lower than $0.10 (ten cents) per share then the conversion price shall be set at $0.035 per share. The common stock shares are governed by Lock-Up/Leak-Out Agreements.

Series B Convertible Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as Series B Preferred stock in April 2016. This Series B Preferred Stock has a $0.001 par value, have a stated value of $375 per share, and each 300 shares are convertible into 1 share of the Company’s common stock.

Series AA Convertible Preferred Stock

In March 2018, the Company authorized and issued one share of Series AA Convertible Preferred Stock which provides for the holder to vote on all matters as a class with the holders of common stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one share of common stock. Mark Lucky, our CFO, is the holder of the one share of Series AA Convertible Preferred Stock.

Note 9 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2018 and June 30, 2018 is presented in the following table:

	For the
	Six Months ended December 31, 2018		Year ended June 30, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	13,836,108	$0.06	-	-
Granted	1,500,000	$0.38	14,650,000	.06
Forfeited	(930,555)	0.36	-	-
Vested	(2,545,844)	$0.07	(813,892)	.06
Unvested at end of period	11,859,710	$0.08	13,836,108	.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2018 was $865,125 and is expected to be recognized over a weighted average period of 2.58 years.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 10: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 8.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Financial Officer, and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2018 there was $40,000 outstanding of such advances made to the Company.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with ASC Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2018, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

The consideration payable to the sellers of Threat Surface Solutions Group, LLC includes up to $2.5 million as a royalty payment on sales during the three year period ending October 12, 2021. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

On July 24, 2018, Visium entered into a patent license agreement (the “GMRF License Agreement”) with George Mason Research Foundation, Inc, (“GMRF”) to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents.  This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions.

Under the GMRF License Agreement, the Company is required to make a first commercial sale of a “Licensed Product” and/or a first commercial performance of a “Licensed Process,” as defined in the GMRF License Agreement, on or before July 30, 2019. The 2019  minimum revenue target for the sale of products and services incorporating the GMRF technology is $100,000. This minimum revenue amount will increase in subsequent years. Also, within 30 days of July 20, 2018 (the “GMRF Effective date”), the Company was required to pay GMRF a non-refundable license issue fee of $20,000, which was included in general and administrative expense on our statement of operations. Pursuant to the GMRF License Agreement, the Company is required to pay GMRF a running royalty of 5% of “Net Sales,” as defined in the GMRF License Agreement.

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

In July 2018 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the “Plaintiff”) in the Judicial District Court of Danbury, Connecticut. Plaintiff asserts that the Company failed to convert two convertible notes held by Plaintiff. The Company is vigorously contesting this claim.

NOTE 12: SUBSEQUENT EVENTS

On January 7, 2019 , the Company entered into a securities purchase agreement (the “FirstFire Agreement”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), whereby FirstFire purchased from the Company, for a purchase price of $142,500 (the “FirstFire Agreement Purchase Price”) (i) an 8% senior convertible promissory note in the principal amount of $150,000.00 (the “ FirstFire Note”) convertible into shares of common stock of the Company; and (ii) a warrant to purchase 250,000 shares of common stock of the Company, exercisable at a price of $0.15, subject to adjustment, per share over the course of a three year term (the “Warrant”). The Warrant provides for a cashless exercise provision. The closing occurred following the satisfaction of customary closing conditions.

The FirstFire Note matures twelve (12) months from the date of issuance and may be prepaid at any time pursuant to the terms of the FirstFire Note. The FirstFire Note is convertible into shares of common stock of the Company at a price of $0.15 per share for the first one hundred eighty (180) calendar days after the date of issuance (the “FirstFire Conversion Price”). After the one hundred eightieth (180th) day after the date of issuance, the FirstFire Conversion Price is then equal to the lower of (i) the FirstFire Conversion Price or (ii) 65% multiplied by the lowest traded price of the common stock during the ten (10) consecutive Trading Day period (as defined in the FirstFire Note) immediately preceding the Trading Day that the Company receives a notice of conversion (the “Alternate Conversion Price”). The FirstFire Conversion Price may further be adjusted in connection with the terms of the FirstFire Note.

On January 10, 2019, the Company entered into a securities purchase agreement (the “Auctus Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (the “Auctus”), whereby Auctus purchased from the Company, for a purchase price of $150,000 (the “Auctus Purchase Price”) (i) an 8% senior convertible promissory note in the principal amount of $150,000.00 (the “Auctus Note”) convertible into shares of common stock of the Company; and (ii) a warrant to purchase 250,000 shares of common stock of the Company, exercisable at a price of $0.15, subject to adjustment, per share over the course of a three year term (the “Auctus Warrant”, and together with the Note, the “Auctus Securities”). The Warrant provides for a cashless exercise provision. The closing occurred following the satisfaction of customary closing conditions.

The Auctus Note matures twelve (12) months from the date of issuance and may be prepaid at any time pursuant to the terms of the Auctus Note. The Auctus Note is convertible into shares of common stock of the Company at a price (the “Auctus Conversion Price”) equal to the lower of (i) $0.15 per share or (ii) 65% multiplied by the lowest traded price of the common stock during the ten (10) consecutive Trading Day period (as defined in the Auctus Note) immediately preceding the Trading Day that the Company receives a notice of conversion (the “Auctus Variable Conversion Price”). The Auctus Conversion Price may further be adjusted in connection with the terms of the Auctus Note.

During January 2019 our officers, directors and consultants vested 420,835 shares of our $0.0001 par value common stock, at an average price per share of $0.071.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Visium Technologies, Inc. is a Florida based company focused on building a global cybersecurity business by advancing technology and cybersecurity tools and services to support enterprises in protecting their most valuable assets - their data, on their networks, in the cloud, and Internet of Things (“IOT”).

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

The TSSG acquisition provides us with capabilities of securing industrial systems from external penetration and internal threats through the use of our proprietary IOT test platform , the Cyber Physical Test Bench (“CPTB”). Our patented cyber toolsets and our world-class T&M and T&E platforms provide a visualization of threats which allows for timely and effective remediation of technology risks.

On March 5, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to effect a 1-for-3,000 Reverse Split of the Company’s common stock (the “Reverse Split”). As a result of the Reverse Split, every 3,000 shares of the Company’s old common stock were converted into 1 share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the one-for-3,000 split ratio, all issued and outstanding shares of the Company’s common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to March 5, 2018 have been adjusted to reflect the Reverse Split on a retroactive basis.

On July 24, 2018, Visium entered into a patent license agreement (the “GMRF License Agreement”) with George Mason Research Foundation, Inc, (“GMRF”) to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents.  This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions.

Under the GMRF License Agreement, the Company is required to make a first commercial sale of a “Licensed Product” and/or a first commercial performance of a “Licensed Process,” as defined in the GMRF License Agreement, on or before July 30, 2019. The 2019  minimum revenue target for the sale of products and services incorporating the GMRF technology is $100,000. This minimum revenue amount will increase in subsequent years. Also, within 30 days of July 20, 2018 (the “GMRF Effective date”), the Company was required to pay GMRF a non-refundable license issue fee of $20,000, which was included in general and administrative expense on our statement of operations. Pursuant to the GMRF License Agreement, the Company is required to pay GMRF a running royalty of 5% of “Net Sales,” as defined in the GMRF License Agreement.

Employees

At February 13, 2019, we had 3 full time employees.

Our principal offices are located at 11325 Random Hills Road, Suite 360, Fairfax, Virginia 22030. Our telephone number is (703) 225-3443.

Our common stock is quoted on the OTC Markets under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for the Three and Six Months Periods Ended December 31, 2018 and 2017

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating expenses:
Selling, general and administrative	$691,158	$91,082	$1,128,185	$211,070
Amortization expense	41,756	-	41,756	-
Total Operating Expenses	732,913	91,082	1,169,940	211,070

Loss from Operations	(732,913)	(91,082)	(1,169,940)	(211,070)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	372,977	-	(194,255)	-
Gain on settlement of debt	10,985	-	10,985	-
Interest expense	(56,437)	(73,744)	(111,602)	(174,156)
Total other income (expenses)	327,524)	(73,744)	(294,872)	(174,156)

Net income (loss)	$(405,388)	$(164,826)	$(1,464,812)	$(385,226)

Selling, General, and Administrative Expenses

For the three and six months ended December 31, 2018, selling, general and administrative expenses were $691,158 and $1,128,185 respectively, as compared to $91,082 and $211,070 for the three and six months ended December 31, 2017, respectively. For the three and six month periods ended December 31, 2018 and 2017 selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Accounting expense	$8,893	$30,400	$22,750	$80,563
Consulting fees	18,250	-	43,250	8,500
Salaries	92,000	60,000	160,000	120,000
Legal and professional fees	29,940	-	52,410	-
Travel expense	2,685	-	2,780	-
Occupancy expense	2,977	619	5,899	1,218
Telephone expense	900	-	1,800	-
Website expense	1,015	-	1,959	-
Investor relations expense	18,500	-	28,500	515
Stock based compensation	511,792	-	780,042	-
Other	4,205	63	28,795	273
	$691,158	$91,082	$1,128,185	$211,070

The increase in selling, general and administrative expenses during fiscal 2018, when compared with the prior year, is primarily due to an increase in stock-based compensation, higher legal and professional fees, higher consulting fees, higher investor relations expense, and higher occupancy expense, offset by lower accounting expense.

We believe that our selling, general, and administrative expenses will remain steady as we increase our business activity over the remainder of 2018, but anticipate incurring lower legal and consulting expenses.

Amortization Expense

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2018	2017	Change	2018	2017	Change
Customer relationships	$41,756	$-	100%	$41,756	$-	(100)%

The increase in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2018.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2018	2017	Change	2018	2017	Change
Gain (loss) on change in fair value of derivative liabilities	$372,977	$-	100%	$(194,255)	$-	100%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

During fiscal year 2017 the Company’s share price and lack of trading liquidity in the Company’s common stock, resulted in the convertible notes being determined to have no basis for applying a derivative liability to the conversion of these notes.

Interest Expense

	Three-Months Ended			Six-Months Ended
	December 31,		%	December 31,		%
	2018	2017	Change	2018	2017	Change
Interest expense	$56,437	$73,744	(23.5)%	$111,602	$174,156	(35.9)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. We believe that our interest expense will continue at the same levels as the first six months of 2019 for the remainder of fiscal year 2019.

Liquidity and Capital Resources

	Balance at
	December 31, 2018	June 30, 2018
Cash	$3,361	$11,412
Accounts receivable	9,984	-
Accounts payable and accrued expenses	657,210	626,583
Accrued compensation	283,779	155,825
Notes, convertible notes, and accrued interest payable	$3,620,820	$3,722,244

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $249,500 and $39,500 during the six-month periods ended December 31, 2018 and 2017, respectively, and has a working capital deficit of approximately $4.8 million and $4.5 million at December 31, 2018 and June 30, 2018, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2018

Net cash used in operations during the six months ended December 31, 2018 increased by $210,000 or 538% from the same period during fiscal year 2017. The increase in cash used in operations is primarily due to the increase in consulting and business development expense and cash paid for legal and professional fees of $97,250, and the increase in cash paid for salaries to executives of $23,200, offset by the decrease in cash paid for audit and related services of $9,000. This cash was obtained through the sale of 2,505,500 shares of the Company’s $0.0001 par value common stock, at a per share price of $0.10, or $250,500.

Capital Raising Transactions

Issuance of common stock

During the six months ended December 31, 2018 we received proceeds of $250,500 from the sale of 2,505,000 shares of the Company’s $0.0001 par value common stock.

Other outstanding obligations at December 31, 2018

Convertible Notes Payable

As of December 31, 2018, the Company had outstanding convertible promissory notes aggregating at $1.5 million. The accrued interest amounted to approximately $1.5 million as of December 31, 2018. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $0.60 per share, at the holders’ option. At September  30, 2018, all convertible promissory notes have matured.

Convertible notes payable to ASC Recap LLC

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC Recap”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction that was never consummated and therefore there was no performance by ASC Recap to earn the notes. As a result, while the Company continues to carry the balance of these notes on its balance sheet, it does not believe the notes payable balances are owed. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion.

Notes Payable

The Company had promissory notes aggregating $270,241 at December 31, 2018. The related accrued interest amounted to approximately $257,000 at December 31, 2018. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of December 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

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

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2018, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of four members, however we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

With the exception of the item described below, at December 31, 2018 the Company is not the subject of, or party to, any pending or threatened, legal actions.

In July 2018 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the “Plaintiff”) in the Judicial District Court of Danbury, Connecticut. The Plaintiff asserts that the Company failed to convert two convertible notes held by the Plaintiff. The Company is vigorously contesting this claim.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on August 20, 2018, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2018 we sold 2,505,000 shares of common stock, valued at $250,500 to eleven accredited investors, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

During the six months ended December 31, 2018 we issued 1,985,327 shares of common stock related to the conversion of $201,055 of convertible notes and accrued interest, to three accredited investors. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During October 2018 we issued 1,538,385 shares of common stock related to the acquisition of Threat Surface Solutions Group, LLC. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by reference Form	Period ending	Exhibit	Filing date
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Henry J. Holcombe
February 13, 2019		Henry J. Holcombe
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 13, 2019		Mark Lucky
CFO, principal accounting officer

