Form 10-Q
period 2019-03-31
VISIUM TECHNOLOGIES, INC.
filed 2019-05-13
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 12, 2019, was 41,582,936.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our registration statement on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on August 20, 2018. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our Form 10-K.

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$32,398	$11,412
Prepaid expenses	1,646	-
Total current assets	34,044	11,412

Intangible asset, net of accumulated amortization of $91,863 at March 31, 2019, and $0 at June 30, 2018	509,424	-

Total assets	$543,468	$11,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$211,447	$626,583
Accrued compensation	277,529	155,825
Accrued interest	625,945	1,686,054
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $233,333 at March 31, 2019, and $0 at June 30, 2018	842,095	1,617,984
Derivative liabilities	1,354,727	-
Due to officers	-	21,000
Notes payable	205,000	270,241
Total current liabilities	3,664,708	4,525,652

Total liabilities	3,664,708	4,525,652

Commitments and Contingencies (Note 11)
Contingent liability	52,315	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (20,000,000 shares designated, 13,992,340 shares issued and outstanding as of March 31, 2019 and June 30, 2018)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of March 31, 2019 and June 30, 2018)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2019 and June 30, 2018, respectively)	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 45,610,716 shares issued and 41,582,936 shares outstanding as of March 31, 2019 and 23,212,549 shares issued and 9,376,441 outstanding at June 30, 2018 (See Note 9)	4,158	938
Additional paid in capital	43,156,033	40,160,699
Accumulated deficit	(46,349,066)	(44,691,196)
Total stockholders’ deficit	(3,173,555)	(4,514,240)

Total liabilities and stockholders’ deficit	$543,468	$11,412

(1)	Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	1,445,550	280,173	2,573,734	491,243
Amortization expense	50,107	-	91,863	-
Total operating expenses	1,495,657	280,173	2,665,597	491,243

Loss from operations	(1,495,657)	(280,173)	(2,665,597)	(491,243)

Other income (expenses):
Loss on change in fair value of derivative liabilities	(536,549)	-	(730,804)	-
Derivative liability expense	(341,423)	-	(341,423)	-
Gain on debt write off	2,292,162	15,918	2,303,147	15,918
Other income	10,000	-	10,000	-
Interest expense	(121,592)	(48,045)	(233,194)	(222,201)
Total other income (expenses)	1,302,598	(32,127)	1,007,726	(206,283)

Net loss	$(193,059)	$(312,000)	$(1,657,871)	$(697,526)

Earnings per share
Earnings (loss) per common share - basic and diluted	$(0.01)	$(0.37)	$(0.10)	$(0.63)

Weighted average common shares outstanding – basic	21,619,609	838,828	16,765,283	1,112,883

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	9,376,441	$938	$40,160,699	$(44,691,196)	$(4,514,240)

Shares issued as compensation							1,279,169	128	239,122		$239,250
Shares issued for consulting services							483,336	48	28,952		29,000
Shares issued for sale							1,328,000	133	132,667		132,800
Shares issued for conversion of notes payable							912,456	91	97,214		97,305
Net loss for the three months ended September 30, 2018										(1,059,423)	(1,059,423)

Balance at September 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	13,379,402	$1,338	$40,658,654	$(45,750,619)	$(5,075,307)

Shares issued as compensation							1,799,984	180	482,612		$482,792
Shares issued for consulting services							483,333	48	28,952		29,000
Shares issued for sale							1,177,000	118	117,582		117,700
Shares issued for conversion of notes payable							1,072,871	107	103,643		103,750
Acquisition of TSSG							1,538,387	154	499,846		500,000
Net loss for the three months ended December 31, 2018										(405,389)	(405,389)

Balance at December 31, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	19,450,977	$1,945	$41,891,289	$(46,156,008)	$(4,247,454)

Shares issued as compensation							20,348,601	2,035	1,177,423		$1,179,458
Shares issued for consulting services							1,783,339	178	87,322		87,500
Net loss for the three months ended March 31, 2019										(193,059)	(193,059)

Balance at March 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	41,582,936	$4,158	$43,156,033	$(46,349,066)	$(3,173,555)

VISIUM TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Preferred Stock - Series A $0.00 Par Value		Preferred Stock - Series B $0.00 Par Value		Preferred Stock - Series AA $0.00 Par Value		Common Stock $0.00 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2017	13,992,340	$13,992	1,327,640	$1,328	0	$0	499,152	$50	$38,356,155	$(43,300,856)	$(4,929,331)

Shares issued for conversion of notes payable							203,767	20	40,010		40,030
Net loss for the three months ended September 30, 2017										(220,400)	(220,400)
Balance at September 30, 2017	13,992,340	$13,992	1,327,640	$1,328	0	$0	702,919	$70	$38,396,165	$(43,521,256)	(5,109,701)

Shares issued for conversion of notes payable							79,333	8	11,892		$11,900
Net loss for the three months ended December 31, 2017										(164,826)	(164,826)

Balance at December 31, 2017	13,992,340	$13,992	1,327,640	$1,328	0	$0	782,252	$78	$38,408,057	$(43,686,082)	(5,262,627)

Shares issued as compensation							166,667	17	49,983		$50,000
Shares issued for consulting services							441,667	44	132,456		132,500
Shares issued for accrued payables							95,238	10	59,990		60,000
Shares issued due to reverse split -rounding)							744				0
Net loss for the three months ended March 31, 2018										(312,300)	(312,300)

Balance at March 31, 2018	13,992,340	$13,992	1,327,640	$1,328	0	$0	1,486,568	$149	$38,650,486	$(43,998,382)	$(5,332,427)

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,657,871)	$(697,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	730,804	-
Derivative liability expense	341,423
Stock-based compensation	2,047,500	242,500
Gain on debt write off	(2,303,147)	(15,918)
Amortization expense	91,863	-
Amortization of debt discount	66,667	27,083
Changes in operating assets and liabilities:
Accounts payable	(93,106)	25,171
Prepaid insurance	(1,646)	-
Accrued interest	165,294	195,117
Accrued compensation	121,704	178,699
Net cash used in operating activities	(491,014)	(44,874)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	282,500	37,500
Proceeds from sale of common stock	250,500	-
Repayment of advances from officers	(21,000)	46,000

Net cash provided by financing activities	512,000	83,500

Net increase in cash	20,986	38,625

Cash, beginning of period	11,412	2,313

Cash, end of period	$32,398	$40,940

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,232	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for acquisition	$500,000	$-
Accrued compensation exchanged for common stock	-	242,500
Convertible debt exchanged for common stock	$201,055	$51,930

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Visium is a provider of cyber security automation, analytics and visualization, and a driving force behind the growing practice of SecOps. SecOps is the practice of aligning cyber security, IT, and DevOps teams so that security becomes an integral part of these teams’ daily operations to empower organizations to innovate faster and more securely. Visium’s CyGraph technology provides visibility, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes.

In July 2018 the Company formed a wholly-owned subsidiary, Visium Analytics, LLC.

In March 2019 the Company entered into a license agreement with Mitre Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. Cygraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

The Company named Henry J. Holcombe as its Chief Executive Officer in August 2018 to provide strategic expertise in pursuing its business plans. Mr. Holcombe resigned in February 2019 to take the Chief Information Officer position at the United States Patent & Trademark Office, and Mark Lucky was named as Chief Executive Officer.

In October 2018 the Company completed the acquisition of Threat Surface Solutions Group, LLC (“TSSG”) in exchange for 1,538,385 shares of Visium common stock valued at $500,000, the fair market value on the date of the acquisition, plus additional consideration in the form of a 10% royalty on sales generated by TSSG for a period of three years on the first $25,000,000 in revenue.

See Note 5 for further description of the Company’s acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2019 we had a net loss of $1,657,871, had net cash used in operating activities of $491,014, and had negative working capital of $3,630,664. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 20, 2018. The results of operations for the nine months ended March 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2019.

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

MARCH 31, 2019

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. On an ongoing basis, management evaluates these estimates, including those related to contingent consideration, the carrying value of intangible assets, and assumptions used in binomial valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 and June 30, 2018.

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

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At March 31, 2019 and June 30, 2018, the Company had not reached a bank balance exceeding the FDIC insurance limit.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Convertible Instruments and Derivative Liabilities

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

The Company assessed the potential classification of its derivative financial instruments as of March 31, 2019 and June 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company has elected to use the Cox, Ross & Rubinstein Binomial Tree option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient that allows companies to not evaluate (under Topic 842) existing or expired land easements that were not previously accounted for as leases (under Topic 840). Topic 842 was effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Topic 842 requires a modified retrospective approach, which includes several optional practical expedients. The Company currently has no lease agreements and therefore ASU 2018-02 has no impact on the Company’s consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 3: DERIVATIVE LIABILITY

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January 2019. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the $0.15 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. The Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2019 and March 31, 2018 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of expense of $730,804 and $0 for the nine months ended March 31, 2019 and 2018, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at March 31, 2019 and June 30, 2018 is $38,750 and $0, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2019 and June 30, 2018 is $1,315,977 and $0, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Treevaluation of the derivative are as follows:

	Nine Months Ended March 31,
	2019	2018
Effective exercise price	$0.0216 - $ 0.0616	$-
Effective market price	$0.08	$-
Volatility	222.61%	-%
Risk-free interest	2.40% - 2.43%	-%
Terms	30 - 286 days	-
Expected dividend rate	0%	-%

Changes in the derivative liabilities during the nine months ended March 31, 2019 was follows:

Derivative liability at June 30, 2018	$-
Derivative liability expense	341,423
Loss on change in fair value of derivative liabilities	730,804
Derivative liability attributed to discount on notes payable	282,500
Derivative liability at March 31, 2019	$1,354,727

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2019, is as follows:

Accrued interest payable at June 30, 2018	$1,686,054
Interest expense for the nine months ended March 31, 2019	166,524
Gain on write off of accrued interest	(1,184,214)
Cash paid for accrued interest	(1,232)
Gain on forgiveness of accrued interest	(10,982)
Conversion of accrued interest into common stock	(30,205)
Accrued interest payable at March 31, 2019	$625,945

Interest expense for the nine months ended March 31, 2019 was comprised of the following:

Interest expense for the nine months ended March 31, 2019	$166,527
Amortization of debt discount	66,667
Total interest expense for the nine months ended March 31, 2019	$233,194

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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
$(48,972)

The Company will account for the royalty liability related to the revenue generated by TSSG as a reduction of the contingent liability.

Intangible assets acquired from TSSG were assigned the following values: value of customer relationships with an assigned value of $601,287. This intangible asset is being amortized over 36 months, its estimated useful life.

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of acquired assets and assumed liabilities. The allocation of purchase price consideration is considered preliminary as of March 31, 2019 with the provisional amounts related to Customer Relationships, and is subject to change. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The following table presents the unaudited pro forma condensed consolidated statement of operations for the nine months ended March 31, 2019:

	VISIUM	TSSG	ProForma Adjustments	ProForma Combined
Sales, net	$-	$9,984	$-	$9,984
Cost of goods sold	-	5,120		5,120
Gross profit	-	4,864	-	4,864

Operating expenses	2,665,597	119,194	-	2,784,791

Net loss before other expenses	(2,665,597)	(114,330)	-	(2,779,927)

Other income (expense)	1,007,726	(1,687)	-	1,006,040

Net loss	$(1,657,871)	$(116,017)	$-	$(1,773,888)

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

	Estimated Life	March 31, 2019	June 30, 2018
Customer relationships	3 years	$601,287	-
Less: accumulated amortization		(91,863)	-

		$509,424	$-

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2019 and June 30, 2018 convertible debentures consisted of the following:

	March 31, 2019	June 30, 2018
Convertible notes payable	$1,075,425	$1,617,984
Discount on notes payable	(233,330)	-
Subtotal	842,095	1,617,984
Convertible notes payable to ASC Recap LLC	147,965	147,965
Total	$990,060	$1,765,949

The Company had convertible promissory notes aggregating $990,060 and $1,765,949 at March 31, 2019 and June 30, 2018, respectively. The related accrued interest amounted to $467,917 and $1,440,816 at March 31, 2019 and June 30, 2018, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.09 to $22,500 per share, as a result of the two reverse stock splits. At March 31, 2019, $923,390 of the convertible promissory notes had matured, are in default and remain unpaid.

In January 2019 the Company entered into two securities purchase agreements whereby each Holder purchased from the Company, for a purchase price of $150,000 each, or $300,000 in total a (i) 8% senior convertible promissory note in the principal amount of $150,000 (the “Note”) convertible into shares of the Company’s common stock (the “Common Stock”); and (ii) a warrant to purchase 250,000 shares of the Company’s Common Stock, exercisable at a price of $0.15, subject to adjustment, per share over the course of a three year term (the “Warrant”, and together with the Note, the “Securities”). The Warrant provides for a cashless exercise provision. The closing occurred following the satisfaction of customary closing conditions.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The Notes mature twelve (12) months from the date of issuance and may be prepaid at any time pursuant to the terms of the Note. The Notes are convertible into shares of the Company’s Common Stock at a price (the “Conversion Price”) equal to the lower of (i) $0.15 per share or (ii) 65% multiplied by the lowest traded price of the Common Stock during the ten (10) consecutive Trading Day period (as defined in the Note) immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Conversion Price may further be adjusted in connection with the terms of the Note.

The Company records convertible notes net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB ASC 470. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

In March 2019 the Company obtained a legal opinion to extinguish aged debt totaling $2,292,162 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accounts payable and accrued expenses	$371,001
Convertible notes payable	671,706
Short term promissory notes payable	65,241
Accrued interest payable	1,184,214
Total extinguished debt	$2,292,162

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC Recap”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a Section 3(a)(10) financing transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing these notes and does not believe that the balances of these notes are owed. See Note 11 – Commitment and Contingencies in the footnotes to the consolidated financial statements. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and a balance of $125,000 remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share, respectively.

For the nine months ended March 31, 2019, the following summarizes the conversion of debt for common shares:

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

Notes Payable

The Company had promissory notes in the aggregate principal amount of $205,000 and $270,241 at March 31, 2019 and June 30, 2018, respectively. The related accrued interest amounted to approximately $155,000 and $245,200 at March 31, 2019 and June 30, 2018, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum which is payable monthly. All promissory notes outstanding as of March 31, 2019 have matured, are in default, and remain unpaid.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2019, the Company had 10,000,000,000 authorized shares of common stock.

Issuances of Common Stock During the Nine Months Ended March 31, 2019

Convertible Notes Payable

During the nine months ended March 31, 2019 the Company issued 1,985,327 shares of its common stock related to the conversion of $201,055 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.101 per share.

Sale of Restricted Common Stock

During the nine months ended March 31, 2019 the Company issued 2,505,000 shares of its common stock related to the sale of its common stock resulting in proceeds of $250,500, at an average price of $0.10 per share.

Acquisition of Threat Surface Solutions Group, LLC

During the nine months ended March 31, 2019 the Company issued 1,538,387 shares of its common stock related to its acquisition of Threat Surface Solutions Group, LLC, valued at $500,000, or an average price of $0.325 per share.

Stock Based Compensation

During the nine months ended March 31, 2019 the Company issued 23,427,759 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants. The shares were valued at $1,901,500, or $0.081 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2019 the Company issued and vested 2,750,008 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $145,500, or $0.052 per share, based on the share price at the time of the transactions.

Issuances of Common Stock During the Nine Months Ended March 31, 2018

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Series AA Convertible Preferred Stock

In March 2018, the Company authorized and issued one share of Series AA Convertible Preferred Stock which provides for the holder to vote on all matters as a class with the holders of common stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one share of common stock. Mark Lucky, our Chairman and CFO, is the holder of the one share of the Series AA Convertible Preferred Stock.

Common Stock Warrants

In January 2019 we issued 500,000 warrants with a three year life and a conversion price of $0.15 per share. These warrants have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2019 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	-	-
Granted	500,000	$0.15
Granted due to repricing	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	500,000	$0.15

Warrants exercisable at end of period	500,000	$0.15

Weighted average fair value of warrants granted during the period		$38,750

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The following table summarizes information about common stock warrants outstanding at March 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	March 31, 2019	Life	Price	March 31, 2019	Price
$0.15	500,000	2.84 Years	$0.15	500,000	$0.15
	500,000	2.84 Years	$0.15	500,000	$0.15

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

In March 2019, the Company accelerated the vesting of 6,569,436 shares related to restricted stock awards to its directors and officers. The expense related to the acceleration of vesting totaled $533,957, or $0.081 per share and is included in Selling, general and administrative expenses in our Statement of Operations.

A summary of the Company’s restricted stock activity for the nine months ended March 31, 2019 and the year ended June 30, 2018 is presented in the following table:

	For the
	Nine Months ended March 31, 2019		Year ended June 30, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	13,836,108	$0.06	-	-
Granted	1,500,000	$0.38	14,650,000	.06
Forfeited	(930,555)	0.36	-	-
Vested	(10,377,773)	$0.078	(813,892)	.06
Unvested at end of period	4,027,780	$0.06	13,836,108	.06

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of March 31, 2019 was $241,667 and is expected to be recognized over a weighted average period of 2.08 years.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 10: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 8.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer, and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2019 there were no outstanding advances made to the Company.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with ASC Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2019, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

The consideration payable to the sellers of Threat Surface Solutions Group, LLC includes up to $2.5 million as a royalty payment on sales during the three-year period ending October 12, 2021. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

On July 24, 2018, Visium entered into a patent license agreement (the “GMRF License Agreement”) with George Mason Research Foundation, Inc., (“GMRF”) to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents. This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions.

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

In March 2019 the Company entered into a software license agreement with Mitre Corporation (“MITRE”) to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. Cygraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

Pursuant to the Agreement, the Company is required to have a marketable, demonstrable and saleable product or service using the Software within twelve (12) months of the date of the Agreement, and the Company is required to pay to MITRE a royalty fee based on gross fees charged to the Company’s customers. Additionally, the Company is required to pay to MITRE a non-refundable license issue fee.

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

NOTE 12: SUBSEQUENT EVENTS

There are no events that management deems reportable that occurred after March 31, 2019.

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

Visium is a leading provider of cyber security automation, analytics and visualization, and a driving force behind the growing practice of SecOps. SecOps is the practice of aligning cyber security, IT, and DevOps teams so that security becomes an integral part of these teams’ daily operations to empower organizations to innovate faster and more securely. Visium’s CyGraph technology provides visibility, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes.

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

In March 2019 the Company entered into a software license agreement with Mitre Corporation (“MITRE”)to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. Cygraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

Employees

At May 13, 2019, we had 3 full time employees.

Our principal offices are located at 11325 Random Hills Road, Suite 360, Fairfax, Virginia 22030. Our telephone number is (703) 225-3443.

Our common stock is quoted on the OTC Markets under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2019 and 2018

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating expenses:
Selling, general and administrative	$1,445,550	$280,173	$2,573,734	$491,243
Amortization expense	50,107	-	91,863	-
Total operating expenses	1,495,657	280,173	2,665,597	491,243

Loss from operations	(1,495,657)	(280,173)	(2,665,597)	(491,243)

Other income (expenses):
Loss on change in fair value of derivative liabilities	536,549)	-	(730,804)	-
Derivative liability expense	(341,423)	-	(341,423)	-
Gain on debt write off	2,292,162	15,918	2,303,147	15,918
Other income	10,000	-	10,000	-
Interest expense	(121,592)	(48,045)	(233,194)	(222,201)
Total other income (expenses)	1,302,598	(32,127)	1,007,726	(206,283)

Net income (loss)	$(193,059)	$(312,000)	$(1,657,871)	$(697,526)

Nine Month Period Ended March 31, 2019

For the nine months ended March 31, 2019, selling, general and administrative expenses were $ $2,573,734, as compared to $491,243 for the nine months ended March 31, 2018. For the nine months ended March 31, 2019 and 2018 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,
	2019	2018
Accounting expense	$28,474	$108,294
Consulting fees	97,500	8,843
Salaries	236,000	180,000
Legal and professional fees	71,330	5,240
Travel expense	3,137	-
Occupancy expense	7,867	1,218
Telephone expense	2,700	300
Website expense	2,103	200
Investor relations expense	28,500	515
Stock based compensation	2,047,000	182,500
Other	49,123	4,133
	$2,573,734	$491,243

The increase in selling, general and administrative expenses for the nine months ended March 31, 2019, when compared with the prior year period, is primarily due to an increase in stock-based compensation of $1,864,500, higher legal and professional fees of $66,090, higher consulting fees of $88,657, higher investor relations expense of $27,985, higher salary expense of $56,000, and higher occupancy expense of $6,649, offset by lower accounting expense of $79,820. Excluding stock-based compensation expense, selling, general and administrative expenses for the nine months ended March 31, 2019 increased approximately 7.2%.

We believe that our selling, general, and administrative expenses will be significantly lower going forward as a result of lower stock based compensation expense and lower legal and consulting expenses.

Amortization Expense

	Nine-Months Ended
	March 31,		%
	2019	2018	Change
Customer relationships	$91,863	$-	100%

The increase in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2018.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2019	2018	Change
Loss on change in fair value of derivative liabilities	$730,804	$-	100%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

During fiscal year 2018 the Company’s share price and lack of trading liquidity in the Company’s common stock, resulted in the convertible notes being determined to have no basis for applying a derivative liability to the conversion of these notes.

Interest Expense

	Nine-Months Ended
	March 31,		%
	2019	2018	Change
Interest expense	$233,194	$222,201	4.9%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount of $66,667 for the nine months ended March 31, 2019. We believe that our interest expense will be lower than the levels incurred in the first nine months of 2019 due to lower interest bearing note balances for the remainder of fiscal year 2019.

Derivative Liability Expense

	Nine-Months Ended
	March 31,		%
	2019	2018	Change
Derivative liability expense	$341,423	$-	100%

Derivative liability expense represents the expense related to our convertible notes payable and outstanding warrants issued in January 2019 that include variable conversion features and price protection provisions, respectively.

Gain on Extinguishment of Debt

	Nine-Months Ended
	March 31,		%
	2019	2018	Change
Gain on extinguishment of debt	$2,292,162	$-	100%

The Company extinguished aged debt totaling $2,292,162 in March 2019. The breakdown of the write-offs was as follows:

Accounts payable and accrued expenses	$371,001
Accrued interest expense	1,184,214
Convertible notes payable	671,706
Promissory notes payable	65,241
$2,292,162

Three Month Period Ended March 31, 2019

For the three months ended March 31, 2019, selling, general and administrative expenses were $ $1,028,615, as compared to $280,173 for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
Accounting expense	$5,724	$27,730
Consulting fees	46,250	343
Salaries	84,000	60,000
Legal and professional fees	37,040	5,240
Travel expense	357	-
Occupancy expense	1,968	-
Telephone expense	900	300
Website expense	145	200
Investor relations expense	-	-
Stock based compensation	1,266,958	182,500
Other	2,208	3,860
	$1,445,550	$280,173

The increase in selling, general and administrative expenses for the three months ended March 31, 2019, when compared with the prior year period, is primarily due to an increase in stock-based compensation of $1,084,458, higher legal and professional fees of $31,800, higher consulting fees of $45,907, higher salary expense of $24,000, and higher occupancy expense of $1,968, offset by lower accounting expense of $22,007.

We believe that our selling, general, and administrative expenses will be significantly lower going forward as a result of lower stock-based compensation expense and lower legal and consulting expenses.

Amortization Expense

	Three-Months Ended
	March 31,		%
	2019	2018	Change
Customer relationships	$50,107	$-	100%

The increase in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2018.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2019	2018	Change
Loss on change in fair value of derivative liabilities	$536,549	$-	100%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

During fiscal year 2018 the Company’s share price and lack of trading liquidity in the Company’s common stock, resulted in the convertible notes being determined to have no basis for applying a derivative liability to the conversion of these notes.

Interest Expense

	Three-Months Ended
	March 31,		%
	2019	2018	Change
Interest expense	$121,592	$48,045	153.1%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. We believe that our interest expense will decrease due to lower interest-bearing liabilities as of March 31, 2019 from first nine months of 2019, for the remainder of fiscal year 2019.

Derivative Liability Expense

	Three-Months Ended
	March 31,		%
	2019	2018	Change
Derivative liability expense	$341,423	$-	100%

Gain on Extinguishment of Debt

	Three-Months Ended
	March 31,		%
	2019	2018	Change
Gain on extinguishment of debt	$2,292,162	$-	100%

The Company extinguished aged debt totaling $2,292,162 in March 2019. The breakdown of the write-offs was as follows:

Accounts payable and accrued expenses	$371,001
Accrued interest expense	1,184,214
Convertible notes payable	671,706
Promissory notes payable	65,241
$2,292,162

Liquidity and Capital Resources

	Balance at
	March 31, 2019	June 30, 2018
Cash	$32,398	$11,412
Accounts payable and accrued expenses	211,447	626,583
Accrued compensation	277,529	155,825
Notes, convertible notes, and accrued interest payable	$2,054,335	$3,722,244

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $491,000 and $44,900 during the nine-month periods ended March 31, 2019 and 2018, respectively, and has a working capital deficit of approximately $3.63 million and $4.5 million at March 31, 2019 and June 30, 2018, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine Months ended March 31, 2019

Net cash used in operations during the nine months ended March 31, 2019 increased by $446,000 or 751% from the same period during fiscal year 2018. The increase in cash used in operations is primarily due to the increase in consulting and business development expense and cash paid for legal and professional fees of $97,250, and the increase in cash paid for salaries to executives of $23,200, offset by the decrease in cash paid for audit and related services of $9,000. This cash was obtained through the sale of 2,505,500 shares of the Company’s $0.0001 par value common stock, at a per share price of $0.10, or $250,500, and the sale of convertible notes totaling $300,000.

Capital Raising Transactions

Issuance of common stock

During the nine months ended March 31, 2019 we received proceeds of $250,500 from the sale of 2,505,000 shares of the Company’s $0.0001 par value common stock.

Issuance of Convertible Notes

In January 2019 the Company entered into two securities purchase agreements whereby each Holder purchased from the Company, for a purchase price of $150,000 each, or $300,000 in total a (i) 8% senior convertible promissory note in the principal amount of $150,000.00 (the “Note”) convertible into shares of the Company’s common stock (the “Common Stock”); and (ii) a warrant to purchase 250,000 shares of the Company’s Common Stock, exercisable at a price of $0.15, subject to adjustment, per share over the course of a three year term (the “Warrant”, and together with the Note, the “Securities”). The Warrant provides for a cashless exercise provision. The closing occurred following the satisfaction of customary closing conditions.

Other outstanding obligations at March 31, 2019

Convertible Notes Payable

As of March 31, 2019, the Company had outstanding convertible promissory notes aggregating at $1.075 million. The accrued interest amounted to approximately $468,000 as of March 31, 2019. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $0.60 per share, at the holders’ option. At March 31, 2019, all convertible promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at March 31, 2019. The related accrued interest amounted to approximately $155,000 at March 31, 2019. The Notes Payable bear interest at 8% per annum. Interest is generally payable monthly. All promissory notes have matured as of March 31, 2019.

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

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2019, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

With the exception of the item described below, at March 31, 2019 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2019 the Company issued a restricted share award of 166,667 shares of its $0.0001 par value common stock to its new CEO, Mark Lucky, as compensation. The shares were valued at $50,000, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock.

During the quarter ended March 31, 2019 the Company issued a restricted share award of 166,667 shares of its $0.0001 par value common stock to its new board member, Tom Grbelja, as compensation for services rendered. The shares were valued at $50,000, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2019 the Company issued a restricted share award of 83,334 shares of its $0.0001 par value common stock to its new board member, Paul Favata, as compensation for services rendered. The shares were valued at $25,000, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2019 the Company issued 191,669 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $57,500, or $0.30 per share on a post reverse split basis. On a pre- reverse split basis, the shares were issued at par value as there was no active market in our common stock

During the quarter ended March 31, 2019 the Company issued 95,238 shares of its $0.0001 par value common stock to satisfy a liability owed to a Company controlled by our CEO. The shares were valued at $60,000, or $0.63 per share on a post reverse split basis, the weighted average market price for the ten preceding days from the date that the shares were issued.

The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

During the nine months ended March 31, 2019 we issued 1,985,327 shares of common stock related to the conversion of $201,055 of convertible notes and accrued interest, to three accredited investors. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During October 2018 we issued 1,538,385 shares of common stock related to the acquisition of Threat Surface Solutions Group, LLC. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed herewith	Incorporated by reference Form	Period ending	Exhibit	Filing date
2.1	Membership Interest Purchase Agreement by and Among Threat Surface Solutions Group, LLC, Acquired Data Solutions, Inc., Ramparts, LLC, and Kevin Anderson, an Individual, and Visium Technologies, Inc. (incorporated by reference to Visium Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018)		8-K		2.3	09/10/2018
2.2	Amendment to Membership Interest Purchase Agreement		8-K		2.2	01/04/2019
4.1	Form of Warrant issued to FirstFire Global Opportunities Fund, LLC		8-K		4.1	01/10/2019
4.2	Form of Warrant issued to Auctus Fund, LLC		8-K		4.1	01/16/2019
10.1	Securities Purchase Agreement by and between the Company and FirstFire Global Opportunities Fund, LLC		8-K		10.1	01/10/2019
10.2	Form of Promissory Note issued to FirstFire Global Opportunities Fund, LLC		8-K		10.2	01/10/2019
10.3	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC,		8-K		10.1	01/16/2019
10.4	Form of Promissory Note issued to Auctus Fund, LLC,		8-K		10.2	01/16/2019
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark Lucky
May 13, 2019		Mark Lucky
CEO, principal executive officer, principal accounting officer

