Form 10-Q/A
period 2019-03-31
VISIUM TECHNOLOGIES, INC.
filed 2019-05-15
CIK 1082733

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

EXPLANATORY NOTE

Visium Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, filed with the U.S. Securities and Exchange Commission on May 13, 2019 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely to correct scrivener’s errors with respect to disclosures under Item 2- Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2019 the Company issued restricted share awards to its officer and directors for 13,000,000 shares of its $0.0001 par value common stock. The shares were valued at $585,000, or $0.045 per share.

During the quarter ended March 31, 2019 the Company issued 1,300,000 restricted share of its $0.0001 par value common stock to three consultants for services rendered. The shares were valued at $58,500, or $0.045 per share.

During the nine months ended March 31, 2019 we issued 1,985,327 shares of common stock related to the conversion of $201,055 of convertible notes and accrued interest, to three accredited investors.

During October 2018 we issued 1,538,387 shares of common stock related to the acquisition of Threat Surface Solutions Group, LLC.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark Lucky
May 15, 2019		Mark Lucky
CEO, principal executive officer, principal accounting officer

