Form 10-K
period 2019-06-30
VISIUM TECHNOLOGIES, INC.
filed 2019-09-27
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-25753

VISIUM TECHNOLOGIES, INC.

(Exact Name of Registrant as specified in its Charter)

Florida	7371	87-0449667
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

11325 Random Hills Road, Suite 360

Fairfax, VA 22030

(Address of Principal Executive Office)(Zip Code)

(703) 225-3443

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2018 was $1,613,237, at a share price of $0.10 on that date. For purposes of this calculation, an aggregate of 16,132,373 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2018 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of September 27, 2019: 63,384,709

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

2019 ANNUAL REPORT ON FORM 10-K

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

Visium is a provider of cyber security automation, analytics and visualization. Visium operates in the traditional cyber security space, as well as in the cloud-based technology and Internet of Things (“IOT”) spaces. Visium provides cybersecurity technology solutions, tools and services to support commercial enterprises and governments ability to protect their data. Visium’s CyGraph technology provides visibility, advanced cyber monitoring intelligence, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes.

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

In October 2018 the Company completed the acquisition of Threat Surface Solutions Group, LLC (“TSSG”) in exchange for 1,538,385 shares of Visium common stock valued at $500,000, the fair market value on the date of the acquisition, plus additional consideration in the form of a 10% royalty on sales generated by TSSG for a period of three years on the first $25,000,000 in revenue. As of June 30, 2019 TSSG has not generated any revenues.

Employees

At September 27, 2019, we had 4 full time employees.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $46.4 million as of June 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $3.2 million as of June 30, 2019. This deficit consists of $18,668 in current assets, offset by $3,263,285 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2019 of approximately $567,000. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly traded company.

As of September 27, 2019, we had approximately $60,000 cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to maintaining a publicly traded company. We will need to raise additional capital to support our public-company-related activities.

We had $1,863,898 of convertible notes, notes payable, and accrued interest payable as of June 30, 2019, of which $1,623,505 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $1.9 million as of June 30, 2019 which are either currently past due or which are due in the current fiscal year. Currently, there is $923,393 principal amount of the convertible notes payable which is past due, $205,000 principal of the notes payable which is past due, and $593,838 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2019, our executive officer and directors beneficially owns 28,605,551 shares of Common Stock, or approximately 68% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We rent our principal executive offices from an unrelated third party on a month-to-month basis for a monthly rental of $496.

Item 3. Legal Proceedings.

In July 2018 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the “Plaintiff”) in the Judicial District Court of Danbury, Connecticut. Plaintiff asserts that the Company failed to convert two convertible notes held by Plaintiff. The Company is vigorously contesting this claim. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2019	High	Low

Quarter Ended September 30, 2018	$1.44	0.16
Quarter Ended December 31, 2018	$0.47	0.06
Quarter Ended March 31, 2019	$0.30	0.01
Quarter Ended June 30, 2019	$0.23	0.04

Fiscal Year Ended June 30, 2018	High	Low

Quarter Ended September 30, 2017	$0.909	$0.303
Quarter Ended December 31, 2017	$0.606	$0.303
Quarter Ended March 31, 2018	$0.909	$0.303
Quarter Ended June 30, 2018	$0.303	$0.060

Stockholders

As of September 27, 2019, there were 930 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 7, 2019 we issued a convertible note with a principal amount of $150,000 together with a warrant to purchase 250,000 shares of the Company’s common stock pursuant to a securities purchase agreement.

On December 28, 2018, we issued a convertible note with a principal amount of $150,000 together with a warrant to purchase 250,000 shares of the Company’s common stock pursuant to a securities purchase agreement.

During the fiscal year ended June 30, 2019 we sold 2,505,000 shares of common stock, valued at $250,501 to eleven accredited investors, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

During October 2018 we issued 1,538,387 shares of common stock related to the acquisition of Threat Surface Solutions Group, LLC. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

During the fiscal year ended June 30, 2019 we issued 1,985,327 shares of common stock related to the conversion of $201,055 of convertible notes and accrued interest, to three accredited investors. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the fiscal year ended June 30, 2019 we issued 23,427,754 shares of its common stock to its directors and officers, as compensation. The shares were valued at $0.081, the market price on the date of issuance for a total value of $1,901,500. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 8 – Related Party Transactions.

During the fiscal year ended June 30, 2019 we issued 3,233,341 shares of its common stock to consultants, as compensation. The shares were valued at $0.054, the market price on the date of issuance for a total value of $174,500. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

Rule 10B-18 Transactions

During the year ended June 30, 2019, there were no repurchases of the Company’s common stock by the Company

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide information required by this item.

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

Since February 12, 2018 Mark Lucky has served as Chairman and CFO. He currently also serves as CEO. The Company’s headquarters is located at 11325 Random Hills Road, Suite 360, Fairfax, VA 22124. Since February 2019, the Company has focused on creating a world-class cybersecurity/digital risk management company, with a focus on network security, threat visualization, Internet of Things, (“IoT”), mobile security, pinpoint threat identification, and big-data analytics. Our solutions address the growing security and compliance complexities and risks resulting from the increasing adoption of cloud computing and the proliferation of geographically dispersed IT assets.

In July 2018 the Company entered into a license agreement with George Mason University to commercialize and sell a network assessment and visualization tool that is backed by eight issued patents. This technology allows customers to collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, and take remedial actions.

In March 2019 the Company entered into a license agreement with The MITRE Corporation to commercialize and sell CyGraph, a cybersecurity application that is a tool for cyber warfare analytics, visualization and knowledge management.

Results of Operations

Selling, General, and Administrative Expenses

For the year ended June 30, 2019, selling, general and administrative expenses were $2,721,467 as compared to $1,043,230 for the year ended June 30, 2018, an increase of $1,678,237 or approximately 161%. For the years ended June 30, 2019 and 2018 selling, general and administrative expenses consisted of the following:

	2019	2018	Increase/ (Decrease)	% Change
Accounting expense	$11,000	$13,854	$(2,854)	(20.6)%
Consulting fees	125,500	108,843	16,657	15.3%
Salaries	320,000	240,000	80,000	33.3%
Legal and professional fees	82,630	9,240	73,390	794.3%
Travel expense	3,342	0	3,342	N/A
Occupancy expense	9,319	2,200	7,119	323.6%
Telephone expense	3,600	1,200	2,400	200.0%
Website expense	2,555	904	1,651	182.6%
Investor relations expense	28,500	515	27,985	5,434.0%
Stock based consulting expense	174,500	299,595	(125,995)	(41.8)%
Stock based compensation	1,901,500	358,500	1,543,000	430.4%
Other	59,021	8,378	50,643	604.5%

	$2,721,467	$1,043,230	$1,678,237	160.9%

The increase in selling, general and administrative expenses during fiscal 2019, when compared with the prior year, is primarily due to an increase in stock-based compensation, legal expenses, and salaries, offset by increases in accounting expenses.

Amortization Expense

	Years Ended
	June 30,		%
	2019	2018	Change
Customer relationships	$141,970	$-	(100)%

The increase in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2018.

Change in Fair Value of Derivative Liability

	Years ended
	June 30,
	2019	2018
Loss on change in fair value of derivative liabilities	$183,130	$-

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2019 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2019	2018	Change
Derivative liability expense	$341,423	$-	100%

The Company issued convertible notes in January 2019 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Years Ended
	June 30,		%
	2019	2018	Change
Interest Expense	$276,087	$275,975	(0.0)%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2019 is primarily due to higher amortization of debt discount of $141,667.

Gain on Debt Write-Off

	Years Ended
	June 30,
	2019	2018
Gain on debt write off	$2,303,147	$25,137

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
$2,292,162

The Company also recognized a gain on the forgiveness of accrued interest of $10,985 in October 2018.

Loss on impairment

	Years Ended
	June 30,
	2019	2018
Loss on impairment	$407,002	$-

In June 2019 Management determined that the intangible asset attributed to the purchase of Threat Surface Solutions Group, LLC had no future benefit to the Company. As a result, the net book value of the asset was written off in full, as follows:

Net intangible asset as of date of impairment	$459,317
Reversal of contingent liability	(52,315)
Loss on impairment	$407,002

Debt Conversion Expense

	Years Ended
	June 30,
	2019	2018
Debt conversion expense	$-	$96,272

During the year ended June 30, 2018, the Company amended the conversion terms for twelve convertible noteholders. The amended notes totaled $139,225 in principal and were amended such that the conversion price is fixed at $0.09 per share, from conversion terms that were priced at a 50% discount of the average closing bid price per share of Common Stock during the ten consecutive trading days immediately prior to any such conversion. For those notes that were converted immediately after the amendment, the Company recorded a debt conversion expense of $96,272, in accordance with guidance in ASC-470 for induced debt conversions. The Company recorded an expense of $96,272 as a loss on conversion of debt related to the amendments to these notes.

Liquidity and Capital Resources

	Balance at June 30,
	2019	2018
Cash	$18,668	$11,412
Accounts payable and accrued expenses	(213,805)	(626,584)
Accrued compensation	(316,529)	(155,825)
Notes, convertible notes, and accrued interest	(1,863,898)	(3,722,242)

At June 30, 2019 and 2018, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2019. As of September 27, 2019, we had approximately $60,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly traded company, and from $2 to $5 million to implement a plan of operation. We anticipate we will need to raise up to $2 million to complete the acquisitions that we have identified. If these funds cannot be obtained, we may not be able to consummate an acquisition or merger, and our business may fail as a result.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $566,745 and $59,401 during the years ended June 30, 2019 and 2018, respectively, and has a working capital deficit of approximately $3.2 million and $4.5 million at June 30, 2019 and 2018, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,757,932)	$(1,390,340)
Non-cash Adjustments:
Gain on debt write off	(2,303,147)	(25,137)
Debt conversion expense	-	96,272
Stock based compensation	2,076,000	658,095
Amortization of debt discount	283,637	27,083
Derivative liability expense	341,423	-
Loss on change in derivative liability	183,130	-
Impairment expense	407,002	-
Changes in assets and liabilities
Accrued interest	133,189	239,670
Accrued compensation	160,704	240,000
Accounts payable and accrued expenses	(90,751)	94,956
Net cash used in operations	(566,745)	(59,401)

Cash flows from financing activities:
Advance from officers	41,000	21,000
Proceeds from sale of common stock	250,501	10,000
Proceeds from issuance of convertible notes payable, net of debt issuance costs	282,500	37,500
Net cash provided by financing activities	574,001	68,500

Net increase in cash	$7,256	$9,099

Year ended June 30, 2019

Net cash used in operations in fiscal year 2019 increased by $504,328 or 840% from fiscal year 2018. This cash was obtained through the sale of 2,505,500 shares of the Company’s $0.0001 par value common stock, at a per share price of $0.10, or $250,501, the sale of convertible notes totaling $300,000, which netted the Company $282,500, and advances from directors of $41,000.

Year ended June 30, 2018

Net cash used in operations in fiscal year 2018 totaled $59,401. This cash was obtained through the sale of $37,500 of convertible promissory notes, the sale of $10,000 of the Company’s $0.0001 par value common stock, and advances from directors of $21,000.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated net proceeds of $282,500 and $37,500 during fiscal 2019 and 2018, respectively, from the issuance of convertible notes payable and promissory notes.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $1.1 million and $1.6 million outstanding at June 30, 2019 and 2018, respectively. The accrued interest amounted to approximately $435,000 and $1,442,000 at June 30, 2019 and 2018, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $22,500 per share, at the holders’ option. At June 30, 2019, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2019	June 30, 2018
Convertible Notes Payable	$1,075,428	$1,617,984
Discount on convertible notes	(158,333)	-
Notes Payable, net of discount	$917,095	$1,617,984

Convertible notes payable to ASC Recap LLC

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. The Company recorded a derivative liability on the warrants on the warrants issued… These two notes were issued as a fee for services under a 3(a)10 transaction that was never consummated and therefore there was no performance by ASC to earn the notes. As a result, while the Company continues to carry the balance of these notes on its balance sheet, it does not believe the notes payable balances are owed. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion.

Notes Payable

The Company had promissory notes aggregating approximately $205,000 and $270,241 at June 30, 2019 and 2018, respectively. The related accrued interest amounted to approximately $159,000 and $245,237 at June 30, 2019 and 2018, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2019.

Common Stock Warrants

In January 2019 we issued 500,000 warrants with a three-year life and a conversion price of $0.15 per share. These warrants have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2019 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at June 30, 2018	-	-
Granted	500,000	$0.15
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2019	500,000	$0.15

Warrants exercisable at end of period	500,000	$0.15

Weighted average fair value of warrants granted during the period		$38,750

Derivative Liability

The Company recognizes all derivative financial instruments on its balance sheet at fair value.

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

The Company believes the certain conversion features embedded in convertible notes payable are not clearly and closely related to the economic characteristics of the Company’s stock price. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Cox, Ross & Rubinstein Binomial Tree valuation model), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2019 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2019, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consists of four members, however we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2019:

Name	Age	Position
Mark Lucky	60	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	60	Director
Emmanuel Esaka, MD	46	Director
Paul Favata (1)(2)	54	Director

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

Mr. Paul Favata is a 29-year Wall Street veteran who began his career on the American Stock Exchange (AMEX), working for two smaller member firms, before moving to the New York Stock Exchange (NYSE). After five years with one of the largest specialist firms on the floor, Mr. Favata left the exchange in 1992 to work on the sell-side. Mr. Favata spent the bulk of the 1990’s with a small boutique firm working in both the retail and institutional sales areas. Mr. Favata held the position of Senior Vice President of Finance at a small, privately held consulting firm that advised clients on acquisitions and long-term financing strategies. Since 2008, Mr. Favata has held various C-level executive positions including; as Chief Financial Officer of a $60 million annual revenue telecom provider having management oversight and responsibility for all financial functions while overseeing all revenues, costs, capital expenditures, investments and debt. Most recently, President of a publicly traded company specializing in the acquisition and integration of IT and Cloud Technology service providers and Internet and web technologies. Mr. Favata resides, with his family, in Saint Petersburg, Florida.

We believe that Mr. Favata’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Mr. Favata should be serving as a member of our board of directors.

Dr. Emmanuel Esaka. Dr. Esaka brings decades of experience as a successful surgeon. He has earned an MBA from Auburn University, and graduated Cum Laude with Highest Honors from Università Degli Studi di Bologna, Italy School of Medicine and Surgery. He is the Founder, Owner, and CEO of Advanced Care Obstetrics and Gynecology PA in Wilmington, Delaware, Co-Founder and Managing Director of 3N Pharma USA, Inc., Founder and CEO of Cameroon American Health System, Inc., and Co-Founder of Caritas Home Health Services, Inc. Dr. Osaka also served as attending obstetrics and gynecology at Irwin Army Community Hospital, and serves as a Director of Meiger Health, Inc.

We believe that Dr. Esaka’s extensive experience and business background adds valuable knowledge to our board of directors and that these experiences, qualifications and attributes have led to our conclusion that Dr. Esaka should be serving as a member of our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended June 30, 2019, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(2)(3)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Mark Lucky	2019	320,000	-	565,000					885,000
Chief Executive Officer and Chief Financial Officer	2018	90,000	-	110,000	-	-	-	-	200,000

Henry Holcombe	2019			205,000					205,000
Former Chief Executive Officer	2018	-	-	-	-	-	-	-	-

Kevin Yates,	2019	-	-					-	-
Former Chief Executive Officer	2018	150,000	-					8,843	158,843

(1)	Other compensation for Mr. Yates during fiscal 2018 represented funds paid to C3i Services, LLC, a related party by means of common ownership and management of the Company. The related parties provided assistance to Mr. Yates in his duties. In addition, Mr. Yates was issued a convertible note in the amount of $480,000 during fiscal 2018 in conjunction with his severance pay related to his resignation as Chief Executive Officer. This note was subsequently forgiven by Mr. Yates when he departed the Company.

(2)	Amounts represent accrued compensation for Mr. Lucky and Mr. Yates. Actual amounts paid to Mr. Lucky were $74,296 and $0 for 2019 and 2018, respectively. Actual amounts paid to Mr. Yates totaled $9,000 for fiscal 2018.

(3)	Amounts represent accrued compensation for Mr. Lucky. Actual amounts paid totaled $30,000 for the year ended June 30, 2018 and $159,295 for the year ended June 30, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2019 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, Dr. Emmanuel Esaka, and Mr. Mark Lucky, who is also an executive officer of our company. In February and April 2018 Messrs. Favata and Grbelja each received restricted stock grants as compensation for their Board services. In October 2018 Dr. Esaka received a restricted stock grant as compensation for his Board services. The restricted stock grants vest over thirty-six months. In March 2019, the remaining unvested restricted shares issued to the directors were vested and the corresponding expense was recognized as stock based compensation and included in general and administrative expense in the statement of operations for the year ended June 30, 2019. The following table sets forth the restricted stock grants issued to Messrs. Favata, Grbelja, and Dr. Esaka as compensation for their Board service:

	FY2019		FY2018
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	4,416,666	$220,000	1,250,000	$115,000
Paul Favata	4,275,000	211,500	1,058,333	83,500
Emmanuel Esaka	1,500,000	$675,000	-	$-
	10,191,666	$1,106,500	2,308,333	$198,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 27, 2019, we had 63,384,709 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 27, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	24,006,682	37.90%	1	100%	58.9%
Tom Grbelja	5,666,667	8.95%			5.9%
Emmanuel Esaka	4,500,000	7.10%			4.7%
Paul Favata	5,333,333	8.42%			5.6%
Officers and directors as a group	39,506,682	62.36%	1	100%	75.1%

Total	39,506,682	62.36%	1	100%	75.1%

(1)

Percent of Voting Control is based upon the number of issued and outstanding shares of our common stock and our Series AA Preferred Stock as of September 27, 2019. On that date, we had 63,384,709 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2019.

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

Common Stock

Issuances of Common Stock During 2019

During fiscal 2019 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2019 the Company issued 1,985,327 shares of its common stock related to the conversion of $201,055 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.101 per share.

Sale of Restricted Common Stock

During the year ended June 30, 2019 the Company issued 2,505,000 shares of its common stock related to the sale of its common stock resulting in proceeds of $250,501, at an average price of $0.10 per share.

Acquisition of Threat Surface Solutions Group, LLC

During the year ended June 30, 2019 the Company issued 1,538,387 shares of its common stock related to its acquisition of Threat Surface Solutions Group, LLC, valued at $500,000, or an average price of $0.325 per share.

Stock Based Compensation

During the year ended June 30, 2019 the Company issued 23,427,759 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants. The shares were valued at $1,901,500, or $0.081 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2019 the Company issued and vested 3,233,341 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $174,500, or $0.054 per share, based on the share price at the time of the transactions.

Issuances of Common Stock During 2018

During the year ended June 30, 2018, the Company issued 1,277,546 shares of its common stock upon the conversion of $141,430 of principal of its outstanding convertible notes, at an average price of $0.111 per share.

During the year ended June 30, 2018 the Company issued 4,308,353 shares of its common stock to its directors and officers, as compensation. The shares were valued at $0.083, the average market price on the dates of issuances for a total value of $358,500. The expense is included in general and administrative expenses and was recognized on the dates the stocks were issued. See Note 10 – Related Party Transactions.

During the year ended June 30, 2018 the Company issued 3,095,241 shares of its common stock to four consultants, as compensation for consulting services. The shares were valued at $0.097, the market price on the dates of issuances for a total value of $299,595. The expense is included in general and administrative expenses and was recognized on the dates the stocks were issued.

During May 2018 we sold 100,000 shares of common stock, valued at $10,000 to an accredited investor, and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. The Board has determined that each of Paul Favata, Tom Grbelja, and Dr. Emmanuel Esaka are “independent” in accordance with such definition.

Item 14. Principal Accountant Fees and Services

During the two most recent fiscal years and through the Engagement Date, neither the Company, nor any one on its behalf, consulted with Assurance Dimensions, Inc. in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2019	2018
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	$30,000	$30,000
Tax Fees (2)	-	-
All Other Fees	9,500	-

Total Fees	$39,500	$30,000

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

b. Exhibits

Exhibit No.	Description of Exhibit

2.1	Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)

2.2	Agreement and Plan of Merger Between Fittipaldi Logistics, Inc. and State Petroleum Distributors, Inc. (30)

2.3	Membership Interest Purchase Agreement by and Among Threat Surface Solutions Group, LLC, Acquired Data Solutions, Inc., Ramparts, LLC, and Kevin Anderson, an Individual, and Visium Technologies, Inc. (36)

2.4	Amendment to Membership Interest Purchase Agreement (37)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc. (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and Visium Technologies, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

4.47	Form of Promissory Note issued to FirstFire Global Opportunities Fund, LLC (37)

4.48	Form of Warrant issued to FirstFire Global Opportunities Fund, LLC (37)

4.49	Form of Promissory Note issued to Auctus Fund, LLC (38)

4.50	Form of Warrant issued to Auctus Fund, LLC (38)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between Visium Technologies, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.19	Visium/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

10.24	Exclusive License Agreement between George Mason Research Foundation, Inc. and Visium Technologies, Inc.(36)

10.25	Securities Purchase Agreement by and between the Company and FirstFire Global Opportunities Fund, LLC (37)

10.26	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC (38)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-131832 filed on February 14, 2006.

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

(36)	Incorporated by reference to Current Report on Form 8-K filed on July 27, 2018.

(37)	Incorporated by reference to Current Report on Form 8-K filed on January 10, 2019.

(38)	Incorporated by reference to Current Report on Form 8-K filed on January 16, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/s/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: September 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	September 27, 2019
(principal accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Visium Technologies, Inc (the Company) as of June 30, 2019 and 2018, and the related statements of income, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses for the year ended June 30, 2019. The Company had a net loss of $1,757,932, had net cash used in operating activities of $566,745, and had negative working capital of $3,244,617. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Coconut Creek, Florida
September 27, 2019

VISIUM TECHNOLOGIES, INC.

Consolidated BALANCE SHEETS

	June 30,
	2019	2018
ASSETS
Current assets:
Cash	$18,668	$11,412

Total current assets	18,668	11,412

Total assets	$18,668	$11,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$213,805	$626,583
Accrued compensation	316,529	155,825
Accrued interest	593,838	1,686,054
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $158,333 and $0, respectively	917,095	1,617,984
Derivative liability	807,053	-
Notes payable	205,000	270,241
Due to officers	62,000	21,000
Total current liabilities	3,263,285	4,525,652

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2019 and 2018, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of June 30, 2019 and 2018, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2019 and 2018)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 45,610,716 shares issued and 42,066,269 outstanding at June 30, 2019, and 23,212,549 shares issued and 9,376,442 outstanding at June 30, 2018, respectively (See Note 8)	4,207	937
Additional paid in capital	43,184,984	40,160,698
Accumulated deficit	(46,449,128)	(44,691,196)
Total stockholders’ deficit	(3,244,617)	(4,514,240)

Total liabilities and stockholders’ deficit	$18,668	$11,412

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

Consolidated STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2019	June 30, 2018

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	2,721,467	1,043,230
Amortization expense	141,970	-
Total operating expenses	2,863,437	1,043,230

Loss from operations	(2,863,437)	(1,043,230)

Other income (expense)
Loss on change in fair value of derivative liabilities	(183,130)	-
Derivative liability expense	(341,423)	-
Interest expense	(276,087)	(275,975)
Debt conversion expense	-	(96,272)
Gain on debt write off	2,303,147	25,137
Impairment expense	(407,002)	-
Other income	10,000	-
Total other income (expense)	1,105,505	(347,110)

Net loss	$(1,757,932)	$(1,390,340)

Weighted average common shares
Basic and diluted	22,992,865	1,999,018

Net loss Per Common Share –Basic and Diluted:	$(0.076)	$(0.70)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

Consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Common
	Series A		Series B		Series AA		Stock
	$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2017	13,992,340	13,992	1,327,640	$1,328	0	$0	499,152	$50	$38,356,155	$(43,300,856)	$(4,929,331)

Shares issued as compensation							4,308,335	431	358,069		358,500

Shares issued for consulting services							3,095,241	310	299,285		299,595

Shares issued for accrued payables							95,238	10	59,990		60,000

Shares issued due to reverse split (rounding)							930				0

Proceeds from sale of common stock					1	0	100,000	10	9,990		10,000

Shares issued for conversion of notes payable							1,277,546	126	141,304		141,430

Debt conversion expense									96,272		96,272

Forgiveness of debt due to former officer									839,634		839,634

Net loss for the year ended June 30, 2018										(1,390,340)	(1,390,340)

Balance at June 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	9,376,442	$937	$40,160,699	$(44,691,196)	$(4,514,240)

Shares issued as compensation to directors and officers							23,427,772	2,343	1,899,157		1,901,500
Shares issued for consulting services							3,233,341	323	174,177		174,500
Proceeds from sale of common stock							2,505,000	251	250,250		250,501
Shares issued for conversion of notes payable							1,985,327	199	200,855		201,054

Acquisition of TSSG							1,538,387	154	499,846		500,000
Net loss for the year ended June 30, 2019										(1,757,932)	(1,757,932)

Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

Consolidated STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(1,757,932)	$(1,390,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense related to intangible asset	141,970	-
Amortization of debt discounts	141,667	27,083
Stock based payments for consultants, directors and officers	2,076,000	658,095
Gain on debt write off	(2,303,147)	(25,137)
Loss on change in fair value of derivative liabilities	183,130	-
Derivative liability expense	341,423	-
Impairment expense	407,002	-
Debt conversion expense	-	96,272
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(90,751)	94,956
Accrued compensation	160,704	240,000
Accrued interest	133,189	239,670
Net cash used in operating activities	(566,745)	(59,401)

Cash flows from financing activities:
Advance from officers	41,000	21,000
Proceed from sale of common stock	250,501	10,000
Proceeds from convertible notes payable	282,500	37,500
Net cash provided by financing activities	574,001	68,500

Net increase in cash	7,256	9,099

Cash at beginning of year	11,412	2,313

Cash at end of year	$18,668	$11,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,235	$-
Income taxes	$-	$-

Issuance of common stock for conversion of debt	$201,055	$141,430
Issuance of common stock for acquisition of Threat Surface Solutions Group	$500,000	-
Shares issued for accounts payable	$-	$60,000
Derivative liability attributable to debt discount on notes payable	$282,500	-

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Visium Technologies, Inc., or the Company, is currently a Florida corporation that was originally incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, Fittipaldi Logistics, Inc. between November 2006 and December 2007, and as NuState Energy Holdings, Inc. between December 2007 and March 5, 2019 when it changed its name to Visium Technologies, Inc.

The Company is focused on digital risk management, cybersecurity, and technology services for network physical security, the Cloud, mobility solutions, and the Internet of Things (“IOT”).

The Company named Mark Lucky as its Chief Executive Officer in February 2018 to provide strategic expertise in pursuing its business plans.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the year ended June 30, 2019 we had a net loss of $1,757,932, had net cash used in operating activities of $566,745, and had negative working capital of $3,244,617. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Cox, Ross & Rubinstein Binomial Tree stock-based compensation valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2019 and 2018.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2019 and 2018, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2019 of $807,054.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2019 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. This standard is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company early adopted this standard effective July 1, 2018. Since the Company has not earned any revenue to date, there has been no impact to the financial statements upon adoption.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2019, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2019 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2019-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned.

Under ASC Topic 718, “Compensation - Stock Compensation”. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company has elected to use the Cox, Ross & Rubinstein Binomial Tree valuation model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Segment Reporting

The Company operates in one business segment which technologies are focused on cybersecurity.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2018, the FASB issued ASU No. 2019-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of April 30, 2019. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”) ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative- effect adjustment to the opening balance of accumulated deficit in the fiscal year and interim period adoption. The Company has adopted ASU 2017-11 retrospectively as of January 1, 2019. The adoption of this ASU did not have any impact on its financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2019 and 2018 as their effect would be anti-dilutive. Potential common shares that would be as follows:

	For the Years ended June 30,
	2019	2018
Weighted average common shares outstanding	22,992,865	1,999,018
Effect of dilutive securities-when applicable:
Convertible promissory notes	14,604,829	10,052,242
Preferred Stock	13,996,767	13,996,767
Warrants	500,000	-
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	52,094,461	26,048,027

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 3: DERIVATIVE LIABILITY

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January 2019. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the $0.15 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2019 and June 30, 2018 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $183,130 and $0 for the years ended June 30, 2019 and 2018, respectively in the Company’s consolidated statements of operations, under the caption “Loss in change of fair value of derivative liability”. The fair value of the warrants at June 30, 2019 and June 30, 2018 was $37,200 and $0, respectively. The fair value of the derivative liability related to the convertible debt at June 30, 2019 and June 30, 2018 is $769,853 and $0, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2019	2018
Effective exercise price	$0.0355 - $ 0.0449	$-
Effective market price	$0.0745	$-
Expected volatility	329.6% to 411.42%	-%
Risk-free interest	1.92% - 2.18%	-%
Expected terms	92 - 946 days	-
Expected dividend rate	0%	-%

Changes in the derivative liabilities during the year ended June 30, 2019 was follows:

Derivative liability at June 30, 2018	$-
Derivative liability expense	341,423
Gain on change in fair value of derivative liabilities	183,130
Derivative liability attributed to discount on notes payable	282,500
Derivative liability at June 30, 2019	$807,053

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2019 and June 30, 2018 convertible debentures consisted of the following:

	June 30,
	2019	2018
Convertible notes payable	$1,075,428	$1,617,984
Discount on convertible notes	(158,333)	-
Convertible notes, net	917,095	1,617,984

Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,065,060	$1,765,949

The Company had convertible promissory notes aggregating approximately $1.1 million and $1.8 million at June 30, 2019 and June 30, 2018, respectively. The related accrued interest amounted to approximately $434,835 and $1.44 million at June 30, 2019 and June 30, 2018, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0355 to $22,500 (as a result of two reverse stock splits) per share. At June 30, 2019, $765,000 of convertible promissory notes had matured, are in default and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing the notes and does not believe that the balances of these notes are owed (see Note 12). The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share.

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

For the year ended June 30, 2019, the following summarizes the conversion of debt for common shares:

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

Transactions

Convertible Notes Payable

In January, 2019 we issued convertible notes to two investors, with a face value totaling $300,000 which generated net proceeds of $282,500. The notes bear interest at 8% and have a term of one year.

Notes Payable

The Company had promissory notes aggregating $205,000 and $270,241 at June 30, 2019 and June 30, 2018, respectively. The related accrued interest amounted to approximately $159,000 and $245,000 at June 30, 2019 and June 30, 2018, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2019 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

The Company recognized interest expense of approximately $276,000 and $276,000 during the fiscal years 2019 and 2018, respectively.

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2019, is as follows:

Accrued interest payable at June 30, 2018	$1,686,054
Interest expense on notes payable for the year ended June, 2019	134,420
Gain on write off of accrued interest	(1,184,214)
Cash paid for accrued interest	(1,235)
Gain on forgiveness of accrued interest	(10,982)
Conversion of accrued interest into common stock	(30,205)
Accrued interest payable at June 30, 2019	$593,838

Interest expense for year ended June 30, 2019 was comprised of the following:

Interest expense for the year ended June 30, 2019	$134,420
Amortization of debt discount	141,667
Total interest expense for the year ended June 30, 2019	$276,087

NOTE 6: Gain on Debt Write-Off

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
$2,292,162

The Company also recognized a gain on the forgiveness of accrued interest of $10,985 in October 2018.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 7: ACQUISITION AND INTANGIBLE ASSET

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
$(48,972)

The Company was to account for the royalty liability related to the revenue generated by TSSG as a reduction of the contingent liability.

Intangible assets acquired from TSSG were assigned the following values: value of customer relationships with an assigned value of $601,287. This intangible asset is being amortized over 36 months, its estimated useful life.

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of acquired assets and assumed liabilities. As of June 30, 2019, the Company determined that there was no future value related to the acquisition and wrote off the net book value of the intangible assets, as follows:

Net intangible asset as of date of impairment	$459,311
Reversal of contingent liability	(52,315)
Impairment expense	$407,002

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2019, the Company had 10,000,000,000 authorized common shares. At June 30, 2019 the Company has 45,610,716 common shares issued of which 42,066,270 were outstanding, which is net of 3,544,446 unvested shares issued for the restricted stock awards granted during the year. See Note 8.

Issuances of Common Stock During 2019

Convertible Notes Payable

During the fiscal year ended June 30, 2019 the Company issued 1,985,327 shares of its common stock related to the conversion of $201,055 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.101 per share.

Sale of Restricted Common Stock

During the fiscal year ended June 30, 2019 the Company issued 2,505,000 shares of its common stock related to the sale of its common stock resulting in proceeds of $250,501, at an average price of $0.10 per share.

Acquisition of Threat Surface Solutions Group, LLC

During the fiscal year ended June 30, 2019 the Company issued 1,538,387 shares of its common stock related to its acquisition of Threat Surface Solutions Group, LLC, valued at $500,000, or an average price of $0.325 per share.

Stock Based Compensation

During the fiscal year ended June 30, 2019 the Company issued 23,427,772 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants. The shares were valued at $1,901,500, or $0.081 per share, based on the share price at the time of the transactions.

During the fiscal year ended June 30, 2019 we issued 3,233,341 shares of its common stock to consultants, as compensation. The shares were valued at $0.054, the market price on the date of issuance for a total value of $174,500. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

Issuances of Common Stock During the Year ended June 30, 2018

Convertible Notes Payable

During the year ended June 30, 2018, the Company issued 1,277,546 shares of its common stock upon the conversion of $141,430 of principal of its outstanding convertible notes, at an average price of $0.111 per share.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 8: STOCKHOLDERS’ DEFICIT, continued

Stock Based Compensation

During May 2018 the Company issued 1,500,000 shares of its common stock to its CEO, Mark Lucky, as compensation. The shares were valued at $0.06, the market price on the date of issuance for a total value of $90,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 10 – Related Party Transactions.

During May 2018 the Company issued 1,000,000 shares of its common stock to Tom Grbelja, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $60,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 10 – Related Party Transactions.

During May 2018 the Company issued 900,000 shares of its common stock to Paul Favata, as compensation for his service on the Board of Directors. The shares were valued at $0.06, the market price on the date of issuance for a total value of $54,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued. See Note 10 – Related Party Transactions.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 8: STOCKHOLDERS’ DEFICIT, continued

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

Series A Convertible Preferred Stock

The Series A Preferred Stock has a stated value of $750 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by Lock-Up/Leak-Out Agreements.

Series B Convertible Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

Series AA Convertible Preferred Stock

In March 2018, the Company authorized and issued one (1) share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our Chief Executive Officer, is the holder of the one (1) share of Series AA Convertible Preferred Stock.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2019 and 2018 is presented in the following table:

	For the Year ended
	June 30, 2019		June 30, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	13,836,108	$0.06	—	—
Granted	1,500,000	$0.37	14,650,000	$0.06
Forfeited	(930,955)	0.36
Vested	(10,861,106)	$0.08	(813,892)	$0.06
Unvested at end of period	3,544,447	$0.06	13,836,108	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of June 30, 2019 was $212,667 and is expected to be recognized over a weighted average period of 1.83 years.

NOTE 10: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2019 and 2018 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2019	2018
Statutory federal rate	(21.0)%	(35.0)%
State income tax rate, net of federal benefit	(3.6)%	(3.5)%
Permanent differences, including stock-based compensation	8.6%	(5.6)%
Change in valuation allowance	16.0%	44.1%
Effective tax rate	0.0%	0.0%

At June 30, 2019 and 2018 the Company’s deferred tax assets were as follows:

	June 30, 2019	June 30, 2018
Tax benefit of net operating loss carry forward	$6,961,000	$10,704,000
Intangible	85,000	-
Total deferred tax assets	7,046,000	10,704,000

Less: valuation allowance	(7,046,000)	(10,704,000)
Net deferred tax assets	$-	$-

As of June 30, 2019, the Company had unused net operating loss carry forwards of approximately $33.2 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 10: INCOME TAXES, continued

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

The Company’s valuation allowance at June 30, 2019 and 2018 was $7,046,000 and $10,704,000, respectively. The change in the valuation allowance during the year ended June 30, 2019 was a decrease of approximately $3,658,000. The change in the valuation allowance during the year ended June 30, 2018 was an increase of $340,000. Effective December 22, 2018 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21.7% for the year ended June 30, 2019. Going forward the blended rate will be 25.4% for future years. The change in blended tax rate reduced the 2019 net operating loss carry forward deferred tax assets by approximately $3.3 million.

NOTE 11: RELATED PARTY TRANSACTIONS

During fiscal 2018, the Company incurred expenses of $8,843 to a related party by means of common ownership and management with the Company as compensation to our former Chairman of the Board and Chief Executive Officer. The expenses are recorded as consulting expense and appears in general and administrative expense on our Statement of Operations. No such expenses were incurred during fiscal 2019.

Equity transactions with related parties are described in Note 8.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. During year ended June 30, 2019 Mr. Lucky advanced $42,000, and Mr. Grbelja advanced $20,000 to the Company. $62,000 of these advances remain outstanding as of June 30, 2019.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases a virtual office space under a non-cancelable operating lease, which expires August 31, 2019. Future minimum annual payments under non-cancelable operating leases at June 30, 2019 are as follows (in thousands):

Year ending June 30,	Amount
2020	$700
2021	-
2022	-
2023	-
2024	-
Thereafter	-
Total future minimum lease payments	$700

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 12: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2019, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of June 30, 2019 we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 5%, respectively. As of June 30, 2019 we have not generated any revenue related to these license agreements.

Legal Claims

In July 2018 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the “Plaintiff”) in the Judicial District Court of Danbury, Connecticut. Plaintiff asserts that the Company failed to convert two convertible notes held by Plaintiff. The Company is vigorously contesting this claim. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Note 13 – Fair Value Measurement

Fair value measurements

At June 30, 2019 and 2018, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2019 and 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2019:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes			769,853
Derivative liability – Warrants	$-	-	$31,250
Total derivative liability	$-	$-	$807,053

NOTE 14: SUBSEQUENT EVENTS

In July 2019 the Company issued 513,286 shares of its common stock upon the conversion of principal of $10,000, and $4,710 of accrued interest on its outstanding convertible notes, valued at $0.03246 per share.

In August 2019 the Company issued 2,300,000 shares of its common stock upon the conversion of principal of $9,140, and $1,850 of accrued interest on its outstanding convertible notes, valued at $0.00554 per share.

In September 2019 the Company issued 18,146,931 shares of its common stock upon the conversion of principal of $50,499, $9,563 of accrued interest on its outstanding convertible notes, valued at $0.00335.

In July and August 2019 322,222 restricted shares which were issued to consultants were vested.

