Form 10-Q
period 2019-09-30
VISIUM TECHNOLOGIES, INC.
filed 2019-11-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(703) 225-3443

Registrant’s telephone number, including area code:

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 13, 2019, was 63,509,819.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on September 27, 2019. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$2,558	$18,668

Total current assets	2,558	18,668

Total assets	$2,558	$18,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$311,804	$213,805
Accrued compensation	400,529	316,529
Accrued interest	606,803	593,838
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $72,979 and $158,333	932,809	917,095
Notes payable	205,000	205,000
Derivative liabilities	470,867	807,053
Due to officers	65,000	62,000
Total current liabilities	3,140,777	3,263,285

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (65,000,000 shares designated, 13,992,340 shares issued and outstanding as of September 30, 2019 and June 30, 2019)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of September 30, 2019 and June 30, 2019)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2019 and June 30, 2019)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 66,570,933 shares issued and 63,509,819 shares outstanding as of September 30, 2019 and 45,610,716 shares issued and 42,066,269 outstanding at June 30, 2019 (See Note 7)	6,351	4,207
Additional paid in capital	43,386,679	43,184,984
Accumulated deficit	(46,546,569)	(46,449,128)
Total stockholders’ deficit	(3,138,219)	(3,244,617)

Total liabilities and stockholders’ deficit	$2,558	$18,668

(1) Derived from audited financial statements

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	199,058	437,027
Development expense	35,500	-
Total Operating Expenses	234,558	437,027

Loss from Operations	(234,558)	(437,027)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	278,012	(567,232)
Interest expense	(100,481)	(55,164)
Loss on extinguishment of debt	(40,414)	-
Total other income (expenses)	137,117	(622,396)

Net loss	$(97,441)	$(1,059,423)

Loss per common share basic and diluted	$(0.00)	$(0.09)

Weighted average common shares outstanding - basic and diluted	46,364,135	11,549,613

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

Shares issued for consulting services							483,333	48	28,952		29,000
Shares issued for conversion of notes payable							20,960,217	2,096	172,743		174,839
Net loss for the three months ended September 30, 2019										(97,441)	(97,441)

Balance at September 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	63,509,819	$6,351	$43,386,679	$(46,546,569)	$(3,138,219)

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(97,441)	$(1,059,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	29,000	268,250
(Gain) loss on change in derivative liabilities	(278,012)	567,232
Loss on extinguishment of debt	40,414	-
Amortization of debt discount	71,393	-
Changes in operating assets and liabilities:
Accounts payable	102,448	(15,955)
Accrued interest	29,088	55,164
Accrued compensation	84,000	47,000
Net cash used in operating activities	(19,110)	(137,732)

Cash flows from financing activities:
Advances from (repayment to) officers	3,000	(1,000)
Proceeds from sale of common stock	-	132,800

Net cash provided by financing activities	3,000	131,800

Net decrease in cash	(16,110)	(5,932)

Cash, beginning of period	18,668	11,412

Cash, end of period	$2,558	$5,480

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest	$174,839	$97,305

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND BASIS OF PRESENTATION

Visium Technologies, Inc. (“Visium”) was incorporated in Nevada as Jaguar Investments, Inc. during October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007. In October 2015 the Company redomiciled from Nevada and became a Florida corporation. In March 2018 the Company changed its name to Visium Technologies, Inc.

Visium is a provider of cyber security automation, analytics and visualization. Visium operates in the traditional cyber security space, as well as in the cloud-based technology and Internet of Things spaces. Visium provides cybersecurity technology solutions, tools and services to support commercial enterprises and governments ability to protect their data. Visium’s CyGraph technology provides visibility, advanced cyber monitoring intelligence, data modeling, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes.

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended September 30, 2019 we had a net loss of $97,441, had net cash used in operating activities of $19,110, and had negative working capital of $3,138,219. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2019. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2019.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2020, for example, refer to the fiscal year ending June 30, 2020.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Cox, Ross & Rubinstein Binomial Tree stock-based compensation valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets, and derivative liability.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2019 and June 30, 2019.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2019 and 2018, the Company had not reached a bank balance exceeding the FDIC insurance limit.

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

The Company assessed the potential classification of its derivative financial instruments as of September 30, 2019 and June 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2019

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares that would be as follows:

	September 30,	June 30,
	2019	2019
Weighted average common shares outstanding	46,364,135	22,992,865
Effect of dilutive securities-when applicable:
Convertible promissory notes	129,049,910	14,604,829
Preferred Stock	13,996,767	13,996,767
Warrants	500,000	500,000
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	189,910,812	52,094,461

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 3: DERIVATIVE LIABILITIES

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2019 and September 30, 2018 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $278,012 and a loss of $567,232 for the three months ended September 30, 2019 and 2018, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at September 30, 2019 and June 30, 2019 was $2,950 and $37,200, respectively. The fair value of the derivative liability related to the convertible debt at September 30, 2019 and June 30, 2019 is $470,867 and $807,053, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Three Months Ended September 30,
	2019	2018
Effective exercise price	$0.0033 - $ 0.15	$0.124 - 0.137
Effective market price	$.006	$0.47
Volatility	267.4% - 373.6%	784.39%
Risk-free interest	1.58% - 1.90%	2.89%
Terms	30 - 833 days	30 days
Expected dividend rate	0.00%	0.00%

Changes in the derivative liabilities during the three months ended September 30, 2019 is follows:

Derivative liability at June 30, 2019	$807,053
Derivative liability reduced as a result of note conversions	(58,174)
Gain on change in fair value of derivative liability	(278,012)
Derivative liability at September 30, 2019	$470,867

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2019 is as follows:

Accrued interest payable at June 30, 2019	$593,838
Interest expense accrued for the three months ended September 30, 2019	29,088
Conversion of accrued interest into common stock	(16,123)
Accrued interest payable at September 30, 2019	$606,803

Interest expense for the three months ended September 30, 2019 was comprised of the following:

Interest expense for the three months ended September 30, 2019	$29,088
Amortization of debt discount	71,393
Total interest expense for the three months ended September 30, 2019	$100,481

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At September 30, 2019 and June 30, 2019 convertible debentures consisted of the following:

	September 30,	June 30,
	2019	2019
Convertible notes payable	$1,005,788	$1,075,428
Discount on convertible notes	(72,979)	(158,333)
Convertible notes, net	932,809	917,095

Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,080,774	$1,065,060

The Company had convertible promissory notes aggregating approximately $1.1 million and $1.1 million at September 30, 2019 and June 30, 2019, respectively. The related accrued interest amounted to approximately $455,000 and $430,000 at September 30, 2019 and June 30, 2019, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0033 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2019, $890,000 of convertible promissory notes had matured, are in default and remain unpaid.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing the notes and does not believe that the balances of these notes are owed. See Note 9 – Commitments and Contingencies in the footnotes to the financial statements. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

For the three months ended September 30, 2019, the following summarizes the conversion of debt for common shares:

			Amount Converted
		Shares			Conversion	Adjustment to		Conversion Price
Date	Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
7/9/2019	FIRSTFIRE GLOBAL OPPORTUNITIES FUND LLC	313,286	$10,000	$-	$1,200	$20,129	$31,329	$0.03575
8/1/2019	Auctus Funds, LLC	200,000	-	4,710	750	2540	8,000	$0.0273
8/22/2019	FIRSTFIRE GLOBAL OPPORTUNITIES FUND LLC	1,300,000	9,140	-	1,000	7,280	17,420	$0.0078
8/28/2019	Auctus Funds, LLC	1,000,000	-	1,850	750	7400	10,000	$0.0026
9/13/2019	Mark Lucky	10,901,131	32,900	7,707		23,710	64,317	$0.00372
9/16/2019	FIRSTFIRE GLOBAL OPPORTUNITIES FUND LLC	2,300,000	7,457	-		6,343	13,800	$0.00324
9/20/2019	FIRSTFIRE GLOBAL OPPORTUNITIES FUND LLC	2,300,000	7,457	-		6,113	13,570	$0.00324
9/23/2019	Auctus Funds, LLC	2,645,800	2,685	1,856	750	11,112	16,403	$0.002
	Total	20,960,217	$69,639	$16,123	$4,450	$84,627	$174,839	$0.0043

The adjustment to Fair Value column represents additional paid-in capital recorded with the conversion based on the fair value of the shares issued upon partial conversion of the note at the time of conversion. The adjustment to fair value on each conversion resulted in a loss on extinguishment of debt.

Notes Payable

The Company had promissory notes aggregating $205,000 at September 30, 2019 and June 30, 2019, respectively. The related accrued interest amounted to approximately $162,989 and $159,000 at September 30, 2019 and June 30, 2019, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2019 have matured, are in default, and remain unpaid.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2019, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Three Months Ended September 30, 2019

Convertible Notes Payable

During the three months ended September 30, 2019 the Company issued 20,960,217 shares of its common stock related to the conversion of $85,762 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0043 per share. The conversions were recorded at fair value or at $174,839.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Stock Based Compensation

During the three months ended September 30, 2019 483,333 shares of its $0.0001 par value common stock vested to two consultants, as compensation under two separate consulting agreements. The shares were valued at $29,000, or $0.06 per share.

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

Series AA Convertible Preferred Stock

In March 2019, the Company authorized and issued one share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our CFO, is the holder of the one share of Series AA Convertible Preferred Stock.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2019 and changes during the three months ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	-
Granted due to repricing	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	500,000	$0.15

Warrants exercisable at end of period	500,000	$0.15

Weighted average fair value of warrants granted during the period		$2,950

The following table summarizes information about common stock warrants outstanding at September 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$0.15	500,000	2.34 Years	$0.15	500,000	$0.15
	500,000	2.34 Years	$0.15	500,000	$0.15

Note 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2019 and June 30, 2019 is presented in the following table:

	For the Three months ended
	September 30, 2019		June 30, 2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	3,544,447	$0.06	13,836,108	0.06
Granted	-	$-	1,500,000	$0.37
Forfeited	-	-	(930,955)	0.36
Vested	(483,333)	$0.06	(10,861,106)	$0.08
Unvested at end of period	3,061,114	$0.06	3,544,447	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2019 was $183,666 and is expected to be recognized over a weighted average period of 1.58 years.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Financial Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2019 there was $65,000 outstanding of such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2019, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of September 30, 2019 we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 5%, respectively. As of September 30, 2019 we have not generated any revenue related to these license agreements.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

Note 10 – Fair Value Measurement

Fair value measurements

At September 30, 2019 and 2018, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2019 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2019:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$467,917
Derivative liability – Warrants		-		-	2,950
Total derivative liability		$-		$-	$470,867

NOTE 11: SUBSEQUENT EVENTS

During October 2019 the Company issued 3,000,000 shares of its common stock related to the conversion of $4,170 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00164 per share.

Securities Purchase Agreement and Convertible Promissory Note with Power Up Lending Group Ltd.

On October 17, 2019, Visium Technologies, Inc. a Florida corporation (the “Company”) entered into a securities purchase agreement (the “SPA”) with Power Up Lending Group Ltd., a Virginia corporation (the “Investor” or “Power Up”), pursuant to which the Company agreed to issue to the Investor a 12% Convertible Promissory Note, (the “Note”) in the principal amount of $48,000 in exchange for a purchase price of $45,000. The Note was funded by the Investor on October 24, 2019, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $3,000. The Note proceeds will be used by the Company for general working capital purposes. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the issuance date of the Note, at a conversion price equal to 61% multiplied by the lowest trading price, as such term is defined in the Note, during the 20 trading day period ending on the last complete trading day prior to the date of conversion, provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor.

The Note carries a pre-payment penalty if the Note is paid off in 30, 60, 90,120,150, or 180 days following the issue date. The pre-payment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 120%, 125%, 130%, 135%, 140%, and 145% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

Pursuant to the Note, during any period where funds are owed under the Note, if the Company enters into any future financing transactions with a third party investor, excluding certain exempted issuances listed in the Note, the Company will be required to give notice of same to the Investor at least 10 days prior to closing of such future financing, and in the event that the Investor determines that the terms of the subsequent investment are preferable to the terms of the securities issued to the Investor pursuant to the terms of the SPA, the Company will have to amend and restate the securities issued to the Investor pursuant to the SPA (which may include the conversion terms of the Note), to be identical to the instruments evidencing the subsequent investment.

The foregoing descriptions of the SPA and the Note do not purport to be complete and are qualified in their entirety by reference to the full text of the SPA and the Note, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to this Current Report on Form 8-K and incorporated by reference herein.

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

Overview

Visium Technologies, Inc. is a Florida corporation with offices based in Fairfax, Virginia, focused on building a global cybersecurity business, by advancing technology and cybersecurity tools and services to support enterprises in protecting their most valuable assets - their data, on their networks, in the cloud, and Internet of Things (“IoT”).

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

Employees

At November 13, 2019, we had 4 full time employees.

Our principal offices are located at 11325 Random Hills Road, Suite 360, Fairfax, Virginia 22030. Our telephone number is (703) 225-3443.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2019 and 2018

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2019	in % 2019
	2019	2018	vs 2018	vs 2018
Operating expenses:
Selling, general and administrative	$199,058	$437,027	$(237,969)	(54.5)%
Development expense	35,500	-	35,500	N/A
Total operating expenses	234,558	437,027	(202,469)	(46.3)%

Operating loss	(234,558)	(437,027)	202,469	(46.3)%

Other expense:
Gain (loss) on change in fair value of derivative liabilities	278,012	(567,232)	845,244	(149.0)%
Loss on extinguishment of debt	(40,414)	-	(40,414)	N/A
Interest expense	(100,481)	(55,164)	(45,317)	82.1%
	137,117	(622,396)	759,513	(122.0)%

Net loss	$(97,441)	(1,059,423)	$961,982	(90.8)%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2019, selling, general and administrative expenses were $199,058 as compared to $437,027 for the three months ended September 30, 2018, a decrease of $238,469 or approximately 55%. For the three months ended September 30, 2019 and 2018 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	September 30,		Increase/
	2019	2018	Decrease	% Change
Accounting expense	$4,012	$10,000	$(5,988)	(59.9)%
Consulting fees	49,000	25,000	24,000	96.0%
Salaries	84,000	68,000	16,000	23.5%
Legal and professional fees	7,060	22,470	(15,410)	(68.6)%
Travel expense	8,784	94	8,690	9244.7%
Occupancy expense	1,431	2,922	(1,491)	(51.0)%
Telephone expense	900	900	-	0.0%
Website expense	660	944	(284)	(30.1)%
Marketing Expense	9,948	0	9,948	N/A
Stock based compensation	29,000	268,250	(239,250)	(89.2)%
Investor relations expense	-	10,000	(10,000)	(100.0)%
Other	4,263	28,447	(24,184)	(85.0)%
	$199,058	$437,027	$(237,969)	(54.5)%

The decrease in selling, general and administrative expenses during fiscal Q1 of 2019, when compared with the prior year, is primarily due to a decrease in stock based compensation of $239,250, legal and professional fees of $15,410, investor relations expense of $10,000, occupancy expense of $1,491 and other expenses of $24,184 related to the stabilization of business development activity, offset by an increase in salaries of $16,000, marketing expenses of $9,948, and consulting fees of $24,000.

We believe that our selling, general, and administrative expenses will increase as we increase our business activity over the remainder of fiscal 2020.

Development Expense

	Three-Months Ended
	September 30,		%
	2019	2018	Change
Development expense	$35,500	$-	$ N/A

Development expense represents the expense of further enhancing and commercializing CyGraph. We believe that our development expense will continue for the remainder of fiscal 2020.

Interest Expense

	Three-Months Ended
	September 30,		%
	2019	2018	Change
Interest expense	$100,481	$55,164	$182.2%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The increase in interest expense during the three-month period ended September 30, 2019 is primarily due to the increase in discount amortization expense of $75,000, offset by lower balances of interest-bearing promissory notes during the three-month period ending September 30, 2019 when compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	September 30, 2019	June 30, 2019
Cash	$2,558	$18,668
Accounts payable and accrued expenses	311,804	213,805
Accrued compensation	400,529	316,529
Notes, convertible notes, and accrued interest payable	$1,892,577	$1,863,898

At September 30, 2019 and June 30, 2019, our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $19,110 and $137,732 during the thee-month periods ended September 30, 2019 and 2018, respectively, and has a working capital deficit of approximately $3.14 million and $3.24 million at September 30, 2019 and June 30, 2019, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Three months ended September 30, 2019

Net cash used in operations during the three months ended September 30, 2019 decreased by $118,622 or 86% over the same period during fiscal year 2018. This cash was obtained through an advance from our Board of Directors of $3,000.

Three months ended September 30, 2018

Net cash used in operations during the three months ended September 30, 2018 totaled $137,732. This cash was obtained through the sale of 1,328,000 shares of the Company’s $0.0001 par value common stock, value at $132,800.

Capital Raising Transactions

During the three months ended September 30, 2019 we received proceeds of $3,000 as an advance from our Board of Directors.

Other outstanding obligations at September 30, 2019

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1.1 million outstanding at September 30, 2019. The accrued interest amounted to approximately $443,800 as of September 30, 2019. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0033 and $0.15 per share, at the holders’ option. At September 30, 2019, approximately $800,000 of the promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at September 30, 2019. The related accrued interest amounted to approximately $163,000 at September 30, 2019. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of September 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2019, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at September 30, 2019 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 28, 2019, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019 the Company issued 20,960,217 shares of its common stock related to the conversion of $90,212 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0043 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended September 30, 2019 the Company issued 483,333 shares of its $0.0001 par value common stock to two consultants, as compensation under two separate consulting agreements. The shares were valued at $29,000, or $0.06 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark Lucky
November 14, 2019		Mark Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
November 14, 2019		Mark Lucky
CFO, principal accounting officer

