Form 10-Q
period 2019-12-31
VISIUM TECHNOLOGIES, INC.
filed 2020-02-12
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 12, 2020, was 177,193,421.

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

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$405	$18,668

Total current assets	405	18,668

Total assets	$405	$18,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$259,957	$213,805
Accrued compensation	484,529	316,529
Accrued interest	633,397	593,838
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $47,818 and $158,333	974,233	917,095
Notes payable	205,000	205,000
Derivative liabilities	338,352	807,053
Due to officers	99,900	62,000
Total current liabilities	3,143,333	3,263,285

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (65,000,000 shares designated, 13,992,340 shares issued and outstanding as of December 31, 2019 and June 30, 2019)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of December 31, 2019 and June 30, 2019)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2019 and June 30, 2019)	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 116,427,923 shares issued and 113,850,143 shares outstanding as of December 31, 2019 and 45,610,716 shares issued and 42,066,269 outstanding at June 30, 2019 (See Note 6)	11,385	4,207
Additional paid in capital	43,603,683	43,184,984
Accumulated deficit	(46,773,316)	(46,449,128)
Total stockholders’ deficit	(3,142,928)	(3,244,617)

Total liabilities and stockholders’ deficit	$405	$18,668

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	215,706	691,157	414,764	1,128,185
Development expense	-	-	35,500	-
Amortization expense	-	41,756	-	41,756
Total Operating Expenses	215,706	732,913	450,264	1,169,940

Loss from Operations	(215,706)	(732,913)	(450,264)	(1,169,940)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	207,556	372,977	485,568	(194,255)
Derivative liability expense	(61,396)	-	(61,396)	-
Gain (loss) on settlement of debt	(58,407)	10,985	(98,821)	10,985
Interest expense	(98,794)	(56,437)	(199,275)	(111,602)
Total other income (expenses)	(11,041)	327,525	126,076	(294,872)

Net loss	$(226,747)	$(405,388)	$(324,188)	$(1,464,812)

Loss per common share basic and diluted	$(0.003)	$(0.023)	$(0.005)	$(0.102)

Weighted average common shares outstanding – basic and diluted	81,346,603	17,274,492	63,855,369	14,390,884

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

For the three months ended December 31, 2019

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	63,509,820	$6,351	$43,386,679	$(46,546,569)	$(3,138,218)

Shares issued for consulting services							10,483,333	1,048	62,951		64,000
Shares issued as compensation							8,000,000	800	27,200		28,000
Shares issued for conversion of notes payable							31,856,990	3,186	126,852		130,038
Net loss for the three months ended December 31, 2019										(226,747)	(226,747)

Balance at December 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	113,850,143	$11,385	$43,603,682	$(46,773,316)	$(3,142,928)

For the six months ended December 31, 2019

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,983	$(46,449,128)	$(3,244,617)

Shares issued for consulting services							10,966,667	1,096	91,904		93,000
Shares issued as compensation							8,000,000	800	27,200		28,000
Shares issued for conversion of notes payable							52,817,207	5,282	299,595		304,877
Net loss for the six months ended December 31, 2019										(324,188)	(324,188)

Balance at December 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	113,850,143	$11,385	$43,603,682	$(46,773,316)	$(3,142,928)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

(UNAUDITED)

For the three months ended December 31, 2018

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	13,379,511	$1,338	$40,658,654	$(45,750,618)	$(5,075,306)

Shares issued as compensation							1,799,966	180	482,612		$482,792
Shares issued for consulting services							483,333	48	28,952		29,000
Shares issued for sale							1,177,000	118	117,582		117,700
Shares issued for conversion of notes payable							1,072,781	107	103,643		103,750
Acquisition of TSSG							1,538,387	154	499,846		500,000
Net loss for the three months ended December 31, 2018										(405,388)	(405,388)

Balance at December 31, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	19,450,978	$1,945	$41,891,289	$(46,156,007)	$(4,247,453)

For the six months ended December 31, 2018

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	9,376,441	$938	$40,160,699	$(44,691,196)	$(4,514,240)

Shares issued as compensation							3,079,153	308	721,734		$722,042
Shares issued for consulting services							966,669	97	57,903		58,000
Shares issued for sale							2,505,000	251	250,250		250,500
Shares issued for conversion of notes payable							1,985,327	199	200,856		201,055
Acquisition of TSSG							1,538,387	154	499,846		500,000
Net loss for the six months ended December 31, 2018										(1,464,812)	(1,464,812)

Balance at December 31, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	19,450,978	$1,945	$41,891,289	$(46,156,007)	$(4,247,453)

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(324,188)	$(1,464,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability		194,255
Stock-based compensation	121,000	780,042
Amortization of debt discount	140,736	-
Amortization expense	-	41,756
Gain on change in derivative liability	(485,568)	-
Derivative liability expense	61,396	-
Loss on extinguishment of debt	98,821	-
Changes in operating assets and liabilities:
Accounts payable	62,610	(28,328)
Accrued interest	58,530	99,632
Accrued compensation	168,000	127,955
Net cash used in operating activities	(98,663)	(249,500)

Cash flows from investing activities:
Investment in cybersecurity curriculum	-	(28,050)
Net cash used in investing activities	-	(28,050)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	42,500	-
Proceeds from sale of common stock	-	250,499
Advances from officers	37,900	19,000

Net cash provided by financing activities	80,400	269,499

Net decrease in cash	(18,263)	(8,051)

Cash, beginning of period	18,668	11,412

Cash, end of period	$405	$3,361

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$985
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for acquisition	$-	$500,000
Issuance of common stock for conversion of notes payable and accrued interest	$304,877	$201,055

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended December 31, 2019 we had a net loss of $324,188, had net cash used in operating activities of $98,663, and had negative working capital of $3,142,928. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2019. The results of operations for the six months ended December 31, 2019, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2020, for example, refer to the fiscal year ending June 30, 2020.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries, Visium Analytics, LLC, and Threat Surface Solutions Group, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Cox, Ross & Rubinstein Binomial Tree stock-based compensation valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets, and derivative liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2019 and June 30, 2019.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the six months ended December 31, 2019 and 2018, the Company had not reached a bank balance exceeding the FDIC insurance limit.

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

The Company assessed the potential classification of its derivative financial instruments as of December 31, 2019 and June 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

DECEMBER 31, 2019

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

DECEMBER 31, 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2018, the FASB issued ASU No. 2019-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of December 31, 2019. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential dilutive common shares would be as follows:

	December 31,	June 30,
	2019	2019
Weighted average common shares outstanding	63,855,369	22,992,865
Effect of dilutive securities-when applicable:
Convertible promissory notes	91,175,099	14,604,829
Preferred Stock	13,996,767	13,996,767
Warrants	500,000	500,000
Adjusted weighted-average shares and assumed conversions	169,527,235	52,094,461

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2019 and December 31, 2018 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $485,568 and a loss of $194,255 for the six months ended December 31, 2019 and 2018, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at December 31, 2019 and June 30, 2019 was $950 and $37,200, respectively. The fair value of the derivative liability related to the convertible debt at December 31, 2019 and June 30, 2019 is $337,402 and $769,853, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Six Months Ended December 31,
	2019	2018
Effective exercise price	$0.0012 - $ 0.0039	$0.494 - 0.616
Effective market price	$.0019	$0.1014
Volatility	29.24% - 379.7%	204.78%
Risk-free interest	1.58% - 1.59%	2.56%
Terms	30 - 741+ days	30 days
Expected dividend rate	0.00%	0.00%

Changes in the derivative liabilities during the six months ended December 31, 2019 is follows:

Derivative liability at June 30, 2019	$807,053
Derivative liability reduced as a result of note conversions	(92,529)
Increase due to issuance of convertible note	109,396
Gain on change in fair value of derivative liability	(485,568)
Derivative liability at December 31, 2019	$338,352

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2019 is as follows:

Accrued interest payable at June 30, 2019	$593,838
Interest expense accrued for the six months ended December 31, 2019	58,539
Conversion of accrued interest into common stock	(18,980)
Accrued interest payable at December 31, 2019	$633,397

Interest expense for the six months ended December 31, 2019 was comprised of the following:

Interest expense for the six months ended December 31, 2019	$58,539
Amortization of debt discount	140,736
Total interest expense for the six months ended December 31, 2019	$199,275

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2019 and June 30, 2019 convertible debentures consisted of the following:

	December 31,	June 30,
	2019	2019
Convertible notes payable	$1,022,051	$1,075,428
Discount on convertible notes	(47,818)	(158,333)
Convertible notes, net	974,233	917,095

Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,122,198	$1,065,060

The Company had convertible promissory notes aggregating approximately $1.1 million and $1.1 million at December 31, 2019 and June 30, 2019, respectively. The related accrued interest amounted to approximately $481,000 and $430,000 at December 30, 2019 and June 30, 2019, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0012 to $22,500 per share, as a result of the two reverse stock splits. At December 31, 2019, $890,000 of convertible promissory notes had matured, are in default and remain unpaid.

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

For the six months ended December 31, 2019, the following summarizes the conversion of debt for common shares:

		Amount			Adjustment		Conversion
	Shares	Converted		Conversion	to		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
FirstFire Global Opportunities Fund LLC	14,813,286	$41,204	$-	$4,200	$54,375	$99,779	$0.00307
Auctus Funds, LLC	27,102,790	27,273	11,274	6,750	95,484	140,781	$0.00167
Mark Lucky	10,901,131	32,900	7,707	-	23,710	64,317	$0.00372
Total	52,817,207	$101,377	$18,981	$10,950	$168,239	$304,877	$0.0027

Notes Payable

The Company had promissory notes aggregating $205,000 at December 31, 2019 and June 30, 2019, respectively. The related accrued interest amounted to approximately $167,000 and $159,000 at December 31, 2019 and June 30, 2019, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All promissory notes outstanding as of December 31, 2019 have matured, are in default, and remain unpaid.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2019, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Six Months Ended December 31, 2019

Convertible Notes Payable

During the six months ended December 31, 2019 the Company issued 52,817,207 shares of its common stock related to the conversion of $304,877 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00249 per share.

Stock Based Compensation

During the six months ended December 31, 2019 the Company issued 966,667 shares of its $0.0001 par value common stock vested to two consultants, as compensation under two separate consulting agreements. The shares were valued at $58,000, or $0.06 per share.

During the six months ended December 31, 2019 the Company issued 10,000,000 shares of its $0.0001 par value common stock were issued to three consultants, as compensation for services rendered. The shares were valued at $35,000, or $0.0035 per share.

During the six months ended December 31, 2019 the Company issued 8,000,000 shares of its $0.0001 par value common stock were issued to one of our Directors, as compensation for services rendered. The shares were valued at $28,000, or $0.0035 per share.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2019 and changes during the six months ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	-
Granted due to repricing	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	500,000	$0.15

Warrants exercisable at end of period	500,000	$0.15

Weighted average fair value of warrants granted during the period		$950

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

The following table summarizes information about common stock warrants outstanding at December 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2019	Life	Price	December 31, 2019	Price
$0.15	500,000	2.03 Years	$0.15	500,000	$0.15
	500,000	2.03 Years	$0.15	500,000	$0.15

Note 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2019 is presented in the following table:

	For the six months ended
	December 31, 2019
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	3,544,447	$0.06
Granted	-	$-
Forfeited	-	-
Vested	(966,667)	$0.06
Unvested at end of period	2,577,780	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2019 was $154,666 and is expected to be recognized over a weighted average period of 1.33 years.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2019 there was $99,900 outstanding of such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2019, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of December 31, 2019 we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 5%, respectively. As of December 31, 2019 we have not generated any revenue related to these license agreements.

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

Note 10 – Fair Value Measurement

Fair value measurements

At December 31, 2019 and 2018, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 10 – FAIR VALUE MEASUREMENT, continued

At December 31, 2019 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2019:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$337,402
Derivative liability – Warrants		-		-	950
Total derivative liability		$-		$-	$338,352

NOTE 11: SUBSEQUENT EVENTS

During January 2020 the Company issued 46,073,367 shares of its common stock related to the conversion of $20,547 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00066 per share.

In January 2020 our consultants vested 161,111 shares of our $0.0001 par value common stock, at an average price per share of $0.06.

In January 2020 the Company issued 1,000,000 shares of our $0.0001 par value common stock to two consultants for services rendered, at an average price per share of $0.002095.

During February 2020 the Company issued 16,108,800 shares of its common stock related to the conversion of $12,475 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00071 per share.

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

Employees

At February 12, 2020, we had 5 full time employees.

Our principal offices are located at 11325 Random Hills Road, Suite 360, Fairfax, Virginia 22030. Our telephone number is (703) 225-3443.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 2019 and 2018

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating expenses:
Selling, general and administrative	$215,706	$691,157	$414,764	$1,128,185
Development expense	-	-	35,500	-
Amortization expense	-	41,756		41,756
Total Operating Expenses	215,706	732,913	450,264	1,169,940

Loss from Operations	(215,706)	(732,913)	(450,264)	(1,169,940)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	207,556	372,977	485,568	(194,255)
Derivative liability expense	(61,396)	-	(61,396)	-
Gain (loss) on settlement of debt	(58,407)	10,985	(98,821)	10,985
Interest expense	(98,794)	(56,437)	(199,275)	(111,602)
Total other income (expenses)	(11,041)	327,525	126,076	(294,872)

Net loss	$(226,747)	$(405,388)	$(324,188)	$(1,464,812)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2019

For the six months ended December 31, 2019, selling, general and administrative expenses were $414,764 as compared to $1,128,185 for the six months ended December 31, 2018. For the six month periods ended December 31, 2019 and 2018 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,
	2019	2018
Accounting expense	$4,984	$22,750
Consulting fees	54,750	43,250
Salaries	168,000	160,000
Legal and professional fees	16,550	52,410
Travel expense	9,786	2,780
Occupancy expense	3,137	5,899
Telephone expense	1,800	1,800
Marketing expense	8,199	-
Website expense	1,531	1,959
Investor relations expense	20,000	28,500
Stock based compensation	121,000	780,042
Other	5,027	28,795
	$414,764	$1,128,185

The decrease in selling, general and administrative expenses of $714,421 during fiscal 2020, when compared with the prior year, is primarily due to a decrease in stock-based compensation of $659,042, lower legal and professional fees of $35,860, and lower accounting expense of $17,766, offset by higher consulting fees of $10,500, higher salaries of $8,000, higher travel expense of $7,006, and higher marketing expense of $8,199.

We believe that our selling, general, and administrative expenses will remain steady as we increase our business activity over the remainder of 2019, but anticipate incurring lower legal and consulting expenses.

Development Expense

	Six-Months Ended
	December 31,		%
	2019	2018	Change
Development expense	$35,500	$-	(100)%

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that will incur an additional $50,000 of development expense during the remainder of fiscal 2020.

Amortization Expense

	Six-Months Ended
	December 31,		%
	2019	2018	Change
Customer relationships	$-	$41,756	(100)%

The increase in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2019.

Derivative Liability Expense

	Six-Months Ended
	December 31,		%
	2019	2018	Change
Derivative liability expense	$61,396	$-	100%

Derivative liability expense represents the expense related to our convertible notes payable issued in October 2019 that include variable conversion features.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2019	2018	Change
Gain (loss) on change in fair value of derivative liabilities	$485,568	$(194,255)	350.0%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Six-Months Ended
	December 31,		%
	2019	2018	Change
Interest expense	$199,275	$111,602	78.6%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the six months ended December 31, 2019 due to higher debt discount amortization as compared to the prior year period.

Gain (Loss) on Settlement of Debt

	Six-Months Ended
	December 31,		%
	2019	2018	Change
Gain (loss) on settlement of debt	$(98,821)	$10,985	(968.3)%

Three Month Period Ended December 31, 2019

For the three months ended December 31, 2019, selling, general and administrative expenses were $215,706 as compared to $691,157 for the three months ended December 31, 2018. For the three months ended December 31, 2019 and 2018 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,
	2019	2018
Accounting expense	$972	$8,893
Consulting fees	5,750	18,250
Salaries	84,000	92,000
Legal and professional fees	9,490	29,940
Travel expense	1,002	2,685
Occupancy expense	1,706	2,977
Telephone expense	900	900
Marketing expense	(1,749)	-
Website expense	871	1,015
Investor relations expense	20,000	18,500
Stock based compensation	92,000	511,792
Other	764	4,206
	$215,706	$691,157

Amortization Expense

	Three-Months Ended
	December 31,		%
	2019	2018	Change
Customer relationships	$-	$41,756	100%

Amortization expense in the prior year is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2019.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2019	2018	Change
Gain (loss) on change in fair value of derivative liabilities	$207,556	$372,977	(44.5)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	December 31,		%
	2019	2018	Change
Interest expense	$98,794	$56,437	75.2%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended December 31, 2019 due to higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31, 2019	June 30, 2019
Cash	$405	$18,668
Accounts payable and accrued expenses	259,957	213,805
Accrued compensation	484,529	316,529
Notes, convertible notes, and accrued interest payable	$1,960,595	$1,863,898

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2020. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $98,663 and $249,500 during the six-month periods ended December 31, 2019 and 2018, respectively, and has a working capital deficit of approximately $3.1 million and $3.2 million at December 31, 2019 and June 30, 2019, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2019

Net cash used in operations during the six months ended December 31, 2019 decreased by approximately $151,000 or 60% from the same period during fiscal year 2018. The decrease in cash used in operations is primarily due to the decrease in consulting and business development expense and cash paid for legal and professional fees, and the decrease in cash paid for salaries to executives, offset by the increase in cash paid for audit and related services. This cash was obtained through the sale of a convertible note that netted the Company $42,500, and through advances of cash made to the Company by its officers and directors of $37,900.

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

Capital Raising Transactions

Issuance of convertible notes payable

We generated net proceeds of $42,500 from the issuance of a convertible note payable during the six-month period ended December 31, 2019.

Other outstanding obligations at December 31, 2019

Convertible Notes Payable

The Company had convertible promissory notes aggregating $974,000 outstanding at December 31, 2019. The accrued interest amounted to approximately $481,000 as of December 31, 2019. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $0.60 per share, at the holders’ option. At December 31, 2019, all convertible promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at December 31, 2019. The related accrued interest amounted to approximately $167,021 at December 31, 2019. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2019, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at December 31, 2019 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 27, 2019, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2019 the Company issued 52,817,207 shares of its common stock related to the conversion of $304,877 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00249 per share.

During the six months ended December 31, 2019 the Company issued 10,966,667 shares of its $0.0001 par value common stock to three consultants, as compensation. The shares were valued at $93,000, or $0.00848 per share.

During the six months ended December 31, 2019 the Company issued 8,000,000 shares of its $0.0001 par value common stock to one of its directors as compensation for services rendered. The shares were valued at $28,000, or $0.0035 per share.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
February 12, 2020		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 12, 2020		Mark Lucky
CFO, principal accounting officer

