Form 10-Q
period 2020-03-31
VISIUM TECHNOLOGIES, INC.
filed 2020-06-30
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-25753

VISIUM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	87-0449667
(State of Incorporation)	(IRS Employer Identification No.)

4094 Majestic Lane, Suite 360
FAIRFAX, VA 22033
(Address of principal executive offices)

(703) 273-0383
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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of June 27, 2020, was 1,452,260,121.

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

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$326	$18,668

Total current assets	326	18,668

Total assets	$326	$18,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$282,376	$213,805
Accrued compensation	568,529	316,529
Accrued interest	661,313	593,838
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $27,142 and $158,333	897,490	917,095
Notes payable	205,000	205,000
Derivative liabilities	361,671	807,053
Due to officers	101,840	62,000
Total current liabilities	$3,226,184	$3,263,285

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (65,000,000 shares designated, 13,992,340 shares issued and outstanding as of March 31, 2020 and June 30, 2019)	$13,992	$13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of March 31, 2020 and June 30, 2019)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2020 and June 30, 2019)	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 326,023,957 shares issued and 323,929,510 shares outstanding as of March 31, 2020 and 45,610,716 shares issued and 42,066,269 outstanding at June 30, 2019 (See Note 6)	32,393	4,207
Additional paid in capital	43,953,989	43,184,984
Accumulated deficit	(47,227,560)	(46,449,128)
Total stockholders’ deficit	(3,225,858)	(3,244,617)

Total liabilities and stockholders’ deficit	$326	$18,668

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	189,675	1,445,550	604,439	2,573,734
Development expense	-	-	35,500	-
Amortization expense	-	50,107	-	91,863
Total Operating Expenses	189,675	1,495,657	639,939	2,665,597

Loss from Operations	(189,675)	(1,495,657)	(639,939)	(2,665,597)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(23,319)	(536,549)	462,249	(730,804)
Derivative liability expense	-	(341,423)	(61,396)	(341,423)
Gain (loss) on settlement of debt	(169,060)	2,292,162	(267,881)	2,303,147
Other income	-	10,000	-	10,000
Interest expense	(72,190)	(121,592)	(271,465)	(233,194)
Total other income (expenses)	(264,569)	1,302,598	(138,493)	1,007,726

Net loss	$(454,244)	$(193,059)	$(778,432)	$(1,657,871)

Loss per common share basic and diluted	$(0.002)	$(0.01)	$(0.007)	$(0.10)

Weighted average common shares outstanding – basic and diluted	191,033,101	21,619,609	105,939,637	16,765,283

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

For the three months ended March 31, 2020

	Preferred Stock -Series A $0.001 Par Value		PreferredStock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	113,850,143	$11,385	$43,603,682	$(46,773,316)	$(3,142,929)

Shares issued for consulting services							8,683,333	868	38,867		39,735
Shares issued as compensation							20,000,000	2,000	22,000		24,000
Shares issued for conversion of notes payable							181,396,034	18,140	289,440		307,580
Net loss for the three months ended March 31, 2020										(454,244)	(454,244)

Balance at March 31, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	323,929,510	$32,393	$43,953,989	$(47,227,560)	$(3,225,858)

For the Nine Months Ended March 31, 2020

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

Shares issued for consulting services							19,650,000	1,965	130,770		132,735
Shares issued as compensation							28,000,000	2,800	49,200		52,000
Shares issued for conversion of notes payable							234,213,241	23,421	589,035		612,456
Net loss for the Nine Months Ended March 31, 2020										(778,432)	(778,432)

Balance at March 31, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	323,929,510	$32,393	$43,953,989	$(47,227,560)	$(3,225,858)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

For the three months ended March 31, 2019

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	19,450,977	$1,945	$41,891,289	$(46,156,008)	$(4,247,454)

Shares issued as compensation							20,348,601	2,035	1,177,423		$1,179,458
Shares issued for consulting services							1,783,339	178	87,322		87,500
Net loss for the three months ended March 31, 2019										(193,059)	(193,059)

Balance at March 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	41,582,917	$4,158	$43,156,034	$(46,349,067)	$(3,173,555)

For the Nine Months Ended March 31, 2019

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	9,376,441	$938	$40,160,699	$(44,691,196)	$(4,514,240)

Shares issued as compensation							23,427,759	2,343	1,899,157		$1,901,500
Shares issued for consulting services							2,750,008	274	145,226		145,500
Shares issued for sale							2,505,000	251	250,249		250,500
Shares issued for conversion of notes payable							1,985,327	198	200,857		201,055
Acquisition of TSSG							1,538,387	154	499,846		500,000
Net loss for the Nine Months Ended March 31, 2019										(1,657,871)	(1,657,871)

Balance at March 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	41,582,917	$4,158	$43,156,034	$(46,349,067)	$(3,173,555)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month period ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(778,432)	$(1,657,871)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(462,249)	730,804
Stock-based compensation	184,735	2,047,000
Amortization of debt discount	179,106	66,667
Amortization expense	-	91,863
Derivative liability expense	61,396	341,423
(Gain) loss on extinguishment of debt	267,881	(2,303,147)
Changes in operating assets and liabilities:
Accounts payable	121,907	(93,106)
Prepaid insurance	-	(1,646)
Accrued interest	67,475	165,294
Accrued compensation	252,000	121,705
Net cash used in operating activities	(106,181)	(491,014)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	48,000	282,500
Proceeds from sale of common stock	-	250,500
Advances from officers, net	39,840	(21,000)

Net cash provided by financing activities	87,840	512,000

Net increase (decrease0 in cash	(18,341)	20,986

Cash, beginning of period	18,668	11,412

Cash, end of period	$326	$32,398

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,232
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for acquisition	$-	$500,000
Issuance of common stock for conversion of notes payable and accrued interest (fair value of the shares issued - $612,456)	$223,679	$201,055

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Visium is a provider of cyber security visualization, analytics and automation. Visium operates in the traditional cyber security space, as well as in the cloud-based technology and Internet of Things spaces. Visium provides cybersecurity technology solutions, tools and services to support commercial enterprises and government’s ability to protect their data. Visium’s CyGraph technology provides visualization, advanced cyber monitoring intelligence, data modeling, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes.

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2020 we had a net loss of $778,432, had net cash used in operating activities of $106,181, and had negative working capital of $3,225,858. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A novel strain of coronavirus, the COVID-19 virus, may adversely affect our business operations and financial condition.

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our potential customers’ operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees are working remotely and using various technologies to perform their functions. We might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

The board of directors and management of Visium Technologies, Inc., a Florida corporation (the “Company”), determined that, in light of the circumstances and uncertainty surrounding the effects of the COVID-19 coronavirus pandemic on the Company’s business, employees, consultants and service providers, the Company delayed the filing of its quarterly report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) by up to 45 days in accordance with the SEC’s March 25, 2020 Order (Release No. 34-88465) (the “Order”), which allowed for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended.  As a result, the Company is filing its Quarterly Report by no later than June 29, 2020, 45 days after the original due date of its Quarterly Report.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 27, 2019. The results of operations for the nine months ended March 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2020.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2020 and June 30, 2019.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the nine months ended March 31, 2020 and 2019, the Company had not reached a bank balance exceeding the FDIC insurance limit.

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

The Company assessed the potential classification of its derivative financial instruments as of March 31, 2020 and June 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2020

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Effective July 1, 2018, the Company adopted the requirements of ASU 2014-09 (ASC 606- Revenue from contracts with Customers). The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company has not yet earned any revenue to date and will recognize future revenues in accordance with this standard. All revenues will be recognized when: (i) a contract with a client has been identified, (ii) the performance obligation(s) in the contract have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to each performance obligation in the contract, and (v) the Company has satisfied the applicable performance obligation over time or at a point in time.

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
 MARCH 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2018, the FASB issued ASU No. 2019-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of March 31, 2020. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

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

	March 31,	June 30,
	2020	2019
Weighted average common shares outstanding	105,939,637	22,992,865
Effect of dilutive securities-when applicable:
Convertible promissory notes	676,820,102	14,604,829
Preferred Stock	13,996,767	13,996,767
Warrants	500,000	500,000
Adjusted weighted-average shares and assumed conversions	797,256,506	52,094,461

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2020

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

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments have been measured at fair value at March 31, 2020 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes
The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2020 and June 30, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $462,249 and a loss of $730,804 for the nine months ended March 31, 2020 and 2019, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) on change in fair value of derivative liabilities”. The fair value of the warrants at March 31, 2020 and June 30, 2019 was $350 and $37,200, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2020 and June 30, 2019 is $361,671 and $807,053, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.  The Company accounts for the conversions of the notes at fair valu and records the difference as Gain (Loss) on settlement of debt in the Income Statement.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Nine Months Ended March 31,
	2020	2019
Effective exercise price	$0.00049 - $ 0.0033	$0.0216 - 0.0616
Effective market price	$.009	$0.08
Volatility	223% - 521%	222.61%
Risk-free interest	0.05% - 1.68%	2.40% - 2.43%
Terms	30 - 650 days	30-286 days
Expected dividend rate	0.00%	0.00%

Changes in the derivative liabilities during the Nine Months Ended March 31, 2020 is follows:

Derivative liability at June 30, 2019	$807,053
Derivative liability reduced as a result of note conversions	(92,529)
Increase due to issuance of convertible note	109,396
Gain on change in fair value of derivative liability	(462,249)
Derivative liability at March 31, 2020	$361,671

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the Nine Months Ended March 31, 2020 is as follows:

Accrued interest payable at June 30, 2019	$593,838
Interest expense accrued for the nine months ended March 31, 2020	92,359
Conversion of accrued interest into common stock	(24,884)
Accrued interest payable at March 31, 2020	$661,313

Interest expense for the nine months ended March 31, 2020 was comprised of the following:

Interest expense for the nine months ended March 31, 2020	$92,359
Amortization of debt discount	179,106
Total interest expense for the nine months ended March 31, 2020	$271,465

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2020 and June 30, 2019 convertible debentures consisted of the following:

	March 31,	June 30,
	2020	2019
Convertible notes payable	$924,632	$1,075,428
Discount on convertible notes	(27,142)	(158,333)
Convertible notes, net	897,490	917,095

Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,045,455	$1,065,060

The Company had convertible promissory notes aggregating approximately $1.05 million and $1.06 million at March 31, 2020 and June 30, 2019, respectively. The related accrued interest amounted to approximately $486,000 and $430,000 at December 30, 2019 and June 30, 2019, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0012 to $22,500 per share, as a result of the two reverse stock splits. At March 31, 2020, $890,000 of convertible promissory notes had matured, are in default and remain unpaid.

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

For the nine months ended March 31, 2020, the following summarizes the conversion of debt for common shares:

		Amount			Adjustment		Conversion
	Shares	Converted		Conversion	to		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
FirstFire Global Opportunities Fund LLC	106,613,286	$108,116	$-	$14,200	$128,723	$251,039	$0.00235
Auctus Funds, LLC	116,698,824	57,779	17,177	14,250	207,893	297,100	$0.00255
Mark Lucky	10,901,131	32,900	7,707	-	23,710	64,317	$0.00590
TOTAL	234,213,241	$198,795	$24,884	$28,450	$360,326	$612,456	$0.00261

Covenants and Other Matters

Certain of our convertible loan agreements contain customary covenants and events of default and termination, including cross-default provisions, whereby a default under one loan and security agreement triggers a default under those certain other convertible notes. The Auctus Funds note has a provision whereby a default annual interest rate of 24% applies after the one year anniversary of the note, and the FirstFire note has a provision whereby the default annual interest rate of 15% applies after the one year anniversary of the note, both of which occurred in January, 2020.  The Auctus Funds note contains a 150% payoff provision if the note is in default, and is due and payable only when the Company receives a notice of default from the noteholder.  As of March 31, 2020 and subsequently, the Company has not received any notice of default.

Notes Payable

The Company had promissory notes aggregating $205,000 at March 31, 2020 and June 30, 2019, respectively. The related accrued interest amounted to approximately $171,000 and $159,000 at March 31, 2020 and June 30, 2019, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum which is payable monthly. All promissory notes outstanding as of March 31, 2020 have matured, are in default, and remain unpaid.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2020, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Nine Months Ended March 31, 2020

Convertible Notes Payable

During the nine months ended March 31, 2020 the Company issued 234,213,241 shares of its common stock related to the conversion of $223,679 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00095 per share.  The fair value of the shares issued was $612,456.

Stock Based Compensation and Stock Based Consulting Services Expense

During the nine months ended March 31, 2020 the Company issued 19,650,000 shares of its $0.0001 par value common stock to five consultants, as compensation for services rendered. The shares were valued at $132,735, or $0.006 per share.

During the nine months ended March 31, 2020 the Company issued 28,000,000 shares of its $0.0001 par value common stock to two of our Directors, as compensation for services rendered. The shares were valued at $52,000, or $0.00186 per share.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Preferred Stock
The Series A and B issued and outstanding shares of the Company’s convertible preferred stock have a par value of $0.001. All classes rank(ed) prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

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

Series B Convertible Preferred Stock
Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

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

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2020 and changes during the nine months ending on that date is as follows:

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

The following table summarizes information about common stock warrants outstanding at March 31, 2020:

	Warrants Outstanding			Warrants Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	March 31, 2020	Life	Price	March 31, 2020	Price
$0.15	500,000	1.78 Years	$0.15	500,000	$0.15
	500,000	1.78 Years	$0.15	500,000	$0.15

NOTE 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the Nine Months Ended March 31, 2020 is presented in the following table:

	For the Nine Months Ended
	March 31, 2020
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	3,544,447	$0.06
Granted	-	$-
Forfeited	-	-
Vested	(1,450,000)	$0.06
Unvested at end of period	2,094,447	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2020 was $125,666 and is expected to be recognized over a weighted average period of 1.08 years.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2020 there was $101,840 outstanding of such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2020, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of March 31, 2020 we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 5%, respectively. As of March 31, 2020 we have not generated any revenue related to these license agreements.

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

NOTE 10 – FAIR VALUE MEASUREMENT

Fair value measurements
At March 31, 2020 and June 30, 2019, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 10 – FAIR VALUE MEASUREMENT, continued

At March 31, 2020 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2020:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$361,321
Derivative liability – Warrants	-	-	350
Total derivative liability	$-	$-	$361,671

NOTE 11: SUBSEQUENT EVENTS

On May 7, 2020, Visium Technologies, Inc. (the “Company”), through its wholly owned subsidiary, Visium Analytics, LLC, entered into Amendment #1 (the “Amendment”) to the Software License Agreement with The MITRE Corporation (“MITRE”), a non-profit research organization serving the United States Government, originally entered into on March 27, 2019 (the “Agreement”). The Amendment provides the Company with exclusive rights to CyGraph®, a patented technology, from MITRE. CyGraph® is a cybersecurity application that provides machine learning acceleration, advanced cyber hunting, forensics, incident response and analytics (the “Software”). For the rights under the Amendment, the Company shall pay MITRE an exclusivity fee of $20,000 for the first year and $50,000 for the second year. Additionally, pursuant to the Amendment, the Company is required to have a marketable, demonstrable and saleable product or service using the Software within a specified time period, and the Company is required to pay to MITRE a royalty fee after the achievement of a certain milestone of sales of such product or service.

During April 2020 the Company issued 98,846,475 shares of its common stock related to the conversion of $26,726 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00032 per share.

During May 2020 the Company issued 441,435,527 shares of its common stock related to the conversion of $46,164 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00032 per share.

During June 2020 the Company issued 87,915,275 shares of its common stock related to the conversion of $17,756 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00022 per share.

In April 2020 our consultants vested 66,667 shares of our $0.0001 par value common stock, valued at $4,000, or at an average price per share of $0.06.

In May 2020 our consultants vested 66,667 shares of our $0.0001 par value common stock, valued at $4,000, or at an average price per share of $0.06.

In June 2020 our consultants vested 66,667 shares of our $0.0001 par value common stock, valued at $4,000, or at an average price per share of $0.06.

In May 2020 the Company issued 500,000,000 shares of our $0.0001 par value common stock to consultants, officers, and directors, valued at $147,000, or an average price per share of $0.0003.

In June 2020 the Company generated proceeds of $30,000 through an amendment to each of the two convertible notes held by Auctus Funds, LLC and FirstFire Global Opportunites Fund, LLC to increase the principal balance on each note by $15,000.  No other changes were made to the terms or conditions of the original notes.

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

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. In May 2020 this license agreement was amended to grant the Company exclusive rights to this technology. CyGraph provides advanced visualization and analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

Employees

At June 23, 2020, we had 3 full time employees.

Our principal offices are located at 4094 Majestic Lane Suite 360,Fairfax, VA 22033. Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.
RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 2020 and 2019

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating expenses:
Selling, general and administrative	$189,675	$1,445,550	$604,439	$2,573,734
Development expense	-	-	35,500	-
Amortization expense	-	50,107		91,863
Total Operating Expenses	189,675	1,495,657	639,939	2,665,597

Loss from Operations	(189,675)	(1,495,657)	(639,939)	(2,665,597)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(23,319)	(536,549)	462,249	(730,804)
Derivative liability expense	-	(341,423)	(61,396)	(341,423)
Gain (loss) on settlement of debt	(169,060)	2,292,162	(267,881)	2,303,147
Other income	-	10,000	-	10,000
Interest expense	(72,190)	(121,592)	(271,465)	(233,194)
Total other income (expenses)	(264,569)	1,302,598	(138,493)	1,007,726

Net loss	$(454,244)	$(193,059)	$(778,432)	$(1,657,871)

Selling, General, and Administrative Expenses

Nine Month Period Ended March 31, 2020

For the nine months ended March 31, 2020, selling, general and administrative expenses were $604,439 as compared to $2,573,734 for the nine months ended March 31, 2019. For the nine month periods ended March 31, 2020 and 2019 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,
	2020	2019
Accounting expense	$5,382	$28,474
Consulting fees	82,250	97,500
Salaries	252,000	236,000
Legal and professional fees	27,050	71,330
Travel expense	9,786	3,137
Occupancy expense	4,719	7,867
Telephone expense	2,700	2,700
Marketing expense	8,199	-
Website expense	2,291	2,103
Investor relations expense	20,000	28,500
Stock based compensation	184,735	2,047,000
Other	5,327	49,123
	$604,439	$2,573,734

The decrease in selling, general and administrative expenses of $1,971,695 during fiscal 2020, when compared with the prior year, is primarily due to a decrease in stock-based compensation of $1,862,265, lower legal and professional fees of $44,280, lower other expenses of $43,796, lower accounting expense of $23,092, lower investor relations expense of $8,500, lower occupancy expense of $3,148, and lower consulting fees of $15,250, offset by higher salaries of $16,000, higher travel expense of $6,649, and higher marketing expense of $8,199.

We believe that our selling, general, and administrative expenses will remain steady as we increase our business activity over the remainder of 2020, but anticipate incurring lower legal and consulting expenses.

Development Expense

	Nine-Months Ended
	March 31,		%
	2020	2019	Change
Development expense	$35,500	$-	(100)%

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that will incur an additional $50,000 of development expense during the remainder of fiscal 2020.

Amortization Expense

	Nine-Months Ended
	March 31,		%
	2020	2019	Change
Customer relationships	$-	$91,863	(100)%

The decrease in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2019.

Derivative Liability Expense

	Nine-Months Ended
	March 31,		%
	2020	2019	Change
Derivative liability expense	$61,396	$(341,423)	118%
Derivative liability expense represents the expense related to our convertible notes payable issued in October 2019 that include variable conversion features.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2020	2019	Change
Gain (loss) on change in fair value of derivative liabilities	$462,249	$(730,804)	163.3%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Nine-Months Ended
	March 31,		%
	2020	2019	Change
Interest expense	$271,465	$233,194	16.4%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the Nine Months Ended March 31, 2020 due to higher debt discount amortization as compared to the prior year period.

Gain (Loss) on Settlement of Debt

	Nine-Months Ended
	March 31,		%
	2020	2019	Change
Gain (loss) on settlement of debt	$(267,881)	$2,303,147	(111.6)%

Three Month Period Ended March 31, 2020

For the three months ended March 31, 2020, selling, general and administrative expenses were $189,675 as compared to $691,157 for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
Accounting expense	$398	$5,724
Consulting fees	27,500	46,250
Salaries	84,000	84,000
Legal and professional fees	10,500	37,040
Travel expense	-	357
Occupancy expense	1,582	1,968
Telephone expense	900	900
Website expense	760	145
Stock based compensation	63,735	1,266,958
Other	300	2,208
	$189,675	$1,445,550

The decrease in selling, general and administrative expenses of $1,258,275 during the fiscal third quarter of 2020, when compared with the prior year, is primarily due to a decrease in stock-based compensation of $1,258,275, lower legal and professional fees of $26,540, lower other expenses of $1,908, lower accounting expense of $5,326, lower occupancy expense of $386, and lower consulting fees of $18,750, offset by higher website expense of $615.

Amortization Expense

	Three-Months Ended
	March 31,		%
	2020	2019	Change
Customer relationships	$-	$50,107	100%

Amortization expense in the prior year is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in October 2019.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2020	2019	Change
Gain (loss) on change in fair value of derivative liabilities	$(23,319)	$536,549	(104.3)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	March 31,		%
	2020	2019	Change
Interest expense	$72,190	$121,592	(40.6)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended March 31, 2020 due to higher debt discount amortization as compared to the prior year period.

Derivative Liability Expense

	Three-Months Ended
	March 31,		%
	2020	2019	Change
Derivative liability expense	$-	$341,323	100%

Gain (Loss) on Settlement of Debt

	Three-Months Ended
	March 31,		%
	2020	2019	Change
Gain (loss) on settlement of debt	$(169,060)	$2,292,162	(107.4)%

Liquidity and Capital Resources

	Balance at
	March 31, 2020	June 30, 2019
Cash	$326	$18,668
Accounts payable and accrued expenses	282,376	213,805
Accrued compensation	568,529	316,529
Notes, convertible notes, and accrued interest payable	$1,911,768	$1,863,898

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

We intend to finance our operations using a mix of equity and debt financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly-traded company. If these funds cannot be obtained our business may fail as a result.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has net cash used in its operating activities of $106,181 and $491,014 during the nine-month periods ended March 31, 2020 and 2019, respectively, and has a working capital deficit of approximately $3.1 million and $3.2 million at March 31, 2020 and June 30, 2019, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine Months Ended March 31, 2020

Net cash used in operations during the nine months ended March 31, 2020 decreased by approximately $384,833 or 78% from the same period during fiscal year 2019. The decrease in cash used in operations is primarily due to the decrease in consulting and business development expense and cash paid for legal and professional fees, and the decrease in cash paid for salaries to executives. This cash was obtained through the sale of a convertible note that netted the Company $48,000, and through advances of cash made to the Company by its officers and directors of $39,840.

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

Capital Raising Transactions

Issuance of convertible notes payable

We generated net proceeds of $48,000 from the issuance of a convertible note payable during the nine-month period ended March 31, 2020.

Other outstanding obligations at March 31, 2020

Convertible Notes Payable

The Company had convertible promissory notes aggregating $928,000 outstanding at March 31, 2020. The accrued interest amounted to approximately $510,000 as of March 31, 2020. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0003 and $0.60 per share, at the holders’ option. At March 31, 2020, $890,000 of the promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at March 31, 2020. The related accrued interest amounted to approximately $171,000 at March 31, 2020. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of March 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2020, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at March 31, 2020 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2020 the Company issued 234,213,241 shares of its common stock related to the conversion of $223,679 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.000954 per share.  The fair value of these shares was $612,456

During the nine months ended March 31, 2020 the Company issued 19,650,000 shares of its $0.0001 par value common stock to five consultants, as compensation. The shares were valued at $132,735, or $0.0068 per share.

During the nine months ended March 31, 2020 the Company issued 28,000,000 shares of its $0.0001 par value common stock to one of its directors as compensation for services rendered. The shares were valued at $52,000, or $0.0019 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
June 29, 2020		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
June 29, 2020		Mark Lucky
CFO, principal accounting officer