Form 10-K
period 2020-06-30
VISIUM TECHNOLOGIES, INC.
filed 2020-10-09
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

4094 Majestic Lane, Suite 360
Fairfax, VA 22033
(Address of Principal Executive Office)(Zip Code)

(703) 273-0383
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	VISM	OTC PINK

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2019 was $216,315, at a share price of $0.0019 on that date. For purposes of this calculation, an aggregate of 113,850,143 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2019 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of October 9, 2020 is 2,127,470,956.

In this Annual Report on Form 10-K, the terms the “Company,” “Visium,” “we,” “us” or “our” refers to Visium Technologies, Inc., unless the context indicates otherwise.

  FORWARD LOOKING STATEMENTS

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for futureevents, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

2

2020 ANNUAL REPORT ON FORM 10-K

3

PART I

Item 1. Business

Overview

Visium Technologies, Inc. initially was incorporated in the State of Nevada as Jaguar Investments, Inc. during October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007. In March 2018, the Company changed its name to Visium Technologies, Inc.

Visium is a provider of cyber security visualization, analytics, and automation. Visium operates in the traditional cyber security space, as well as in the cloud-based technology and Internet of Things spaces. Visium provides cybersecurity technology solutions, tools, and services to support commercial enterprises and government’s ability to protect their data. Visium’s CyGraph technology provides visualization, advanced cyber monitoring intelligence, data modeling, analytics, and automation to help reduce risk, simplify cyber security, and deliver better security outcomes.

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization, and knowledge management. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive.

During fiscal 2020 we have engaged in significant research and development efforts aimed at commercializing our licensed technology, and actively pursuing business development opportunites.

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

Employees

At October 9, 2020, we had 3 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $48 million as of June 30, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The IT security market is rapidly evolving within the increasingly challenging cyber threat landscape and the continuing use of hybrid on-premise and cloud-based environments. As a result of unanticipated market, industry or company developments our sales may not continue to grow at current rates or may decline, and our share price could decrease.

We operate in a rapidly evolving industry focused on securing organizations’ IT systems and sensitive data. Our solutions focus on safeguarding privileged accounts, credentials, and secrets. Privileged accounts are those accounts within an organization that give users, applications, and machine identities the highest levels of access, or “privileged” access, to IT systems and infrastructure, industrial control systems, applications and data both on-premises and in cloud environments. While breaches of such privileged accounts have continued to gain media attention in recent years, IT security spending within enterprises is often concentrated on endpoint and network security products designed to stop threats from penetrating corporate networks. Organizations may allocate all or most of their IT security budgets to these products and may not adopt our solutions in addition to such products. Organizations are moving portions of their IT systems to be managed by third parties, primarily infrastructure, platform and application service providers, and may rely on such providers’ internal security measures.

Further, security solutions such as ours, which are focused on disrupting cyber attacks by insiders and external perpetrators that have penetrated an organization’s on-premise or cloud environment, represent a security layer designed to respond to advanced threats and more rigorous compliance standards and audit requirements. However, advanced cyber attackers are skilled at adapting to new technologies and developing new methods of gaining access to organizations’ sensitive data. As our customers’ technologies and business plans evolve and become more complex, we expect them to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our solutions effectively identify and respond to such attacks without disrupting the performance of our customers’ IT systems. As a result, we must continually modify and improve our products, services, and licensing models in response to market and technology trends to ensure we are meeting market needs and continue providing valuable solutions that can be deployed in a variety of environments, including cloud and hybrid.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop or acquire product enhancements or new products to meet such needs or opportunities in a timely manner or at all. Delays in developing, completing or delivering new or enhanced products could cause our offerings to be less competitive, impair customer acceptance of our solutions and result in delayed or reduced revenue for our solutions.

In addition, any changes in compliance standards or audit requirements that reduce the priority for the types of controls, security, monitoring and analysis that our solutions provide would adversely impact demand for our solutions. It is therefore difficult to predict how large the market will be for our solutions. If our solutions are not viewed by organizations as necessary, or if customers do not recognize the benefit of our solutions as a critical layer of an effective security strategy, then our revenues may not continue to grow at their current rate or may decline, which could cause our share price to decrease in value.

Our reputation and business could be harmed based on real or perceived shortcomings, defects or vulnerabilities in our solutions or the provision of our services, or due to the failure of our customers, channel partners, managed security service providers, or subcontractors to correctly implement, manage and maintain our solutions, resulting in loss of existing or new customers, lawsuits or financial losses.

Security products and solutions are complex in design and deployment and may contain errors that are not capable of being remediated or detected until after their deployment. Any errors, defects, or misconfigurations could cause our products or services to not meet specifications, be vulnerable to security attacks or fail to secure networks and could negatively impact customer operations and harm our business and reputation. In particular, we may suffer significant adverse publicity and reputational harm, including a downgrade in our industry leadership position by industry analysts, if our solutions (or the services we provide in relation to our solutions) are associated, or are believed to be associated with, or fail to reasonably protect against, a significant breach or a breach at a high profile customer, managed service provider network, or third party system utilized by us as part of our cloud-based security solution.

Further, the third party data hosting facilities used for the provision of our SaaS solutions may experience damages, interruptions or other unanticipated problems that could result in disruptions in the provision of these solutions. Any disruptions or other performance problems with our SaaS solutions could harm our reputation and business, damage our customers’ businesses, subject us to potential liability, cause customers to terminate or not renew their subscriptions to our SaaS solutions and make it more challenging for us to retain existing customers and acquire new customers.

False detection of threats (referred to as “false positives”), while typical in our industry, may reduce perception of the reliability of our products and may therefore adversely impact market acceptance of our products. If our solutions restrict legitimate privileged access by authorized personnel to IT systems and applications by falsely identifying those users as attackers or otherwise unauthorized, our customers’ businesses could be harmed.

Our solutions not only reinforce but also rely on the common security concept of placing multiple layers of security controls throughout an IT system. The failure of our customers, channel partners, managed service providers or subcontractors to correctly implement and effectively manage and maintain our solutions (and the environments in which they are utilized), or to consistently implement and utilize generally accepted and comprehensive, multi-layered security measures and processes in customer networks, may lessen the efficacy of our solutions. Additionally, our customers or our channel partners may independently develop plug-ins or change existing plug-ins or APIs that we provided to them for interfacing purposes in an incorrect or insecure manner. Such failures or actions may lead to security breaches and data loss, which could result in a perception that our solutions failed. Further, our failure to provide our customers and channel partners with adequate services or inaccurate product documentation related to the use, implementation and maintenance of our solutions, could lead to claims against us.

An actual or perceived cyber attack, other security breach or theft of our customers’ data, regardless of whether the breach or theft is attributable to the failure of our products, SaaS solutions or the services we provided in relation thereto, could adversely affect the market’s perception of the efficacy of our solutions and our industry standing, cause current or potential customers to look to our competitors for alternatives to our solutions and subject us to lawsuits, indemnity claims and financial losses, as well as the expenditure of significant financial resources to analyze, correct or eliminate any vulnerabilities. In addition, provisions in our license agreements that attempt to limit our liabilities towards our customers, channel partners and relevant third parties may not withstand legal challenges, and certain liabilities may not be limited or capped. Additionally, any insurance coverage we may have may not adequately cover all claims asserted against us or may cover only a portion of such claims. An actual or perceived cyber attack could also cause us to suffer reputational harm, lose existing customers and potential new customers, or deter new and existing customers from purchasing or implementing our products.

We face intense competition from a wide variety of IT security vendors operating in different market segments and across diverse IT environments, which may challenge our ability to maintain or improve our competitive position or to meet our planned growth rates.

The IT security market in which we operate is characterized by intense competition, constant innovation, rapid adoption of different technological solutions and services, and evolving security threats. We compete with a multitude of companies that offer a broad array of IT security products that employ different approaches and delivery models to address these evolving threats.

We may face competition due to changes in the manner that organizations utilize IT assets and the security solutions applied to them, such as the provision of privileged account security functionalities as part of public cloud providers’ infrastructure offerings, or cloud-based identity management solutions. Limited IT budgets may also result in competition with providers of other advanced threat protection solutions such as McAfee, LLC, Palo Alto Networks, Splunk Inc., and NortonLifeLock, Inc. (formerly known as Symantec Corporation acquired by Broadcom Inc.). We also may compete, to a certain extent, with vendors that offer products or services in adjacent or complementary markets to privileged access management, including identity management vendors and cloud platform providers such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure. As the privileged access management market has matured significantly over the recent years, the entry barrier is now lower and it is easier for competitors to compete in the market. Some of our competitors are large companies and have wider technical and financial resources and broader customer bases used to bring competitive solutions to the market. These companies may already have existing relationships as an established vendor for other product offerings, and certain customers may prefer one single IT vendor for product security procurement rather than purchasing solely based on product performance. Such companies may use these advantages to offer products and services that are perceived to be as effective as ours at a lower price or for free as part of a larger product package or solely in consideration for maintenance and services fees, which could result in increased market pressure to offer our solutions and services at lower prices. They may also develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements or enjoy stronger sales and service capabilities in certain regions. Additionally, niche vendors are developing and marketing lower cost solutions with limited privileged access management functionality that may impact our ability to maintain premium market pricing.

Our competitors may enjoy potential competitive advantages over us, such as:
●
greater name recognition, a longer operating history and a larger customer base, notwithstanding the increased visibility of our brand in recent years since our initial public offering;
●
larger sales and marketing budgets and resources;
●
broader distribution and established relationships with channel partners, advisory firms and customers;
●
increased effectiveness in protecting, detecting and responding to cyber attacks;
●
greater or localized resources for customer support and provision of services;
●
greater speed at which a solution can be deployed and implemented;
●
greater resources to make acquisitions;
●
larger intellectual property portfolios; and
●
greater financial, technical and other resources.

Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and capabilities. Current or potential competitors have been acquired and consolidated or may be acquired by third parties with greater resources in the future. As a result of such acquisitions, our current or potential competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products, which would lead to increased pricing pressure on our products and could cause the average sales prices for our products to decline. Similarly, we may also face increased competition following an acquisition of new lines of business that compete with providers of such technologies or from security vendors or other companies in adjacent markets extending their solutions into privilege access management. Wemay be at a competitive disadvantage to our privately-held competitors, as they may not face the same accounting, auditing and legal standards we do as a public company. Such privately-held competitors may face less public scrutiny than we do and may be less risk-averse than we are, and therefore may have greater operational flexibility.

Furthermore, an increasing number of independent industry analysts and researchers, regularly evaluate, compare and publish reviews regarding the functionality of IT security products, including ours. These reviews may significantly influence the market perception of our products, and our reputation and brand could be harmed if they publish negative reviews of our products or increasingly positive reviews of our competitors’ products, or do not view us as a market leader.
In addition, other IT security technologies exist or could be developed in the future by current or future competitors, and our business could be materially and adversely affected if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business, results of operations and financial condition could be materially and adversely affected.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $3.4 million as of June 30, 2020. This deficit consists of $30,251 in current assets, offset by $3,411,011 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2020 of approximately $107,000. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We currently do not have sufficient capital to finance the anticipated recurring costs of being a publicly traded company.

As of October 9, 2020, we had approximately $2,600 in cash on hand. We anticipate incurring incremental annual costs of approximately $180,000 related to maintaining a publicly traded company. We will need to raise additional capital to support our public-company-related activities.

We had $1,883,784 of convertible notes, notes payable, and accrued interest payable as of June 30, 2020, of which $1,853,784 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $1.9 million as of June 30, 2020 which are either currently past due or which are due in the current fiscal year. Currently, there is $822,962 principal amount of the convertible notes payable which is past due, $205,000 principal of the notes payable which is past due, and $677,857 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic is complex and rapidly changing, the full extent and duration of the impact of COVID-19 on the Company’s operation and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets.

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

Provisions of our articles of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders. Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer, or prevent a takeover attempt. In addition, certain provisions of Florida law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2020, our executive officer and directors beneficially owns 390,312,564 shares of Common Stock, or approximately 25% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Item 3. Legal Proceedings.

In July 2018, the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the “Plaintiff”) in the Judicial District Court of Danbury, Connecticut. Plaintiff asserts that the Company failed to convert two convertible notes held by Plaintiff. The Company is vigorously contesting this claim. Since the onset of the COVID-19 pandemic, no substantive work has been conducted on this case.  There are no other proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2020	High	Low

Quarter Ended September 30, 2019	$0.1000	$0.0050
Quarter Ended December 31, 2019	$0.0160	$0.0015
Quarter Ended March 31, 2020	$0.0034	$0.0007
Quarter Ended June 30, 2020	$0.0020	$0.0002

Fiscal Year Ended June 30, 2019	High	Low

Quarter Ended September 30, 2018	$1.44	$0.16
Quarter Ended December 31, 2018	$0.47	$0.06
Quarter Ended March 31, 2019	$0.30	$0.01
Quarter Ended June 30, 2019	$0.23	$0.04

Stockholders

As of October 9, 2020, there were 930 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2020 the Company issued 954,210,518 shares of its common stock related to the conversion of $333,219 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0004 per share.  The fair value of the shares issued was $1,059,572, resulting in a loss on debt settlement of $593,907.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30, 2020 the Company issued 199,850,000 shares of its $0.0001 par value common stock to five consultants, as compensation for services rendered. The shares were valued at $198,735, or $0.006 per share.

During the year ended June 30, 2020 the Company issued 348,000,000 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $148,000, or $0.00186 per share.

Rule 10B-18 Transactions

During the year ended June 30, 2020, there were no repurchases of the Company’s common stock by the Company

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

The Company was incorporated in Nevada as Jaguar Investments, Inc. during October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007. In March 2019, the Company changed its name to Visium Technologies, Inc.

Since February 12, 2018 Mark Lucky has served as Chairman and CEO. He currently also serves as CFO. The Company’s headquarters is located at 4094 Majestic Lane, Suite 360, Fairfax, VA 22124. Since February 2018, the Company has focused on creating a world-class cybersecurity/digital risk management company, with a focus on network security, threat visualization, pinpoint threat identification, and big-data analytics. Our solutions address the growing security and compliance complexities and risks resulting from the increasing adoption of cloud computing and the proliferation of geographically dispersed IT assets.

In March 2019, the Company entered into a license agreement with The MITRE Corporation to commercialize and sell CyGraph, a cybersecurity application that is a tool for cyber warfare analytics, visualization, and knowledge management.

Results of Operations

Selling, General, and Administrative Expenses

For the year ended June 30, 2020, selling, general and administrative expenses were $917,993 as compared to $2,721,467 for the year ended June 30, 2019, a decrease of $1,803,474 or approximately 67.1%. For the years ended June 30, 2020 and 2019 selling, general and administrative expenses consisted of the following:

	2020	2019	Increase/ (Decrease)	% Change
Accounting expense	$5,581	$11,000	$(5,419)	(49.3)%
Consulting fees	103,800	125,500	(21,700)	(17.3)%
Salaries	336,000	320,000	16,000	5.0%
Legal and professional fees	59,550	82,630	(23,080)	(27.9)%
Travel expense	9,786	3,342	6,444	192.8%
Occupancy expense	4,719	9,319	(4,600)	(49.4)%
Telephone expense	3,600	3,600	-	0.0%
Marketing expense	8,199	-	8,199	N/A
Website expense	2,951	2,555	396	15.5%
Investor relations expense	20,000	28,500	(8,500)	(29.8)%
Stock based consulting expense	198,735	174,500	24,235	13.9%
Stock based compensation	148,000	1,901,500	(1,753,500)	(92.2)%
Other	17,072	59,021	(41,949)	(71.1)%

	$917,993	$2,721,467	$(1,803,474)	(66.3)%

The decrease in selling, general and administrative expenses during fiscal 2020, when compared with the prior year, is primarily due to a decrease in stock-based compensation, legal expenses, and salaries, offset by increases in salary expense, and stock-based consulting expense.

Amortization Expense

	Years Ended
	June 30,		%
	2020	2019	Change
Customer relationships	$-	$141,970	(100)%

The increase in amortization expense is due to the amortization of the customer relationships intangible asset resulting from the acquisition of Threat Surface Solutions Group, LLC in  2018.

Change in Fair Value of Derivative Liability

	Years ended
	June 30,
	2020	2019
Gain (loss) on change in fair value of derivative liabilities	$385,367	$(183,130)

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2020 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities as a result of a decrease in share price.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2020	2019	Change
Derivative liability expense	$61,396	$341,423	82.0%

The Company issued convertible notes in January 2019 and October 2019 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Years Ended
	June 30,		%
	2020	2019	Change
Interest Expense	$323,021	$276,087	17.0%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2020 is primarily due to higher amortization of debt discount of $158,333.

Gain on Debt Write-Off

	Years Ended
	June 30,
	2020	2019
Gain (loss) on debt write off/conversions	$(593,907)	$2,303,147

During the twelve months ended June 30, 2020 the Company incurred losses on the convertible note conversions, which were valued at fair value on the date of the respective conversions, totaling $593,907.

In March 2019, the Company obtained a legal opinion to extinguish aged debt totaling $2,292,162 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accounts payable and accrued expenses	$312,001
Accrued interest expense	1,184,214
Convertible notes payable	671,706
Promissory notes payable	65,241
$2,292,162

Loss on impairment

	Years Ended
	June 30,
	2020	2019
Loss on impairment	$-	$407,002

In June 2019 Management determined that the intangible asset attributed to the purchase of Threat Surface Solutions Group, LLC had no future benefit to the Company. As a result, the net book value of the asset was written off in full, as follows:

Net intangible asset as of date of impairment	$459,317
Reversal of contingent liability	(52,315)
Loss on impairment	$407,002

Liquidity and Capital Resources

	Balance at June 30,
	2020	2019
Cash	$30,251	$18,668
Accounts payable and accrued expenses	(333,805)	(213,805)
Accrued compensation	(652,529)	(316,529)
Notes, convertible notes, and accrued interest	(1,883,784)	(1,863,898)

At June 30, 2020 and 2019, 100% of our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2020. As of October 9, 2020, we had approximately $2,600 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly traded company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $106,757 and $566,745 during the years ended June 30, 2020 and 2019, respectively, and has a working capital deficit of approximately $3.4 million and $3.2 million at June 30, 2020 and 2019, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,542,450)	$(1,757,932)
Non-cash Adjustments:
Gain (loss) on debt settlement and write off expense	593,907	(2,303,147)
Stock based compensation	346,735	2,076,000
Amortization of debt discount	206,249	283,637
Derivative liability expense	61,396	341,423
(Gain) loss on change in derivative liability	(385,367)	183,130
Impairment expense	-	407,002
Changes in assets and liabilities
Accrued interest	145,941	133,189
Accrued compensation	336,000	160,704
Accounts payable and accrued expenses	130,832	(90,751)
Net cash used in operations	(106,757)	(566,745)

Cash flows from financing activities:
Advance from officers	40,340	41,000
Proceeds from sale of common stock	-	250,501
Proceeds from issuance of convertible notes payable, net of debt issuance costs	78,000	282,500
Net cash provided by financing activities	118,340	574,001

Net increase in cash	$11,583	$7,256

Year ended June 30, 2020

Net cash used in operations in fiscal year 2020 decreased by $459,987 or 81% from fiscal year 2019. This cash was obtained through the sale of three convertible notes that netted the Company $78,000, and through advances of cash made to the Company by its officers and directors of $40,340.

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

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated net proceeds of $78,000 and $282,500 during fiscal 2020 and 2019, respectively, from the issuance of convertible notes payable.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $873,000 and 1.075 million outstanding at June 30, 2020 and 2019, respectively. The accrued interest amounted to approximately $503,000 and $435,000 at June 30, 2020 and 2019, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0002 and $22,500 per share, at the holders’ option. At June 30, 2020, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2020	June 30, 2019
Convertible Notes Payable	$852,962	$1,075,428
Discount on convertible notes	-	(158,333)
Notes Payable, net of discount	$852,962	$917,095

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

Notes Payable

The Company had promissory notes aggregating approximately $205,000 at June 30, 2020 and 2019, respectively. The related accrued interest amounted to approximately $175,000 and $159,000 at June 30, 2020 and 2019, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates of 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of June 30, 2020.

Common Stock Warrants

In January 2020 we issued 500,000 warrants with a three-year life and a conversion price of $0.15 per share. These warrants have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2020 and changes during the period ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at June 30, 2019	500,000	$0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2020	500,000	$0.15

Warrants exercisable at end of period	500,000	$0.15

Weighted average fair value of warrants granted during the period		$-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2020 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2020, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2020:

Name	Age	Position
Mark Lucky	61	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	61	Director
Emmanuel Esaka, MD	47	Director
Paul Favata (1)(2)	55	Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

Mr. Mark Lucky has served as the Company’s Chief Executive Officer, Treasurer, Secretary, and Chairman of the Company’s Board of Directors since February 2019. Mr. Lucky has been a certified public accountant and has more than 15 years of experience serving as a public company chief financial officer. His professional experience includes working with start-ups, development-stage and mature companies in a wide variety of industries. From May 2014 until February 2019 Mr. Lucky has worked as a consultant to various public and private companies, including Visium Technologies, Inc., Intelligent Living America, Inc. (OTCBB: ILIV), and Ronn Motor Group, Inc. Prior to that, Mr. Lucky served as the CFO for IceWeb Inc. (OTCBB: IWEB) from March 2007 to May 2014. From 2004 to 2005 he served as Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc (NASDAQ: AXPH) a San Francisco, California-based early stage drug discovery biotech company, PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc., Mindscape, Inc., The Walt Disney Company and KPMG. Mr. Lucky formerly served as a member of the board of directors of Intelligent Living America, Inc., VOIS Inc. and HASCO Medical, Inc. Mr. Lucky received a B.A. degree in Economics from the University of California, Los Angeles.

We believe that Mr. Lucky’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications, and attributes have led to our conclusion that Mr. Lucky should be serving as a member of our board of directors.

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

Mr. Paul Favata is a 29-year Wall Street veteran who began his career on the American Stock Exchange (AMEX), working for two smaller member firms, before moving to the New York Stock Exchange (NYSE). After five years with one of the largest specialist firms on the floor, Mr. Favata left the exchange in 1992 to work on the sell-side. Mr. Favata spent the bulk of the 1990’s with a small boutique firm working in both the retail and institutional sales areas. Mr. Favata held the position of Senior Vice President of Finance at a small, privately held consulting firm that advised clients on acquisitions and long-term financing strategies. Since 2008, Mr. Favata has held various C-level executive positions including as Chief Financial Officer of a $60 million annual revenue telecom provider having management oversight and responsibility for all financial functions while overseeing all revenues, costs, capital expenditures, investments, and debt. Most recently, President of a publicly traded company specializing in the acquisition and integration of IT and Cloud Technology service providers and Internet and web technologies. Mr. Favata resides, with his family, in Saint Petersburg, Florida.

We believe that Mr. Favata’s extensive senior management and operational experience brings valuable knowledge to our board of directors and that these experiences, qualifications, and attributes have led to our conclusion that Mr. Favata should be serving as a member of our board of directors.

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

We believe that Dr. Esaka’s extensive experience and business background adds valuable knowledge to our board of directors and that these experiences, qualifications, and attributes have led to our conclusion that Dr. Esaka should be serving as a member of our board of directors.

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

●
arrangements with executive officers relating to their employment relationships with our company, including employment agreements, severance agreements, supplemental pension, or savings arrangements, change in control agreements and restrictive covenants.

The Compensation Committee has adopted a charter. The Compensation Committee charter provides that the Compensation Committee has overall responsibility for approving and evaluating executive officer compensation plans, policies, and programs of our company, as well as all equity-based compensation plans and policies. In addition, the Compensation Committee oversees, reviews, and approves all of our ERISA and other employee benefit plans which we may establish from time to time. The Compensation Committee is also responsible for producing an annual report on executive compensation for inclusion in our proxy statement and assisting in the preparation of certain information to be included in other periodic reports filed with the SEC.

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

Pursuant to our Compensation Committee Charter, the Compensation Committee is charged with evaluating and recommending for approval by the Board of Directors the compensation of our executive officers. In addition, the Compensation Committee also evaluates and makes recommendations to the entire Board of Directors regarding grants of options which may be made as director compensation. The Compensation Committee does not delegate these authorities to any other persons, nor does it use the services of any compensation consultants.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2020, we believe that for fiscal 2020, all required reports were filed on a timely basis under Section 16(a), except for Dr Esaka, who had not yet filed his initial Form 3 or subsequent Form 4 and Form 5.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark Lucky (1)	2020	336,000	-	87,000					423,000
Chief Executive Officer and Chief Financial Officer	2019	320,000	-	565,000					885,000

Henry Holcombe	2020	-	-	-	-	-	-	-	-
Former Chief Executive Officer	2019			205,000					205,000

(1)	Amounts represent accrued compensation for Mr. Lucky. Actual amounts paid to Mr. Lucky were $0 and $0 for 2020 and 2019, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held as of June 30, 2020 by our Executive Officers and Directors.

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, Dr. Emmanuel Esaka, and Mr. Mark Lucky, who is also an executive officer of our company. In February and April 2019 Messrs. Favata and Grbelja each received restricted stock grants as compensation for their Board services. In October 2019 Dr. Esaka received a restricted stock grant as compensation for his Board services. The restricted stock grants vest over thirty-six months. In March 2020, the remaining unvested restricted shares issued to the directors were vested and the corresponding expense was recognized as stock-based compensation and included in general and administrative expense in the statement of operations for the year ended June 30, 2020. The following table sets forth the restricted stock grants issued to Messrs. Favata, Grbelja, and Dr. Esaka as compensation for their Board service:

	FY2020		FY2019
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	58,000,000	$43,000	4,416,666	$220,000
Paul Favata	20,000,000	6,000	4,275,000	211,500
Emmanuel Esaka	40,000,000	12,000	1,500,000	675,000
	118,000,000	$61,000	10,191,666	$1,106,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At October 9, 2020, we had 2,127,470,956 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 9, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	306,812,564	14.42%	1	100%	58.07%
Tom Grbelja	103,666,667	4.87%			2.39%
Emmanuel Esaka	44,500,000	2.09%			1.02%
Paul Favata	25,333,333	1.19%			0.58%
Officers and directors as a group	480,312,564	22.58%	1	100%	62.07%

Total	480,312,564	22.58%	1	100%	62.07%

(1)
Percent of Voting Control is based upon the number of outstanding shares of our common stock and our Series AA Preferred Stock as of October 9, 2020. On that date, we had 2,127,470,956 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options,warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Employee Stock Compensation Plan	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●
Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

Issuances of Common Stock During 2020

During fiscal 2020 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2020 the Company issued 954,210,518 shares of its common stock related to the conversion of $333,219 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0003 per share. The fair value of the shares issued was $1,059,572, resulting in a loss on debt settlement of $593,907.

Sale of Restricted Common Stock

None.

Stock Based Compensation

During the year ended June 30, 2020 the Company issued 348,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $148,000, or $0.00043 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2020 the Company issued and vested 199,850,000 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $198,735, or $0.001 per share, based on the share price at the time of the transactions.

Issuances of Common Stock During 2019

During fiscal 2019 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2019 the Company issued 1,985,327 shares of its common stock related to the conversion of $201,054 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.101 per share.

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

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2020	2019
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	$35,500	$30,000
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$35,500	$30,000

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

2.4	Amendment to Membership Interest Purchase Agreement (37)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc. (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and Visium Technologies, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

4.47	Form of Promissory Note issued to FirstFire Global Opportunities Fund, LLC (37)

4.48	Form of Warrant issued to FirstFire Global Opportunities Fund, LLC (37)

4.49	Form of Promissory Note issued to Auctus Fund, LLC (38)

4.50	Form of Warrant issued to Auctus Fund, LLC (38)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between Visium Technologies, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.19	Visium/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

10.24	Exclusive License Agreement between George Mason Research Foundation, Inc. and Visium Technologies, Inc.(36)

10.25	Securities Purchase Agreement by and between the Company and FirstFire Global Opportunities Fund, LLC (37)

10.26	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC (38)

10.27	Amendment to License Agreement between MITRE Corporation and Visium Analytics, LLC (39)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)*

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Reserved

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

(36)	Incorporated by reference to Current Report on Form 8-K filed on July 27, 2019.

(37)	Incorporated by reference to Current Report on Form 8-K filed on January 10, 2019.

(38)	Incorporated by reference to Current Report on Form 8-K filed on January 16, 2019.

(39)	Incorporated by reference to Current Report on Form 8-K filed on May 13, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/s/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: October 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	October 9, 2020
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Visium Technologies, Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of income, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses for the year ended June 30, 2020 the Company had a net loss of $1,542,450, had net cash used in operating activities of $106,757, and had negative working capital of $3,380,760. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017.
Margate, Florida
October 9, 2020

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019
ASSETS
Current assets:
Cash	$30,251	$18,668

Total current assets	30,251	18,668

Total assets	$30,251	$18,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$333,805	$213,805
Accrued compensation	652,529	316,529
Accrued interest	677,857	593,838
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $158,333, respectively	852,962	917,095
Derivative liabilities	438,553	807,053
Notes payable	205,000	205,000
Due to officers	102,340	62,000
Total current liabilities	3,411,011	3,263,285

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2020 and 2019, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of June 30, 2020 and 2019, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2020 and 2019)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 1,544,793,446 shares issued and 1,544,126,787 outstanding at June 30, 2020, and 45,610,716 shares issued and 42,066,269 outstanding at June 30, 2019, respectively (See Note 6)	154,413	4,207
Additional paid in capital	44,441,085	43,184,984
Accumulated deficit	(47,991,578)	(46,449,128)
Total stockholders’ deficit	(3,380,760)	(3,244,617)

Total liabilities and stockholders’ deficit	$30,251	$18,668

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2020	June 30, 2019

Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	917,993	2,721,467
Development expense	35,500
Amortization expense	-	141,970
Total operating expenses	953,493	2,863,437

Loss from operations	(953,493)	(2,863,437)

Other income (expense)
Gain (loss) on change in fair value of derivative liabilities	385,367	(183,130)
Derivative liability expense	(61,396)	(341,423)
Interest expense	(323,021)	(276,087)
Gain (loss) on debt settlement/write-offs	(593,907)	2,303,147
Impairment expense	-	(407,002)
Other income	4,000	10,000
Total other income (expense)	(588,957)	1,105,505

Net loss	$(1,542,450)	$(1,757,932)

Weighted average common shares
Basic and diluted	312,626,670	22,992,865

Net loss Per Common Share –Basic and Diluted:	$(0.005)	$(0.076)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Common
	Series A		Series B		Series AA		Stock
	$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2018	13,992,340	$13,992	1,327,640	$1,328	1	$0	9,376,442	$937	$40,160,699	$(44,691,196)	$(4,514,240)

Shares issued as compensation to directors and officers							23,427,772	2,343	1,899,157		1,901,500
Shares issued for consulting services							3,233,341	323	174,177		174,500
Proceeds from sale of common stock							2,505,000	251	250,250		250,501
Shares issued for conversion of notes payable							1,985,327	199	200,855		201,054

Acquisition of TSSG							1,538,387	154	499,846		500,000
Net loss for the year ended June 30, 2019										(1,757,932)	(1,757,932)

Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

Shares issued as compensation to directors and officers							348,000,000	34,800	113,200		148,000
Shares issued for consulting services							199,850,000	19,985	178,750		198,735
Shares issued for conversion of notes payable							954,210,518	95,421	964,151		1,059,572

Net loss for the year ended June 30, 2020										(1,542,450)	(1,542,450)

Balance at June 30, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,578)	$(3,380,760)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(1,542,450)	$(1,757,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense related to intangible asset	-	141,970
Amortization of debt discounts	206,249	141,667
Stock based payments for consultants, directors, and officers	346,735	2,076,000
(Gain) loss on debt settlement/write-offs	593,907	(2,303,147)
(Gain) loss on change in fair value of derivative liabilities	(385,367)	183,130
Derivative liability expense	61,396	341,423
Impairment expense	-	407,002
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	130,832	(90,751)
Accrued compensation	336,000	160,704
Accrued interest	145,941	133,189
Net cash used in operating activities	(106,757)	(566,745)

Cash flows from financing activities:
Advance from officers	40,340	41,000
Proceed from sale of common stock	-	250,501
Proceeds from convertible notes payable	78,000	282,500
Net cash provided by financing activities	118,340	574,001

Net increase in cash	11,583	7,256

Cash at beginning of year	18,668	11,412

Cash at end of year	$30,251	$18,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,235
Income taxes	-	$-

Issuance of common stock for conversion of notes payable and accrued interest (fair value of the shares issued - $1,059,572	$333,220	$201,055
Change in fair value of derivative liability related to debt conversions	$92,444	-
Issuance of common stock for acquisition of Threat Surface Solutions Group	$-	500,000
Derivative liability attributable to debt discount on new notes payable	$48,000	282,500

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Visium Technologies, Inc., or the Company, is a Florida corporation that was originally incorporated in Nevada in October 1987. It was formerly known as Jaguar Investments, Inc. between October 1987 and May 2003, Power2Ship, Inc. between May 2003 and November 2006, Fittipaldi Logistics, Inc. between November 2006 and December 2007, and as NuState Energy Holdings, Inc. between December 2007 and March 5, 2018 when it changed its name to Visium Technologies, Inc.

The Company is focused on digital risk management, cybersecurity, and technology services for network physical security, the Cloud, mobility solutions, and the Internet of Things (“IOT”).

The Company named Mark Lucky as its Chief Executive Officer in February 2018 to provide strategic expertise in pursuing its business plans.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended June 30, 2020 we had a net loss of $1,542,450, had net cash used in operating activities of $106,757 and had negative working capital of $3,380,760. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
JUNE 30, 2020 AND 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Cox, Ross & Rubinstein Binomial Tree stock-based compensation and derivative liabilities valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2020 and 2019.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the years ended June 30, 2020 and 2019, the Company had not reached a bank balance exceeding the FDIC insurance limit.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2020 and 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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
JUNE 30, 2020 AND 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2020 of $438,553.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2020 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. This standard is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this standard effective July 1, 2019. Since the Company has not earned any revenue to date, there has been no impact to the financial statements upon adoption.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2020, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2020 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2020-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned.

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
JUNE 30, 2020 AND 2019

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU No. 2020-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”) ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative- effect adjustment to the opening balance of accumulated deficit in the fiscal year and interim period adoption. The Company has adopted ASU 2017-11 retrospectively as of January 1, 2020. The adoption of this ASU did not have any impact on its financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2020 and 2019 as their effect would be anti-dilutive. Potential common shares that would be as follows:

	For the Years ended June 30,
	2020	2019
Weighted average common shares outstanding	312,626,670	22,992,865
Effect of dilutive securities-when applicable:
Convertible promissory notes	1,014,701,330	14,604,829
Preferred Stock	13,996,767	13,996,767
Warrants	500,000	500,000
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	1,341,824,767	52,094,461

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 3: DERIVATIVE LIABILITY

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January 2020. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the $0.15 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2020 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2020 and June 30, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $385,367 and a loss of $183,130 for the years ended June 30, 2020 and 2019, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at June 30, 2020 and June 30, 2019 was $250 and $37,200, respectively. The fair value of the derivative liabilities related to the convertible debt at June 30, 2020 and June 30, 2019 is $438,303 and $807,053, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liabilities”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2020	2019
Effective exercise price	$0.00024 – $0.00039	$0.0355 - $ 0.0449
Effective market price	$0.0007	$0.0745
Expected volatility	275.5% to 338.5%	329.6% to 411.42%
Risk-free interest	0.14%	1.92% - 2.18%
Expected terms	60 - 559 days	92 - 946 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the year ended June 30, 2020 was follows:

Derivative liability at June 30, 2019	$807,053
Derivative liability reduced as a result of note conversions	(92,529)
Gain on change in fair value of derivative liabilities	(385,367)
Increase due to issuance of convertible note	109,396
Derivative liability at June 30, 2020	$438,553

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2020 and June 30, 2019 convertible debentures consisted of the following:

	June 30,
	2020	2019
Convertible notes payable	$852,962	$1,075,428
Discount on convertible notes	-	(158,333)
Convertible notes, net	852,962	917,095

Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,000,927	$1,065,060

The Company had convertible promissory notes aggregating approximately $1.0 million and $1.1 million at June 30, 2020 and June 30, 2019, respectively. The related accrued interest amounted to approximately $503,068 and $434,835 at June 30, 2020 and June 30, 2019, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00024 to $22,500 (as a result of two reverse stock splits) per share. At June 30, 2020, $841,000 of convertible promissory notes had matured, are in default and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

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

For the year ended June 30, 2020, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of		Adjustment		Conversion
	Shares	Converted	Converted	Conversion	To		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
Auctus Funds, LLC	364,978,008	$85,856	$22,167	$21,000	$313,405	$442,428	$$0.0012
FirstFire Global Opportunities Fund LLC	268,413,286	133,710	0	19,000	253,849	406,559	$0.0015
Power Up	309,918,093	48,000	2,880	0	95,388	146,268	$0.0005
Mark Lucky	10,901,131	32,900	7,707	0	23,710	64,317	$0.0059
TOTAL	954,210,518	$300,466	$32,754	$40,000	$686,351	$1,059,572	$$0.0011

The adjustment to Fair Value of $686,351 is comprised of the following:

Loss on settlement of debt	$593,907
Change in fair value of derivative liability related to debt conversions	92,444
$686,351

Covenants and Other Matters

Certain of our convertible loan agreements contain customary covenants and events of default and termination, including cross-default provisions, whereby a default under one loan and security agreement triggers a default under those certain other convertible notes. The Auctus Funds note has a provision whereby a default annual interest rate of 24% applies after the one year anniversary of the note, and the FirstFire note has a provision whereby the default annual interest rate of 15% applies after the one year anniversary of the note, both of which occurred in January, 2020.  The Auctus Funds note contains a 150% payoff provision if the note is in default, and is due and payable only when the Company receives a notice of default from the noteholder.  As of June 30, 2020 and subsequently, the Company has not received any notice of default.

Transactions

Convertible Notes Payable

In October 2019 we issued a convertible note to an investor, with a face value totaling $48,000 which generated net proceeds of $48,000. The notes bore interest at 8% and have a term of one year. This note was fully converted and retired as of June 30, 2020.

In June 2020, in exchange for net proceeds of $30,000, we amended the outstanding convertible notes held by Auctus Funds, LLC and FirstFire Global Opportunities Fund, LLC, to increase the outstanding principal balance of each note in the amount of $15,000.

Notes Payable

The Company had promissory notes aggregating $205,000 at June 30, 2020 and June 30, 2019. The related accrued interest amounted to approximately $175,000 and $159,000 at June 30, 2020 and June 30, 2019, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of June 30, 2020 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

The Company recognized interest expense on promissory notes payable of approximately $16,000 and $16,000 during the fiscal years 2020 and 2019, respectively.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2020, is as follows:

Accrued interest payable at June 30, 2019	$593,838
Interest expense on notes payable for the year ended June, 2020	116,772
Conversion of accrued interest into common stock	(32,753)
Accrued interest payable at June 30, 2020	$677,857

Interest expense for year ended June 30, 2020 was comprised of the following:

Interest expense for the year ended June 30, 2020	$116,772
Amortization of debt discount	206,249
Total interest expense for the year ended June 30, 2020	$323,021

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2020, the Company had 10,000,000,000 authorized common shares. At June 30, 2020, the Company has 1,544,793,446 common shares issued of which 1,544,126,787 were outstanding, which is net of 666,659 unvested shares issued for the restricted stock awards granted during the year. See Note 7.

Issuances of Common Stock During 2020

Convertible Notes Payable

During the fiscal year ended June 30, 2020 the Company issued 954,210,518 shares of its common stock related to the conversion of $333,220 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00041 per share. The fair value of these conversions was $1,059,572, resulting in a net loss of $593,907.

Stock Based Compensation

During the fiscal year ended June 30, 2020 the Company issued 348,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants. The shares were valued at $148,000, or $0.00043 per share, based on the share price at the time of the transactions.

During the fiscal year ended June 30, 2020 we issued 199,850,000 shares of its common stock to consultants, as compensation. The shares were valued at $0.001, the market price on the date of issuance for a total value of $198,735. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

Issuances of Common Stock During the Year ended June 30, 2019

Convertible Notes Payable

During the fiscal year ended June 30, 2019 the Company issued 1,985,327 shares of its common stock related to the conversion of $201,054 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.101 per share.

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

Series AA Convertible Preferred Stock

In March 2019, the Company authorized and issued one (1) share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our Chief Executive Officer, is the holder of the one (1) share of Series AA Convertible Preferred Stock.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2020 and 2019 is presented in the following table:

	For the Year ended
	June 30, 2020		June 30, 2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	3,544,447	$0.06	13,836,108	$0.06
Granted	-	$-	1,500,000	$0.37
Forfeited	(1,227,788)	0.06	(930,955)	0.36
Vested	(1,650,000)	$0.06	(10,861,106)	$0.08
Unvested at end of period	666,659	$0.06	3,544,447	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of June 30, 2020 was $40,000 and is expected to be recognized over a weighted average period of 0.83 years.

NOTE 8: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2020 and 2019 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:
	2020	2019
Statutory federal rate	(21.7)%	(21.0)%
State income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent differences, including stock-based compensation	8.6%	8.6%
Change in valuation allowance	16.7%	16.0%
Effective tax rate	0.0%	0.0%

At June 30, 2020 and 2019 the Company’s deferred tax assets were as follows:

	June 30, 2020	June 30, 2019
Tax benefit of net operating loss carry forward	$7,047,000	$6,961,000
Intangible	-	85,000
Total deferred tax assets	7,047,000	7,046,000

Less: valuation allowance	(7,047,000)	(7,046,000)
Net deferred tax assets	$-	$-

As of June 30, 2020, the Company had unused net operating loss carry forwards of approximately $33.6 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2038. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 8: INCOME TAXES, continued

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

The Company’s valuation allowance at June 30, 2020 and 2019 was $7,047,000 and $7,046,000, respectively. The change in the valuation allowance during the year ended June 30, 2020 was an increase of approximately $105,000. The change in the valuation allowance during the year ended June 30, 2019 was a decrease of $720,000. Effective December 22, 2018 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21.7% for the year ended June 30, 2019. Going forward the blended rate will be 25.4% for future years. The change in blended tax rate reduced the 2019 net operating loss carry forward deferred tax assets by approximately $3.3 million.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. During year ended June 30, 2020 Mr. Lucky advanced $40,340 to the Company. $102,340 in advances remain outstanding as of June 30, 2020.  Mr. Lucky is owed $11,805 for out-of-pocket expenses as of June 30, 2020, which is included on the balance sheet in Accounts payable and accrued expenses.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at June 30, 2020.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019

NOTE 10: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2020, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of June 30, 2020, we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of June 30, 2020, we have not generated any revenue related to these license agreements.

Legal Claims

In July 2018, the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the “Plaintiff”) in the Judicial District Court of Danbury, Connecticut. Plaintiff asserts that the Company failed to convert two convertible notes held by Plaintiff. The Company is vigorously contesting this claim. There are no other proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

Note 11 – Fair Value Measurement

Fair value measurements

At June 30, 2020 and 2019, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2020:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes			438,303
Derivative liability – Warrants	$-	$-	$250
Total derivative liabilities	$-	$-	$438,553

NOTE 12: SUBSEQUENT EVENTS

 In July 2020, the Company issued 155,557,900 shares of its common stock upon the conversion of principal of $27,007, and $1,431 of accrued interest on its outstanding convertible notes, valued at $0.0002 per share.

In August 2020, the Company issued 110,432,492 shares of its common stock upon the conversion of principal of $15,769, and $1,182 of accrued interest on its outstanding convertible notes, valued at $0.00017 per share.

In September 2020, the Company issued 95,958,168 shares of its common stock upon the conversion of principal of $21,599, and $681 of accrued interest on its outstanding convertible notes, valued at $0.00024 per share.

In October 2020, the Company issued 101,195,600 shares of its common stock upon the conversion of principal of $19,181, and $309 of accrued interest on its outstanding convertible notes, valued at $0.0002 per share.

In July and August 2020, 200,001 restricted shares which were previously issued to consultants have vested.

In July 2020, the Company issued 30,000,000 shares to consultants for services rendered. The share shares were valued at the market price on the date of issuance, at $0.0005/share, or $15,000.

In July 2020, the Company issued 90,000,000 shares to officers and directors as compensation. The share shares were valued at the market price on the date of issuance, at $0.0005/share, or $45,000.

