Form 10-Q
period 2020-09-30
VISIUM TECHNOLOGIES, INC.
filed 2020-11-12
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 12, 2020, was 2,610,799,157.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on September 27, 2020. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$1,936	$30,251

Total current assets	1,936	30,251

Total assets	$1,936	$30,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$438,234	$333,805
Accrued compensation	736,529	652,529
Accrued interest	701,471	677,857
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable	782,490	852,962
Notes payable	205,000	205,000
Derivative liabilities	314,221	438,553
Due to officers	96,840	102,340
Total current liabilities	3,422,750	3,411,011

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (65,000,000 shares designated, 13,992,340 shares issued and outstanding as of September 30, 2020 and June 30, 2020)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of September 30, 2020 and June 30, 2020)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2020 and June 30, 2020)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 2,026,742,014 shares issued and 2,026,275,356 shares outstanding as of September 30, 2020 and 1,544,793,446 shares issued and 1,544,126,787 outstanding at June 30, 2020 (See Note 6)	202,628	154,413
Additional paid in capital	44,698,489	44,441,085
Accumulated deficit	(48,337,251)	(47,991,578)
Total stockholders’ deficit	(3,420,814)	(3,380,760)

Total liabilities and stockholders’ deficit	$1,936	$30,251

(1) Derived from audited financial statements

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	193,196	199,058
Development expense	95,000	35,500
Total Operating Expenses	288,196	234,558

Loss from Operations	(288,196)	(234,558)

Other income (expenses):
Gain on change in fair value of derivative liabilities	124,332	278,012
Interest expense	(26,908)	(100,481)
Loss on extinguishment of debt	(154,901)	(40,414)
Total other income (expenses)	(57,477	137,117

Net loss	$(345,673)	$(97,441)

Loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,832,561,950	46,364,135

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		PreferredStock - Series B $0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,578)	$(3,380,760)

Shares issued as compensation to directors and officers							90,000,000	9,000	36,000		45,000
Shares issued for consulting services							30,200,001	3,020	23,980		27,000
Shares issued for conversion of notes payable							361,948,560	36,195	197,424		233,619
Net loss for the three months ended September 30, 2020										(345,673)	(345,673)

Balance at September 30, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	2,026,275,348	$202,628	$44,698,489	$(48,337,251)	$(3,420,814)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Preferred Stock -Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		CommonStock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

Shares issued for consulting services							483,333	48	28,952		29,000
Shares issued for conversion of notes payable							20,960,217	2,096	172,743		174,839
Net loss for the three months ended September 30, 2019										(97,441)	(97,441)

Balance at September 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	63,509,819	$6,351	$43,386,679	$(46,546,569)	$(3,138,219)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(345,673)	$(97,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	72,000	29,000
Gain on change in derivative liabilities	(124,332)	(278,012)
Loss on extinguishment of debt	154,901	40,414
Amortization of debt discount	-	71,393
Changes in operating assets and liabilities:
Accounts payable	109,379	102,448
Accrued interest	26,910	29,088
Accrued compensation	84,000	84,000
Net cash used in operating activities	(22,815)	(19,110)

Cash flows from financing activities:
Advances from (repayment to) officers	(5,500)	3,000

Net cash provided by (used in) financing activities	(5,500)	3,000

Net decrease in cash	(28,315)	(16,110)

Cash, beginning of period	30,251	18,668

Cash, end of period	$1,936	$2,558

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest (fair value of the shares issued - $233,619)	$73,768	$174,839

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the three months ended September 30, 2020 we had a net loss of $345,673, had net cash used in operating activities of $22,815, and had negative working capital of $3,420,814. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 9, 2020. The results of operations for the three months ended September 30, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2021, for example, refer to the fiscal year ending June 30, 2021.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Cox, Ross & Rubinstein Binomial Tree stock-based compensation valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets and derivative liability.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2020 and June 30, 2020.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. During the three months ended September 30, 2020 and 2019, the Company had not reached a bank balance exceeding the FDIC insurance limit.

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

The Company assessed the potential classification of its derivative financial instruments as of September 30, 2020 and June 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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
SEPTEMBER 30, 2020

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
SEPTEMBER 30, 2020

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2020, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2020 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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
SEPTEMBER 30, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU No. 2020-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of April 30, 2020. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

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

	September 30,	June 30,
	2020	2020
Weighted average common shares outstanding	1,832,561,950	312,626,670
Effect of dilutive securities-when applicable:
Convertible promissory notes	768,576,702	1,014,701,330
Preferred Stock	13,996,797	13,996,797
Warrants	500,000	500,000
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	2,615,635,449	1,341,824,767

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2020 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2020 and September 30, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $124,332 and $278,012 for the three months ended September 30, 2020 and 2019, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at September 30, 2020 and June 30, 2020 was $150 and $250, respectively. The fair value of the derivative liability related to the convertible debt at September 30, 2020 and June 30, 2020 is $314,071 and $438,303, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Three Months Ended September 30,
	2020	2019
Effective exercise price	$0.00024 - $0.00039	$0.0033 - $ 0.15
Effective market price	$0.0007	$0.006
Volatility	248.13% - 297.1%	267.4% - 373.6%
Risk-free interest	0.08% - 0.12%	1.58% - 1.90%
Terms	60-467 days	30 - 833 days
Expected dividend rate	0.00%	0.00%

Changes in the derivative liabilities during the three months ended September 30, 2020 is follows:

Derivative liability at June 30, 2020	$438,553
Gain on change in fair value of derivative liability	(124,332)
Derivative liability at September 30, 2020	$314,221

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2020 is as follows:

Accrued interest payable at June 30, 2020	$677,857
Interest expense accrued for the three months ended September 30, 2020	26,908
Conversion of accrued interest into common stock	(3,294)
Accrued interest payable at September 30, 2020	$701,471

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At September 30, 2020 and June 30, 2020 convertible debentures consisted of the following:

	September 30,	June 30,
	2020	2020
Convertible notes payable	$782,490	$852,962
Discount on convertible notes	-	-
Convertible notes, net	782,490	852,962

Convertible notes payable to ASC Recap	147,965	147,965
Total	$930,455	$1,000,927

The Company had convertible promissory notes aggregating approximately $930,000 and $1.0 million at September 30, 2020 and June 30, 2020, respectively. The related accrued interest amounted to approximately $522,000 and $501,000 at September 30, 2020 and June 30, 2020, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00024 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2020, approximately $900,000 of convertible promissory notes had matured, are in default and remain unpaid.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

For the three months ended September 30, 2020, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of		Adjustment		Conversion
	Shares	Converted	Converted	Conversion	To		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
Auctus Funds, LLC	312,948,560	$55,748	$3,294	$3,751	$136,526	$199,319	$$0.00064
FirstFire Global Opportunities Fund LLC	49,000,000	14,725	-	1,200	18,375	34,300	$0.00070
TOTAL	361,948,560	$70,473	$3,294	$4,951	$154,901	$233,619	$$0.00064

The adjustment to Fair Value column represents additional paid-in capital recorded with the conversion based on the fair value of the shares issued upon partial conversion of the note at the time of conversion. The adjustment to fair value on each conversion resulted in a loss on extinguishment of debt.

Covenants and Other Matters

Certain of our convertible loan agreements contain customary covenants and events of default and termination, including cross-default provisions, whereby a default under one loan and security agreement triggers a default under those certain other convertible notes. The Auctus Funds note has a provision whereby a default annual interest rate of 24% applies after the one year anniversary of the note, and the FirstFire note has a provision whereby the default annual interest rate of 15% applies after the one year anniversary of the note, both of which occurred in January, 2020.  The Auctus Funds note contains a 150% payoff provision if the note is in default, and is due and payable only when the Company receives a notice of default from the noteholder.  As of September 30, 2020 and subsequently, the Company has not received any notice of default.

Notes Payable

The Company had promissory notes aggregating $205,000 at September 30, 2020 and June 30, 2020, respectively. The related accrued interest amounted to approximately $179,000 and $175,000 at September 30, 2020 and June 30, 2020, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of September 30, 2020 have matured, are in default, and remain unpaid.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2020, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Three Months Ended September 30, 2020

Convertible Notes Payable

During the three months ended September 30, 2020 the Company issued 361,948,560 shares of its common stock related to the conversion of $73,768 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00064 per share. The conversions were recorded at fair value or at $233,619.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Stock Based Compensation

During the three months ended September 30, 2020 the Company issued 90,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $45,000, or $0.0005 per share, based on the share price at the time of the transactions.

During the three months ended September 30, 2020 30,200,001 shares of its $0.0001 par value common stock vested to three consultants, as compensation under three separate consulting agreements. The shares were valued at $27,000, or $0.00096 per share.

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

Common Stock Warrants

In January 2019, we issued 500,000 warrants with a three year life and a conversion price of $0.15 per share. These warrants have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2020 and changes during the three months ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	-
Granted due to repricing	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	500,000	$0.15

Warrants exercisable at end of period	500,000	$0.15

Weighted average fair value of warrants granted during the period		$2,950

The following table summarizes information about common stock warrants outstanding at September 30, 2020:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30,2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30,2020	Weighted Average Exercise Price
$0.15	500,000	1.28 Years	$0.15	500,000	$0.15
	500,000	1.28 Years	$0.15	500,000	$0.15

NOTE 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2020 and June 30, 2020 is presented in the following table:

	For the Three months ended
	September 30, 2020
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	666,659	$0.06
Granted	-	$-
Forfeited	-	-
Vested	(200,000)	$0.06
Unvested at end of period	466,659	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2020 was $28,000 and is expected to be recognized over a weighted average period of 0.58 years. The recognition of expense related to vested shares is accounted for as stock-based consulting expense.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Financial Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2020 there was $96,840 outstanding of such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2020, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of September 30, 2020 we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 5%, respectively. As of September 30, 2020 we have not generated any revenue related to these license agreements.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 10 – FAIR VALUE MEASUREMENT

Fair value measurements

At September 30, 2020 and June 30, 2020, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2020 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2020:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$314,071
Derivative liability – Warrants		-		-	150
Total derivative liability		$-		$-	$314,221

NOTE 11: SUBSEQUENT EVENTS

In October 2020, the Company entered into a securities purchase agreement with three individual investors pursuant to which the Company issued to each Investor an 8% Unsecured Promissory Note, (collectively the “Notes”) in the total aggregate principal amount of $225,000 in exchange for $225,000 cash and 135,000,000 shares of restricted common stock of the Company, par value $0.0001 in the aggregate.

 In October 2020 our consultants vested 66,667 shares of our $0.0001 par value common stock, valued at $4,000, or at an average price per share of $0.06

In October 2020, the Company repaid and satisfied in full the convertible notes payable to Auctus Funds, LLC and FirstFire Global Opportunities Fund, LLC.

In October 2020, the Company issued 101,195,600 shares of its common stock upon the conversion of principal of $19,181, and $309 of accrued interest on its outstanding convertible notes, valued at $0.0002 per share.

In October 2020, two warrant holders exercised 206,781,370 warrants on a cashless basis and received 191,195,600 shares of common stock and 13,492,747 shares were used to cover the exercise price.

In November 2020, two warrant holders exercised 168,218,630 warrants on a cashless basis and received 157,065,934 shares of common stock and 11,152,696 shares were used to cover the exercise price.

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

In March 2020, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive.

Employees

At November 12, 2020, we had 3 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.
RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2020 and 2019

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2020	in % 2020
	2020	2019	vs 2019	vs 2019
Operating expenses:
Selling, general and administrative	$193,196	$199,058	$(5,862)	(2.9)%
Development expense	95,000	35,500	59,500	167.6%
Total operating expenses	288,196	234,558	53,638	22.9%

Operating loss	(288,196)	(234,558)	53,638	22.9%

Other expense:
Gain on change in fair value of derivative liabilities	124,332	278,012	(153,680)	(55.3)%
Loss on extinguishment of debt	(154,901)	(40,414)	(114,487)	283.3%
Interest expense	(26,908)	(100,481)	73,573	(73.2)%
	(57,477)	137,117	(194,594)	(141.9)%

Net loss	$(345,673)	(97,441)	$(248,232)	(254.8)%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2020, selling, general and administrative expenses were $193,196 as compared to $199,058 for the three months ended September 30, 2019, a decrease of $5,862 or approximately 2.9%. For the three months ended September 30, 2020 and 2019 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	September 30,		Increase/
	2020	2019	Decrease	% Change
Accounting expense	$22,950	$23,012	$(62)	(0.3%
Consulting fees	-	30,000	(30,000)	(100.0)%
Salaries	84,000	84,000	-	0.0%
Legal and professional fees	10,500	7,060	3,440	48.7%
Travel expense	-	8,784	(8,784)	(100.0)%
Occupancy expense	-	1,431	(1,431)	(100.0)%
Telephone expense	900	900	-	0.0%
Website expense	651	660	(9)	(1.4)%
Marketing Expense	-	9,948	(9,948)	(100.0)%
Stock based consulting expense	27,000	29,000	(2,000)	(6.9)%
Stock based compensation	45,000	-	45,000	148.3%
Other	2,195	4,263	(2,068)	(48.5)%
	$193,196	$199,058	$(5,862)	(2.9)%

The decrease in selling, general and administrative expenses during fiscal Q1 of 2020, when compared with the prior year, is primarily due to a decrease in consulting expense of $30,000, travel expense of $8,748, and marketing expense of $9,948, offset primarily by an increase in stock based compensation of $45,000.

We believe that our selling, general, and administrative expenses will increase as we increase our business activity over the remainder of fiscal 2020.

Development Expense

	Three-Months Ended
	September 30,		%
	2020	2019	Change
Development expense	$95,000	$35,500	$167.6

Development expense represents the expense of further enhancing and commercializing CyGraph. We believe that our development expense will continue at a lower expense rate for the remainder of fiscal 2020.

Interest Expense

	Three-Months Ended
	September 30,		%
	2020	2019	Change
Interest expense	$26,908	$100,481	$(73.2)%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The decrease in interest expense during the three-month period ended September 30, 2020 is primarily due to the decrease in discount amortization expense of $85,000 and by lower balances of interest-bearing promissory notes during the three-month period ending September 30, 2020 when compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	September 30, 2020	June 30, 2020
Cash	$1,936	$30,251
Accounts payable and accrued expenses	438,234	333,805
Accrued compensation	736,529	652,529
Notes, convertible notes, and accrued interest payable	$1,836,926	$1,883,784

At September 30, 2020 and June 30, 2020, our total assets consisted of cash.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2021. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $22,815 and $19,110 during the thee-month periods ended September 30, 2020 and 2019, respectively, and has a working capital deficit of approximately $3.4 million and $3.4 million at September 30, 2020 and June 30, 2020, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Capital Raising Transactions

None

Other outstanding obligations at September 30, 2020

Convertible Notes Payable

The Company had convertible promissory notes aggregating $782,000 outstanding at September 30, 2020. The accrued interest amounted to approximately $521,600 as of September 30, 2020. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00024 and $0.15 per share, at the holders’ option. At September 30, 2020, approximately $752,000 of the promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at September 30, 2020. The related accrued interest amounted to approximately $179,000 at September 30, 2020. The Notes Payable bear interest at a rate of 16% per annum. Interest is payable monthly. All promissory notes have matured as of September 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2020, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at September 30, 2020 the Company is not the subject of, or party to, any pending or threatened, legal actions.

In July 2019 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the plaintiff) in the Judicial District Court of Danbury, Connecticut. The plaintiff asserts that the Company failed to convert two convertible notes held by the Plaintiff. The Company is vigorously contesting this claim.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 28, 2020, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020 the Company issued 20,960,217 shares of its common stock related to the conversion of $90,212 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0043 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended September 30, 2020 the Company issued 483,333 shares of its $0.0001 par value common stock to two consultants, as compensation under two separate consulting agreements. The shares were valued at $29,000, or $0.06 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark Lucky
November 12, 2020		Mark Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
November 12, 2020		Mark Lucky
CFO, principal accounting officer

