Form 10-Q
period 2020-12-31
VISIUM TECHNOLOGIES, INC.
filed 2021-02-16
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 12, 2021, was 2,745,849,167.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our registration statement on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on October 9, 2020. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our Form 10-K.

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$50,492	$30,251

Total current assets	50,492	30,251

Total assets	$50,492	$30,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$387,890	$333,805
Accrued compensation	789,029	652,529
Accrued interest	714,323	677,857
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable	742,600	852,962
Notes payable , net of discount	452,100	205,000
Derivative liabilities	988,047	438,553
Due to officers	-	102,340
Total current liabilities	4,221,954	3,411,011

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (65,000,000 shares designated, 13,992,340 shares issued and outstanding as of December 31, 2020 and June 30, 2020)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of December 31, 2020 and June 30, 2020)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2020 and June 30, 2020)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 2,701,199,148 shares issued and 2,700,932,491 shares outstanding as of December 31, 2020 and 1,544,793,446 shares issued and 1,544,126,787 outstanding at June 30, 2020 (See Note 7)	270,093	154,413
Additional paid in capital	45,048,181	44,441,085
Accumulated deficit	(49,505,056)	(47,991,578)
Total stockholders’ deficit	(4,171,462)	(3,380,760)

Total liabilities and stockholders’ deficit	$50,492	$30,251

(1) Derived from audited financial statements
See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	168,515	215,706	361,711	414,764
Development expense	10,994	-	105,994	35,500
Total Operating Expenses	179,509	215,706	467,705	450,264

Loss from Operations	(179,509)	(215,706)	(467,705)	(450,264)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(673,826)	207,556	(549,494)	485,568
Derivative liability expense	-	(61,396)	-	(61,396)
Gain (loss) on extinguishment of debt	(53,963)	(58,407)	(208,864)	(98,821)
Warrant exercise expense	(211,411)	-	(211,411)	-
Interest expense	(49,096)	(98,794)	(76,004)	(199,275)
Total other income (expenses)	(988,296)	(11,041)	(1,045,773)	126,076

Net loss	$(1,167,805)	$(226,747)	$(1,513,478)	$(324,188)

Loss per common share basic and diluted	$(0.001)	$(0.003)	$(0.001)	$(0.005)

Weighted average common shares outstanding – basic and diluted	2,142,394,543	81,3346,603	1,929,418,649	63,855,369

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020
(UNAUDITED)

For the three months ended December 31, 2020

	Preferred Stock -Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock -Series AA$ 0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2020	13,992,340	13,992	1,327,670	$1,328	1	$0	2,026,275,348	$202,628	$44,698,489	$(48,337,251)	$(3,420,814)

Shares issued for consulting services							200,000	20	11,980		12,000
Commitment shares issued pursuant to financings							225,000,000	22,500	110,529		133,029
Shares issued for conversion of notes payable							101,195,600	10,120	50,598		60,718
Shares issued for exercise of warrants							348,261,534	34,826	176,585		211,411
Net loss for the three months ended December 31, 2020										(1,167,805)	(1,167,805)
Balance at December 31, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,700,932,482	$270,093	$45,048,181	$(49,505,056)	$(4,171,462)

For the six months ended December 31, 2020

	Preferred Stock -Series A $0.001 Par Value		Preferred Stock -Series B$ 0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,578)	$(3,380,760)

Shares issued for consulting services							30,400,000	3,040	35,960		39,000
Shares issued as compensation							90,000,000	9,000	36,000		45,000
Commitment shares issued pursuant to financings							225,000,000	22,500	110,529		133,029
Shares issued for conversion of notes payable							463,144,160	46,314	248,022		294,336
Shares issued for exercise of warrants							348,261,534	34,826	176,585		211,411
Net loss for the six months ended December 31, 2020										(1,513,478)	(1,513,478)
Balance at December 31, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,700,932,482	$270,093	$45,048,181	(49,505,056)	$(4,171,462)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019
(UNAUDITED)

For the three months ended December 31, 2019

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	63,509,820	$6,351	$43,386,679	$(46,546,569)	$(3,138,219)

Shares issued for consulting services							10,483,333	1,048	62,951		64,000
Shares issued as compensation							8,000,000	800	27,200		28,000
Shares issued for conversion of notes payable							31,856,990	3,186	126,852		130,038
Net loss for the three months ended December 31, 2019										(226,747)	(226,747)

Balance at December 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	113,850,143	$11,385	$43,603,682	$(46,773,316)	$(3,142,928)

For the six months ended December 31, 2019

	Preferred Stock -Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,189,121	$(46,449,128)	$(3,244,617)

Shares issued for consulting services							10,966,667	1,096	91,904		93,000
Shares issued as compensation							8,000,000	800	27,200		28,000
Shares issued for conversion of notes payable							52,817,207	5,282	299,595		304,877
Net loss for the six months ended December 31, 2019										(324,188)	(324,188)

Balance at December 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	113,850,143	$11,385	$43,603,682	$(46,773,316)	$(3,142,928)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-month period ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,513,478)	$(324,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	84,000	121,000
Amortization of debt discount	20,128	140,736
Warrant exercise expense	211,411	-
(Gain) loss on change in fair value of derivative liability	549,494	(485,568)
Derivative liability expense	-	61,396
Loss on extinguishment of debt	208,864	98,821
Changes in operating assets and liabilities:
Accounts payable	87,698	62,610
Accrued interest	36,466	58,530
Accrued compensation	136,500	168,000
Net cash used in operating activities	(178,917)	(98,663)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	-	42,500
Repayment of convertible notes payable	(18,879)	-
Proceeds from notes payable	320,377	-
Advances from officers	(102,340)	37,900

Net cash provided by financing activities	199,158	80,400

Net increase (decrease) in cash	20,241	(18,263)

Cash, beginning of period	30,251	18,668

Cash, end of period	$50,492	$405

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,807	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$93,256	$304,877

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1: ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

Visium Technologies, Inc. (“Visium”) was incorporated in Nevada as Jaguar Investments, Inc. in October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007. In October 2015 the Company redomiciled from Nevada and became a Florida corporation. In March 2018 the Company changed its name to Visium Technologies, Inc.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the six months ended December 31, 2020 we had a net loss of $1,513,478, had net cash used in operating activities of $178,917, and had negative working capital of $4,171,462. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 9, 2020. The results of operations for the six months ended December 31, 2020, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2020 and June 30, 2020.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. At December 31, 2020 and June 30, 2020, the Company had not reached a bank balance exceeding the FDIC insurance limit.

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

The Company assessed the potential classification of its derivative financial instruments as of December 31, 2020 and June 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
DECEMBER 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU No. 2020-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete, but a reasonable estimate can be determined. The Company has recorded a provisional amount which it believes is a reasonable estimate of the effects of the Act on the Company’s financial statements as of December 31, 2020. Technical corrections or other forthcoming guidance could change how the Company interprets provisions of the Act, which may impact its effective tax rate and could affect its deferred tax assets, tax positions and/or its tax liabilities.

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

	December 31,	December 31,
	2020	2019
Weighted average common shares outstanding	1,929,418,649	63,855,369
Effect of dilutive securities-when applicable:
Convertible promissory notes	154,979,834	91,175,099
Preferred Stock	13,996,767	13,996,767
Warrants	-	500,000
Adjusted weighted-average shares and assumed conversions	2,098,395,250	169,527,235

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3: DERIVATIVE LIABILITIES

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January 2019. These warrants had price protection provisions that allowed for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the $0.15 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculated a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Those warrants which included price protection provisions were fully exercised on a cashless basis in the fiscal quarter ended December 31, 2020 by the issuance of 348,261,534 shares. There are currently no outstanding warrants that give rise to a derivative liability.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2020 and December 31, 2019 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $549,494 and a gain of $485,568 for the six months ended December 31, 2020 and 2019, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at December 31, 2020 and June 30, 2020 was $0 and $37,200, respectively. The fair value of the derivative liability related to the convertible debt at December 31, 2020 and June 30, 2020 is $988,047 and $438,553, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Six Months Ended December 31,
	2020	2019
Effective exercise price	$0.00125 - $ 0.00179	$0.494 - 0.616
Effective market price	$.0076	$0.1014
Volatility	352.72%	204.78%
Risk-free interest	0.08%	2.56%
Terms	60	30 days
Expected dividend rate	0.00%	0.00%

Changes in the derivative liabilities during the six months ended December 31, 2020 is follows:

Derivative liability at June 30, 2020	$438,553
Loss on change in fair value of derivative liability	549,494
Derivative liability at December 31, 2020	$988,047

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2020 is as follows:

Accrued interest payable at June 30, 2020	$677,857
Interest expense accrued for the six months ended December 31, 2020	55,876
Cash paid for accrued interest	(15,807)
Conversion of accrued interest into common stock	(3,603)
Accrued interest payable at December 31, 2020	$714,323

Interest expense for the six months ended December 31, 2020 was comprised of the following:

Interest expense for the six months ended December 31, 2020	$55,876
Amortization of debt discount on notes payable	31,123
Total interest expense for the six months ended December 31, 2020	$76,004

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At December 31, 2020 and June 30, 2020 convertible debentures consisted of the following:

	December 31,	June 30,
	2020	2020
Convertible notes payable	$742,600	$852,962

Convertible notes payable to ASC Recap	147,965	147,965
Total	$890,565	$1,000,927

The Company had convertible promissory notes aggregating approximately $742,600 and $853,000 at December 31, 2020 and June 30, 2020, respectively. The related accrued interest amounted to approximately $541,000 and $501,000 at December 30, 2020 and June 30, 2020, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0012 to $22,500 per share, as a result of the two reverse stock splits. At December 31, 2020, $742,600 of convertible promissory notes had matured, are in default and remain unpaid.

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

For the six months ended December 31, 2020, the following summarizes the conversion of debt for common shares:

		Amount			Adjustment		Conversion
	Shares	Converted		Conversion	to		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
FirstFire Global Opportunities Fund LLC	49,000,000	$14,725	$-	$1,200	$18,375	$34,300	$0.0003
Auctus Funds, LLC	414,144,160	74,928	3,603	4,500	177,005	260,036	$0.0002
TOTAL	463,144,160	$89,653	$3,603	$5,700	$195,380	$294,336	$0.00022

The adjustment to Fair Value column represents additional paid-in capital recorded with the conversion based on the fair value of the shares issued upon partial conversion of the note at the time of conversion. The adjustment to fair value on each conversion resulted in a loss on extinguishment of debt.

Notes Payable

The Company had promissory notes aggregating $580,000 and $205,000 at December 31, 2020 and June 30, 2020, respectively. The related accrued interest amounted to approximately $188,397 and $175,000 at December 31, 2020 and June 30, 2020, respectively. The notes payable bear interest at rates ranging from 8% to 16% per annum. As of December 31, 2020, promissory notes totaling $205,000 have matured, are in default, and remain unpaid.

On October 21, 2020, the Company entered into a securities purchase agreement with three individual investors pursuant to which the Company issued to each Investor an 8% Unsecured Promissory Note, in the total aggregate principal amount of $225,000 in exchange for $225,000 cash and 135,000,000 shares of restricted common stock of the Company, par value $0.0001 in the aggregate. The Notes were funded by the Investors on October 21, 2020. The Note matures 12 months after the date of issuance. The Company recorded a discount on notes payable related to this transaction of $59,559, based on the relative fair value of the shares issued.

On November 23, 2020, the Company entered into a securities purchase agreement with Labrys Fund, LP, a Delaware limited partnership pursuant to which Labrys purchased a self-amortizing promissory note in the principal amount of $150,000 for $135,000. Pursuant to the Purchase Agreement, the Company issued Labrys 90,000,000 shares of the Company’s common stock as a condition to closing. The Note includes a 10% original issuance discount, bears interest at 12% per year and matures on November 23, 2021. The Note is to be repaid in nine equal installments in the amount of $16,800 per month, with the first payment due 90 calendar days from the issuance date of the Note. The Company has the right to accelerate payments or prepay the Note in full without prepayment penalty. In the event of default, Labrys has the right to convert the amount of any missed payment into shares of the Company’s common stock at the price equal to 105% of the closing bid price on the day prior to the issuance of such conversion notice. The Company recorded a discount on notes payable related to this transaction of $88,469.

A recap of loan discount amortization for the six months ended December 31, 2020 is as follows:

	October 2020
	Notes	Labrys	Total
Original discount	$59,559	$88,469	$148,028
Amortization	$(11,528)	(8,600)	(20,128)
Unamortized discount as of December 31, 2020	$48,031	$79,869	$127,900

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2020, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Six Months Ended December 31, 2020

Convertible Notes Payable

During the six months ended December 31, 2020 the Company issued 463,144,160 shares of its common stock related to the conversion of $294,336 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0002 per share.  The conversions were recorded at fair value or at $294,336.

Stock Based Compensation

During the six months ended December 31, 2020 we issued 30,400,000 shares of its common stock to consultants, as compensation. The shares were valued at $0.00128, the market price on the date of issuance for a total value of $39,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

During the six months ended December 31, 2020 the Company issued 90,000,000 shares of its $0.0001 par value common stock were issued to our Directors, as compensation for services rendered. The shares were valued at $45,000, or $0.0005 per share.

Warrant Exercises

During the six months ended December 31, 2020 we issued 348,261,534 shares of its common stock pursuant to the cashless exercise of outstanding warrants. The Company recognized an expense of $211,411 associated with the issuance of additional warrant shares related to this exercise.

Funding

During the six months ended December 31, 2020 we issued 225,000,000 shares of its common stock as commitment shares related to two financing transactions that raised an aggregate $360,000.

Issuances of Common Stock During the Six Months Ended December 31, 2019

Convertible Notes Payable

During the six months ended December 31, 2019 the Company issued 52,817,207 shares of its common stock related to the conversion of $304,877 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00249 per share.  The conversions were recorded at fair value or at $410,077.

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
DECEMBER 31, 2020

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

Common Stock Warrants

In January 2019 we issued 500,000 warrants with a three year life and a conversion price of $0.15 per share. These warrants had price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The warrant holders exercised all of their warrants on a cashless basis, during the three months ended December 31, 2020. Due to the price protection features of these warrants, the Company issued 374,500,000 warrant shares to these warrant holders, which

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2020 and changes during the six months ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	-	-
Granted due to repricing	374,500,000	0.0002
Exercised	(348,261,534)	0.0002
Forfeited	(26,738,466)	0.0002
Balance at end of period	-	$-

Warrants exercisable at end of period	-	$-

Weighted average fair value of warrants granted due to repricing during the period		$74,900

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2020 is presented in the following table:

	For the six months ended
	December 31, 2020
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	666,659	$0.06
Granted	-	$-
Forfeited	-	-
Vested	(400,000)	$0.06
Unvested at end of period	266,659	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2020 was $16,000 and is expected to be recognized over a weighted average period of 0.33 years.

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2020 there were no such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2020, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of December 31, 2020 we have not generated any revenue related to these license agreements.

Our license agreement with The MITRE Corporation includes a provision for a royalty payment on revenues collected of 6%. As of December 31, 2020 we have not generated any revenue related to this license agreement.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9: COMMITMENTS AND CONTINGENCIES, continued

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

In January 2021 the Company won a dismissal of an involuntary bankruptcy petition that was filed against the Company in the Southern District Court of Florida on December 30, 2020, which had been brought by three parties, (i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Mgmt LLC (collectively the "Petitioning Creditors").

The Court ruled in Visium's favor, dismissing the involuntary bankruptcy petition and allowing Visium to file a motion with the Court seeking compensatory and punitive damages. In addition, Visium plans to file an affidavit of fees and costs incurred in connection with Visium's defense of the Involuntary Petition.

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

NOTE 10 – FAIR VALUE MEASUREMENT

Fair value measurements

At December 31, 2020 and 2019, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

NOTE 10 – FAIR VALUE MEASUREMENT, continued

At December 31, 2020 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2020:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$		$$988,047
Total derivative liability	$-	$-	$988,047

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 11: SUBSEQUENT EVENTS

On January 12, 2021, the Company entered into a Securities Purchase Agreement with Labrys Fund, LP, a Delaware limited partnership pursuant to which the Investor purchased a promissory note in the principal amount of $200,000 for a purchase price of $190,000. Pursuant to the Purchase Agreement, the Company issued to the Investor a warrant to purchase 22,172,949 shares of the Company’s common stock as a condition to closing.

The Note reflects a $10,000 original issuance discount, bears interest at 8% per year and matures on January 12, 2022. The Note includes an interim payment of $26,000, payable to the Investor on July 12, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.005 per share, subject to adjustment as provided therein.

The Warrant is exercisable for a term of two-years from the date of issuance, at an exercise price equal to 110% of the closing price of the Company’s common stock on the date of issuance, subject to adjustment as provided therein. The Warrants provide for cashless exercise to the extent that the market price (as defined therein) of one share of the Company’s common stock is greater than the exercise price of the Warrant.

In January 2021 our consultants vested 66,676 shares of our $0.0001 par value common stock, valued at $4,000, or at an average price per share of $0.06

In January 2021 the Company won a dismissal of an involuntary bankruptcy petition that was filed against the Company in the Southern District Court of Florida on December 30, 2020, which had been brought by three parties, (i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Mgmt LLC (collectively the "Petitioning Creditors"). The Court ruled in Visium's favor, dismissing the involuntary bankruptcy petition and allowing Visium to file a motion with the Court seeking compensatory and punitive damages. In addition, Visium plans to file an affidavit of fees and costs incurred in connection with Visium's defense of the Involuntary Petition.

The Company has submitted a Corporate Action to amend the Company’s articles of incorporation, which includes a sixty (60) for one reverse stock split, and a reduction of the Company’s authorized common shares from ten billion (10,000,000,000) to two billion (2,000,000,000). The Company is waiting for approval from FINRA for these Corporate Actions.

In February 2021, the Company issued 44,850,000 shares of its common stock upon the conversion of principal of $51,888.75, and $18,000 of accrued interest on its outstanding convertible notes, valued at $0.001575 per share.

In February 2021, the Company issued a promissory note to Labrys Fund, LP, in the principal amount of $500,000 for a purchase price of $475,000. The Note bears interest at 8% per year, and includes an interim payment of $26,000, payable to the Investor on July 12, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.02 per share, subject to adjustment as provided therein. Pursuant to the agreement, the Company issued to the Investor a two-year warrant to purchase 12,500,000 shares of the Company’s common at an exercise price of $0.02 per share.

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

Key Corporate Developments for the Quarter Ended December 31, 2020

Securities Purchase Agreement and Promissory Notes

On October 21, 2020, we entered into a securities purchase agreement (the “SPA”) with two individual investors (the "Investors") pursuant to which the Company issued to each Investor an 8% Unsecured Promissory Note, (collectively the “Notes”) in the total aggregate principal amount of $150,000 in exchange for $150,000 cash and 90,000,000 shares of restricted common stock of the Company, par value $0.0001 in the aggregate. The Notes were funded by the Investors on October 21, 2020. The Note proceeds will be used by the Company to pay off in full two convertible notes and for general working capital purposes. The SPA includes customary representations, warranties and covenants. The Note matures 12 months after the date of issuance.

Securities Purchase Agreement and Promissory Note with Labrys Fund, L.P.

On November 23, 2020, we entered into that certain Securities Purchase Agreement (the “Purchase Agreement”) with Labrys Fund, LP, a Delaware limited partnership (“Labrys”) pursuant to which Labrys purchased a self-amortizing promissory note made by the Company in favor of Labrys (the “Note”) in the principal amount of $150,000 (the “Principal Amount”) for $135,000 in immediately available funds (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued Labrys 90,000,000 shares of the Company’s common stock (the “Shares”) as a condition to closing. The closing of the Purchase Agreement occurred on November 25, 2020, with the Purchase Price funded to the Company on such date.

Employees

At February 13, 2020, we had 4 full time employees. We currently outsource significant development work to contractors.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383. We currently operate in a virtual office arrangement.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.
RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 2020 and 2019

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating expenses:
Selling, general and administrative	$168,515	$215,706	$361,711	$414,764
Development expense	10,994	-	105,994	35,500
Total Operating Expenses	179,509	215,706	467,705	450,264

Loss from Operations	(179,509)	(215,706)	(467,705)	(450,264)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(673,826)	207,556	(549,494)	485,568
Derivative liability expense	-	(61,396)	-	(61,396)
Warrant exercise expense	(211,411)	-	(211,411)	-
Gain (loss) on extinguishment of debt	(53,963)	(58,407)	(208,864)	(98,821)
Interest expense	(49,096)	(98,794)	(76,004)	(199,275)
Total other income (expenses)	(988,296)	(11,041)	(1,045,773)	126,076

Net loss	$(1,167,805)	$(226,747)	$(1,513,478)	$(324,188)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2020

For the six months ended December 31, 2020, selling, general and administrative expenses were $348,329 as compared to $414,764 for the six months ended December 31, 2019. For the six-month periods ended December 31, 2020 and 2019 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,
	2020	2019
Accounting expense	$39,988	$29,734
Consulting fees	10,000	30,000
Salaries	168,000	168,000
Legal and professional fees	36,060	16,550
Travel expense	1,086	9,786
Occupancy expense	15	3,137
Telephone expense	1,800	1,800
Marketing expense	500	8,199
Website expense	1,563	1,531
Investor relations expense	10,000	20,000
Stock based compensation	84,000	121,000
Other	8,699	5,027
	$361,711	$414,764

The decrease in selling, general and administrative expenses of $53,053 during fiscal 2020, when compared with the prior year, is primarily due to a decrease in stock-based compensation of $37,000, lower legal and consulting fees of $20,000, and lower travel expense of $8,700, offset by higher legal and professional fees of $19,510, and higher accounting expense of $10,254.

We believe that our selling, general, and administrative expenses will remain steady as we increase our business activity over the remainder of 2020, but anticipate incurring lower legal and consulting expenses.

Development Expense

	Six-Months Ended
	December 31,		%
	2020	2019	Change
Development expense	$105,994	$35,500	199%

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2021.

Derivative Liability Expense

	Six-Months Ended
	December 31,		%
	2020	2019	Change
Derivative liability expense	$-	$61,396	100%

Derivative liability expense represents the expense related to our convertible notes payable issued in October 2020 that include variable conversion features.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2020	2019	Change
Gain (loss) on change in fair value of derivative liabilities	$(549,494)	$485,568	350.0%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Six-Months Ended
	December 31,		%
	2020	2019	Change
Interest expense	$76,004	$199,275	78.6%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the six months ended December 31, 2020 due to lower debt discount amortization as compared to the prior year period.

Gain (Loss) on Extinguishment of Debt

	Six-Months Ended
	December 31,		%
	2020	2019	Change
Loss on extinguishment of debt	$(208,864)	$(98,821)	(968.3)%

The loss on settlement of debt is related to the difference between the conversion price used when convertible notes are converted into common and the share price on the date of the conversion.

Three Month Period Ended December 31, 2020

For the three months ended December 31, 2020, selling, general and administrative expenses were $168,511 as compared to $215,706 for the three months ended December 31, 2019. For the three months ended December 31, 2020 and 2019 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,
	2020	2019
Accounting expense	$17,038	$972
Consulting fees	10,000	5,750
Salaries	84,000	84,000
Legal and professional fees	25,560	9,490
Travel expense	1,086	1,002
Occupancy expense	15	1,706
Telephone expense	900	900
Marketing expense	500	(1,749
Website expense	912	871
Investor relations expense	10,000	20,000
Stock based compensation	12,000	92,000
Other	6,504	764
	$168,511	$215,706

The decrease in selling, general and administrative expenses of $47,191 during the fiscal quarter ended December 31, 2020, when compared with the prior year period , is primarily due to a decrease in stock-based compensation of $80,000, and lower investor relations expense of $10,000, offset by higher legal and professional fees of $16,070, higher accounting expense of $16,066, and higher consulting fees of $4,250.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2020	2019	Change
Gain (loss) on change in fair value of derivative liabilities	$(673,826)	$207,556	(425.6)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	December 31,		%
	2020	2019	Change
Interest expense	$49,096	$98,794	(39.2)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the three months ended December 31, 2020 due to lower principal balances and lower debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31, 2020	June 30, 2020
Cash	$50,492	$30,251
Accounts payable and accrued expenses	387,890	333,805
Accrued compensation	789,029	652,529
Notes, convertible notes, and accrued interest payable	$2,056,988	$1,833,784

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $178,918 and $98,663 during the six-month periods ended December 31, 2020 and 2019, respectively, and has a working capital deficit of approximately $4.2 million and $3.4 million at December 31, 2020 and June 30, 2020, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2020

Net cash used in operations during the six months ended December 31, 2020 increased by approximately $80,000 or 81% from the same period during fiscal year 2019. The increase in cash used in operations is primarily due to the increase in consulting and business development expense and cash paid for legal and professional fees. This cash was obtained through the sale of four promissory notes that netted the Company $360,000.

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

Capital Raising Transactions

Issuance of promissory notes payable

We generated net proceeds of $360,000 from the issuance of four promissory notes payable and 225,000,000 shares or restricted common stock during the six-month period ended December 31, 2020.

Other outstanding obligations at December 31, 2020

Convertible Notes Payable

The Company had convertible promissory notes aggregating $742,600 outstanding at December 31, 2020. The accrued interest amounted to approximately $541,000 as of December 31, 2020. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $0.60 per share, at the holders’ option. At December 31, 2020, all convertible promissory notes have matured and are in default.

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

Notes Payable

The Company had promissory notes aggregating $580,000 at December 31, 2020. The related accrued interest amounted to approximately $188,400 at December 31, 2020. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2020, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at December 31, 2020 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on October 9, 2020, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2020 the Company issued 463,144,160 shares of its common stock related to the conversion of $93,256 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00265 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended December 31, 2020 the Company issued 30,400,000 shares of its $0.0001 par value common stock to three consultants, as compensation. The shares were valued at $39,000, or $0.00128 per share.

During the six months ended December 31, 2020 the Company issued 90,000,000 shares of its $0.0001 par value common stock to one of its directors as compensation for services rendered. The shares were valued at $45,000, or $0.0005 per share.

During the six months ended December 31, 2020 the Company issued 348,261,583 shares of its $0.0001 par value common stock pursuant to the cashless exercise of warrants. The warrant shares were valued at $211,411, or 0.00061 per share.

During the six months ended December 31, 2020 the Company issued 225,000,000 shares of its $0.0001 par value common stock to four investors as commitment shares pursuant to the issuance of promissory notes.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

Securities Purchase Agreement and Promissory Note with Labrys Fund, L.P.

On February 8, 2021, we entered into that certain Securities Purchase Agreement (the “February 2021 Purchase Agreement”) with Labrys pursuant to which Labrys purchased a promissory note made by the Company in favor of Labrys (the “February 2021 Note”) in the principal amount of $500,000 (the “Principal Amount”) for $475,000 in immediately available funds. Pursuant to the Purchase Agreement, the Company issued Labrys a warrant to purchase 12,500,000 shares of the Company’s common stock as a condition to closing. The closing of the February 2021 Purchase Agreement occurred on February 10, 2021, with the purchase price funded to the Company on such date.

The February 2021 Note, which reflects a $25,000 original issuance discount, bears interest at 8% per year and matures on January 12, 2022 (the “Maturity Date”). The Note includes an interim payment of $65,000, payable to the Investor on August 8, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.005 per share, subject to adjustment as provided therein.

The Warrant is exercisable for a term of two-years from the date of issuance, at an exercise price of $0.02, subject to adjustment as provided therein. The Warrants provide for cashless exercise to the extent that the market price (as defined therein) of one share of the Company’s common stock is greater than the exercise price of the Warrant.

The foregoing descriptions of the Purchase Agreement, the Note and the Warrant do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, the Note and the Warrant, copies of the forms of which are filed as Exhibits 10.1, 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

4.1	Form of Promissory Note*

4.2	Form of Warrant*

10.1	Form of Stock Purchase Agreement*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
February 16, 2020		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 16, 2020		Mark Lucky
CFO, principal accounting officer

