Form 10-Q
period 2021-03-31
VISIUM TECHNOLOGIES, INC.
filed 2021-05-17
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 17, 2021, was 2,885,598,159.

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

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$276,102	$30,251

Total current assets	276,102	30,251

Total assets	$276,102	$30,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$383,980	$333,805
Accrued compensation	615,029	652,529
Accrued interest	709,574	677,857
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $416,912 at March 31, 2021	1,074,785	852,962
Notes payable , net of discount of $87,827 at March 31, 2021	342,173	205,000
Derivative liabilities	1,117,248	438,553
Due to officers	-	102,340
Total current liabilities	4,390,753	3,411,011

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A (65,000,000 shares designated, 13,992,340 shares issued and outstanding as of March 31, 2021 and June 30, 2020)	13,992	13,992
Series B (30,000,000 shares designated, 1,327,640 shares issued and outstanding as of March 31, 2021 and June 30, 2020)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2021 and June 30, 2020)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 3,050,598,148 shares issued and 2,869,031,492 shares outstanding as of March 31, 2021 and 1,544,793,446 shares issued and 1,544,126,787 outstanding at June 30, 2020 (See Note 7)	286,903	154,413
Additional paid in capital	47,633,824	44,441,085
Accumulated deficit	(52,050,699)	(47,991,578)
Total stockholders’ deficit	(4,114,652)	(3,380,760)

Total liabilities and stockholders’ deficit	$276,102	$30,251

(1) Derived from audited financial statements
See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenues	$25,000	$-	$25,000	$-

Operating expenses:
Selling, general and administrative	2,736,524	189,675	3,098,235	604,439
Development expense	37,206	-	143,200	35,500
Total Operating Expenses	2,773,730	189,675	3,241,435	639,939

Loss from Operations	(2,748,730)	(189,675)	(3,216,435)	(639,939)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	1,405,081	(23,319)	855,587	462,249
Derivative liability expense	(1,059,282)	-	(1,059,282)	(61,396)
Gain (loss) on extinguishment of debt	28,863	(169,060)	(180,001)	(267,881)
Warrant exercise expense	-	-	(211,411)	-
Interest expense	(171,575)	(72,190)	(247,579)	(271,645)
Total other income (expenses)	203,087	(264,569)	(842,686)	(138,493)

Net loss	$(2,545,643)	$(454,244)	$(4,059,121)	$(778,432)

Loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.005)

Weighted average common shares outstanding – basic and diluted	2,769,958,917	191,033,101	1,961,232,893	105,939,637

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

For the three months ended March 31, 2021

	Preferred Stock – Series A $0.001 Par Value		Preferred Stock – Series B $0.001 Par Value		Preferred Stock -Series AA $ 0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	13,992,340	13,992	1,327,670	$1,328	1	$0	2,700,932,482	$270,093	$45,048,181	$(49,505,056)	$(4,171,462)

Shares issued for consulting services							6,700,001	670	86,080		86,750
Shares issued as compensation							100,000,000	10,000	2,409,000		2,419,000
Shares issued for conversion of notes payable and accrued interest							61,399,000	6,140	90,563		96,703
Shares issued for exercise of warrants
Net loss for the three months ended March 31, 2021										(2,545,643)	(2,545,643)
Balance at March 31, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,869,031,483	$286,903	$47,633,824	$(52,050,699)	$(4,114,652)

For the nine months ended March 31, 2021

	Preferred Stock – Series A $0.001 Par Value		Preferred Stock – Series B $0.001 Par Value		Preferred Stock – Series AA $ 0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,578)	$(3,380,760)

Shares issued for consulting services							37,100,000	3,710	122,040		125,750
Shares issued as compensation							190,000,000	19,000	2,445,000		2,464,000
Commitment shares issued pursuant to financings							225,000,000	22,500	110,529		133,029
Shares issued for conversion of notes payable and accrued interest							524,543,160	52,454	338,535		391,039
Shares issued for exercise of warrants							348,261,534	34,826	176,585		211,411
Net loss for the Nine Months ended March 31, 2021										(4,059,121)	(4,059,121)
Balance at March 31, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,869,031,483	$286,903	$47,633,824	$(52,050,699)	$(4,114,652)

See Notes to Unaudited Consolidated Financial Statements.
5

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

For the three months ended March 31, 2020
	Preferred Stock -Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	113,850,143	$11,385	$43,603,682	$(46,773,316)	$(3,142,929)

Shares issued for consulting services							8,683,333	868	38,867		39,735
Shares issued as compensation							20,000,000	2,000	22,000		24,000
Shares issued for conversion of notes payable and accrued interest							181,396,034	18,140	289,440		307,580
Net loss for the three months ended March 31, 2020										(454,244)	(454,244)

Balance at March 31, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	323,929,510	$32,393	$43,953,989	$(47,227,560)	$(3,225,858)

For the nine months Ended March 31, 2020

	Preferred Stock Series A $0.001 Par Value		Preferred Stock -Series B $0.001 Par Value		Preferred Stock -Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

Shares issued for consulting services							19,650,000	1,965	130,770		132,735
Shares issued as compensation							28,000,000	2,800	49,200		52,000
Shares issued for conversion of notes payable and accrued interest							234,213,241	23,421	589,035		612,456
Net loss for the Nine Months Ended March 31, 2020										(778,432)	(778,432)

Balance at March 31, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	323,929,510	$32,393	$43,953,989	$(47,227,560)	$(3,225,858)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-month period ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,059,121)	$(778,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,589,750	184,735
Amortization of debt discount	168,804	179,106
Warrant exercise expense	211,411	-
Gain on change in fair value of derivative liability	(855,587)	(462,249)
Derivative liability expense	1,059,282	61,396
Loss on extinguishment of debt	180,001	267,881
Changes in operating assets and liabilities:
Accounts payable	86,222	121,907
Accrued interest	53,629	67,475
Accrued compensation	(37,500)	252,000
Net cash used in operating activities	(603,109)	(106,181)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	800,000	48,000
Repayment of convertible notes payable	(73,700)	-
Proceeds from notes payable	225,000	-
Advances from (repayments to) officers	(102,340)	39,840

Net cash provided by financing activities	848,960	87,840

Net increase (decrease) in cash	245,849	(18,341)

Cash, beginning of period	30,251	18,668

Cash, end of period	$276,102	326

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,970	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest (fair value of the shares issued - $383,839)	$188,460	$223,679

See Notes to Unaudited Consolidated Financial Statements.

  VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2021 we had a net loss of $4,059,121, had net cash used in operating activities of $603,109, and had negative working capital of $4,114,651. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 9, 2020. The results of operations for the nine months ended March 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2021.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2021 and June 30, 2020.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. At March 31, 2021 and June 30, 2020, the Company had reached a bank balance exceeding the FDIC insurance limit.

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

The Company assessed the potential classification of its derivative financial instruments as of March 31, 2021 and June 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

  VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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
MARCH 31, 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified basis. The Company generates revenue through the sale of cybersecurity solutions as a Software as a Service. The adoption did not have an impact on the Company's financial statements.

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

Segment Reporting

The Company operates in one business segment which is focused on cybersecurity technologies.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recently Issued Accounting Standards Not Yet Adopted

During August 2020, the FASB issued ASU 2020-06, to modify and simplify the application of U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The standard is effective for the Company as of November 1, 2024, with early adoption permitted. The Company is reviewing the impact of this guidance but does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

	March 31,	March 31,
	2021	2020
Weighted average common shares outstanding	1,961,232,893	105,939,637
Effect of dilutive securities-when applicable:
Convertible promissory notes	132,505,208	676,820,102
Preferred Stock	13,996,767	13,996,767
Warrants	48,609,807	500,000
Adjusted weighted-average shares and assumed conversions	2,156,344,675	797,256,506

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 3: DERIVATIVE LIABILITIES

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January and February 2021. These warrants had fixed exercise prices ranging from $0.0055 to $0.02 per share, with each warrant having a two-year life.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants at the time that the warrants were issued in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2021 and March 31, 2020 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants, resulted in the recognition of a gain of $855,587 and $462,249 for the nine months ended March 31, 2021 and 2020, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at March 31, 2021 and June 30, 2020 was $732,295 and $350, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2021 and June 30, 2020 is $214,140 and $361,671, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Nine Months Ended March 31,
	2021	2020
Effective exercise price	$0.0055 - 0.01089	$0.00049 - 0.0033
Effective market price	$0.0189	$0.009
Volatility	248.4% - 319.5%	223% - 521%
Risk-free interest rate	0.01%	0.05% - 1.68%
Terms	60 days – 652 days	30 days – 650 days
Expected dividend rate	0.00%	0.00%

Changes in the derivative liabilities during the nine months ended March 31, 2021 is follows:

Derivative liability at June 30, 2020	$438,553
Derivative liability expense	1,059,282
Derivative liability related to discount on convertible note	475,000
Gain on change in fair value of derivative liability	(855,587)
Derivative liability at March 31, 2021	$1,117,248

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 4: ACCRUED INTEREST

Changes in accrued interest during the nine months ended March 31, 2021 is as follows:

Accrued interest at June 30, 2020	$677,857
Interest expense accrued for the nine months ended March 31, 2021	94,289
Cash paid for accrued interest	(40,970)
Conversion of accrued interest into common stock	(21,602)
Accrued interest at March 31, 2021	$709,574

Interest expense for the nine months ended March 31, 2021 was comprised of the following:

Interest expense for the nine months ended March 31, 2021	$94,289
Amortization of debt discount on notes payable	153,290
Total interest expense for the nine months ended March 31, 2021	$247,579

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At March 31, 2021 and June 30, 2020 convertible notes payable consisted of the following:

	March 31,	June 30,
	2021	2020
Convertible notes payable	$1,491,696	$852,962
Discount on convertible notes payable	(416,911)	-
Convertible notes payable to ASC Recap	147,965	147,965
Total	$1,222,750	$1,000,927

The Company had convertible promissory notes aggregating approximately $1,492,000 and $853,000 at March 31, 2021 and June 30, 2020, respectively. The related accrued interest amounted to approximately $554,000 and $503,000 at March 31, 2021 and June 30, 2020, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0012 to $22,500 per share, as a result of the two reverse stock splits. At March 31, 2021, $718,900 of convertible promissory notes had matured, are in default and remain unpaid.

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

For the nine months ended March 31, 2021, the following summarizes the conversion of debt for common shares:

		Amount			Adjustment		Conversion
	Shares	Converted		Conversion	to		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
FirstFire Global Opportunities Fund LLC	49,000,000	$14,725	$-	$1,200	$18,375	$34,300	$0.0003
Auctus Funds, LLC	414,144,160	74,928	3,603	4,500	177,005	260,036	0.0002
Labrys	61,399,000	77,203	18,000	1,500	-	97,203	0.0016
TOTAL	524,543,160	$166,856	$21,603	$7,200	$195,380	$391,539	$0.00037

The adjustment to Fair Value column represents additional paid-in capital recorded with the conversion based on the fair value of the shares issued upon partial conversion of the note at the time of conversion. The adjustment to fair value on each conversion resulted in a loss on extinguishment of debt.

In November 2020, January, and February 2021, the Company entered into three securities purchase agreement with Labrys Fund, LP, a Delaware limited partnership pursuant to which Labrys purchased three self-amortizing promissory notes as follows:

	Principal	Discount	Net Cash	Conversion Price
February 8, 2021	$500,000	$25,000	$475,000	$0.02
January 12, 2021	200,000	10,000	190,000	0.005
November 23, 2020	150,000	15,000	135,000	0.001575
	$850,000	$50,000	$800,000	$0.005304

On February 8, 2021, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $500,000 for a purchase price of $475,000. Pursuant to the Purchase Agreement, the Company issued to the Investor a warrant to purchase 12,500,000 shares of the Company’s common stock as a condition to closing. The closing of the Purchase Agreement occurred on February 10, 2021, with the Purchase Price funded to the Company on such date.

The Note, which reflects a $25,000 original issuance discount, bears interest at 8% per year and matures on February 8, 2022. The Note includes an interim payment of $65,000, payable to the Investor on August 8, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.02 per share, subject to adjustment as provided therein.

The Warrant is exercisable for a term of two-years from the date of issuance, at an exercise price equal to $0.02 per share, subject to adjustment as provided therein. The Warrants provide for cashless exercise to the extent that the market price (as defined therein) of one share of the Company’s common stock is greater than the exercise price of the Warrant.

On January 12, 2021, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $200,000 for a purchase price of $190,000. Pursuant to the Purchase Agreement, the Company issued to the Investor a warrant to purchase 22,172,949 shares of the Company’s common stock as a condition to closing. The closing of the Purchase Agreement occurred on January 14, 2021, with the Purchase Price funded to the Company on such date.

The Note, which reflects a $10,000 original issuance discount, bears interest at 8% per year and matures on January 12, 2022. The Note includes an interim payment of $26,000, payable to the Investor on July 12, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.005 per share, subject to adjustment as provided therein.

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

On November 23, 2020, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $150,000 for a purchase price of $135,000. Pursuant to the Purchase Agreement, the Company issued Labrys 90,000,000 shares of the Company’s common stock as a condition to closing.

The Note, which reflects a 10% original issuance discount, bears interest at 12% per year and matures on November 23, 2021. The Note includes an interim payment of $16,800, payable to the Investor payable within 90 calendar days from the issuance of the Note. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.001575 per share, subject to adjustment as provided therein.

Notes Payable

The Company had promissory notes aggregating $430,000 and $205,000 at March 31, 2021 and June 30, 2020, respectively. The related accrued interest amounted to approximately $194,907 and $175,000 at March 31, 2021 and June 30, 2020, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates ranging from 8% to 16% per annum. As of March 31, 2021, promissory notes totaling $205,000 have matured, are in default, and remain unpaid.

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

A recap of loan discount amortization for the nine months ended March 31, 2021 is as follows:

	October 2020
	Promissory Notes	Labrys Notes	Total
Original discount	$59,559	$598,469	$658,028
Amortization	(26,417)	(126,871)	(153,289)
Unamortized discount as of March 31, 2021	$33,142	$471,598	$504,739

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
 NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2021, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the nine months Ended March 31, 2021

Convertible Notes Payable

During the nine months ended March 31, 2021 the Company issued 524,543,160 shares of its common stock related to the conversion of $188,460 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.004 per share. The conversions were recorded at fair value or at $2,422,722.

Stock Based Compensation

During the nine months ended March 31, 2021 we issued 37,100,000 shares of its common stock to consultants, as compensation. The shares were valued at $0.0034, the market price on the date of issuance for a total value of $125,750. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

During the nine months ended March 31, 2021 the Company issued 190,000,000 shares of its $0.0001 par value common stock were issued to our Directors, as compensation for services rendered. The shares were valued at $2,464,000, or $0.013 per share.

Warrant Exercises

During the nine months ended March 31, 2021 we issued 348,261,534 shares of its common stock pursuant to the cashless exercise of outstanding warrants. The Company recognized an expense of $211,411 associated with the issuance of additional warrant shares related to this exercise.

Funding

During the nine months ended March 31, 2021 we issued 225,000,000 shares of its common stock as commitment shares related to two financing transactions that raised an aggregate $360,000.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

Common Stock Warrants

In January and February 2021, we issued 39,370,677 warrants with a two year life, and fixed exercise prices ranging from $0.0055 to $0.02 per share. An additional 9,239,130 warrant shares were issued due to repricing certain warrants with a $0.02 exercise price to a $0.0115 exercise price.

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

The warrant holders exercised all of their warrants on a cashless basis, during the three months ended March 31, 2021. Due to the price protection features of these warrants, the Company issued 374,500,000 warrant shares to these warrant holders, which

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2021 and changes during the nine months ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	39,370,677	0.011
Granted due to repricing	383,739,130	0.0002
Exercised	(348,261,534)	0.0002
Forfeited	(26,738,466)	0.0002
Balance at end of period	48,609,807	$0.011

Warrants exercisable at end of period	48,609,807	$0.011

Weighted average fair value of warrants granted due to repricing during the period		$74,900

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Common Stock Warrants, continued
The following table summarizes information about common stock warrants outstanding at March 31, 2021:

Warrants Outstanding			Warrants Exercisable
Number Outstanding at	Weighted Average	Weighted Average	Number Exercisable at	Weighted Average
March 31, 2021	Remaining Life	Exercise Price	March 31, 2021	Exercise Price
25,445,677	1.79 Years	$0.0055	25,445,677	$0.0055
21,739,130	1.86 Years	0.0115	21,739,130	0.0115
1,425,000	1.86 Years	0.02	1,425,000	0.02
48,609,807	1.81 Years	$0.011	48,609,807	$0.011

NOTE 7 - STOCK-BASED COMPENSATION

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended March 31, 2021 is presented in the following table:

	For the Nine Months ended
	March 31, 2021
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	666,659	$0.06
Granted	198,000,000	$0.012
Forfeited	-	$-
Vested	(17,100,000)	$0.012
Unvested at end of period	181,566,659	$0.012

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2021 was $2,087,250 and is expected to be recognized over a weighted average period of 0.92 years.

NOTE 8: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time, we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2021 there were no such advances made to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2021, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC has expired, but included a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of March 31, 2021 we have not generated any revenue related to these license agreements.

Our license agreement with The MITRE Corporation includes a provision for a royalty payment on revenues collected of 6%. As of March 31, 2021 we have not generated any revenue related to this license agreement.

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

In March 2021 the Company filed a Complaint for Damages and Other Relief against Tarpon Bay Partners, LLC, a Florida limited liability company; J.P. Carey Enterprises, Inc., a Florida profit corporation; Anvil Financial Management, LLC, a Florida limited liability company; Stephen Hicks, an individual; Joseph C Canouse, an individual; Jeffrey M. Canouse, an individual; Paul A. Rachmuth, an individual; and Litt Law Group, LLC, a New York Limited Liability Company (collectively the “Defendants”) related to the involuntary bankruptcy petition. The Company is seeking damages from the Defendants for reasonable attorneys’ fees and costs, as well as compensatory, consequential special and punitive damages.

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

NOTE 10 – FAIR VALUE MEASUREMENT

Fair value measurements

At March 31, 2021 and 2020, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

NOTE 10 – FAIR VALUE MEASUREMENT, continued

At March 31, 2021 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2021:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$1,117,248
Total derivative liability	$-	$-	$1,117,248

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 11: SUBSEQUENT EVENTS

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company is working towards.

In April 2021, the Board of Directors adopted the 2021 Equity Incentive Plan (the “Plan”) for directors, officers, employees, and consultants that provides for non-qualified and incentive stock options to be issued enabling holders thereof to purchase common shares of the Company at exercise prices determined by the Company’s Board of Directors.

In April 2021 our consultants vested 6,566,667 shares of our $0.0001 par value common stock, valued at $78,750, or at an average price per share of $0.012.

In April 2021 our directors and officers vested 10,000,000 shares of our $0.0001 par value common stock, valued at $115,000, or at an average price per share of $0.0115.

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

Key Corporate Developments for the Quarter Ended March 31, 2021

Securities Purchase Agreement and Promissory Note with Labrys Fund, L.P.

In January, and February 2021, the Company entered into two securities purchase agreements with Labrys Fund, LP, a Delaware limited partnership pursuant to which Labrys purchased two self-amortizing promissory notes as follows:

	Principal	Original Issued Discount	Net	Conversion Price
February 8, 2021	$500,000	$25,000	$475,000	$0.02
January 12, 2021	200,000	10,000	190,000	0.005
	$700,000	$35,000	$665,000	$0.005304
Employees

At May 17, 2021, we had 5 full time employees. We currently outsource significant development work to contractors.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383. We currently operate in a virtual office arrangement.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.
RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 2021 and 2020

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenues	$25,000	$-	$25,000	$-

Operating expenses:
Selling, general and administrative	2,736,524	189,675	3,098,235	604,439
Development expense	37,206	-	143,200	35,500
Total Operating Expenses	2,773,730	189,675	3,241,435	639,939

Loss from Operations	(2,748,730)	(189,675)	(3,216,435)	(639,939)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	1,405,081	(23,319)	855,587	462,249
Derivative liability expense	(1,059,282)	(61,396)	(1,059,282)	(61,396)
Gain (loss) on extinguishment of debt	28,863	(169,060)	(180,001)	(267,881)
Warrant exercise expense	-	-	(211,411)	-
Interest expense	(171,575)	(72,190)	(247,579)	(271,645)
Total other income (expenses)	(203,087)	(11,041)	(842,686)	(138,493)

Net loss	$(2,545,643)	$(226,747)	$(4,059,121)	$(778,432)

Nine Month Period Ended March 31, 2021

Revenues

For the nine months ended March 31, 2021, we reported revenues of $25,000 as compared to revenues of $0 for the nine months ended March 31, 2020. The increase in revenue is due to consulting fees earned related to the development of security operations procedures for secured data center operations, provided to a customer.

Selling, General, and Administrative Expenses

For the nine months ended March 31, 2021, selling, general and administrative expenses were $3,098,235 as compared to $604,439 for the nine months ended March 31, 2021. For the six-month periods ended March 31, 2021 and 2021 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,
	2021	2020
Accounting expense	$42,488	$57,632
Consulting fees	49,900	30,000
Salaries	261,500	252,000
Legal and professional fees	113,274	27,050
Travel expense	1,086	9,786
Occupancy expense	184	4,719
Telephone expense	2,700	2,700
Marketing expense	763	8,199
Website expense	4,554	2,291
Investor relations expense	10,000	20,000
Stock based compensation	2,589,750	184,735
Other	22,040	5,327
	$3,098,235	$604,439

The increase in selling, general and administrative expenses of $2,493,796 during fiscal 2021, when compared with the prior year, is primarily due to an increase in stock-based compensation of $2,405,015, higher legal and consulting fees of $86,224, and higher consulting fee expense of $19,900, offset by lower accounting expense of $15,144, lower occupancy expense of $4,535, and lower travel expense of $8,700.

We believe that our selling, general, and administrative expenses will remain steady as we increase our business activity over the remainder of 2021, but anticipate incurring lower legal and consulting expenses.

Development Expense

	Nine-Months Ended
	March 31,		%
	2021	2020	Change
Development expense	$143,200	$35,500	303.4%

Development expense represents the expense to further enhance and commercialize CyGraph and other technologies. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2021.

Derivative Liability Expense

	Nine-Months Ended
	March 31,		%
	2021	2020	Change
Derivative liability expense	$(1,059,282)	$(61,396)	1,625.3%

Derivative liability expense represents the expense related to our convertible notes payable issued in October 2021 that include variable conversion features.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2021	2020	Change
Gain on change in fair value of derivative liabilities	$855,587	$462,249	85.1%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense
	Nine-Months Ended		%
	March 31,		Change
	2021	2020
Interest expense	$247,579	$271,465	68.8%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the nine months ended March 31, 2021 due to lower debt discount amortization as compared to the prior year period.

Warrant Exercise Expense

	Nine-Months Ended
	March 31,		%
	2021	2020	Change
Warrant exercise expense	$(211,411)	$-	N/A

During the nine months ended March 31, 2021 we issued 348,261,534 shares of our common stock pursuant to the cashless exercise of outstanding warrants. The Company recognized an expense of $211,411 associated with the issuance of additional warrant shares related to this exercise.

Gain (loss) on Extinguishment of Debt

	Nine-Months Ended
	March 31,		%
	2021	2020	Change
Gain (loss) on extinguishment of debt	$180,001	$(267,881)	32.8%

The loss on extinguishment of debt is related to the difference between the conversion price used when convertible notes are converted into common and the share price on the date of the conversion.

Three Month Period Ended March 31, 2021

Revenues

For the three months ended March 31, 2021, we reported revenues of $25,000 as compared to revenues of $0 for the three months ended March 31, 2020. The increase in revenue is due to consulting fees earned related to the development of security operations procedures for secured data center operations, provided to a customer.

Selling, General, and Administrative Expenses

For the three months ended March 31, 2021, selling, general and administrative expenses were $2,736,524 as compared to $189,675 for the three months ended March 31, 2021. For the three months ended March 31, 2021 and 2021 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
Accounting expense	$2,500	$398
Consulting fees	39,900	27,500
Salaries	93,500	84,000
Legal and professional fees	77,214	10,500
Occupancy expense	169	1,582
Telephone expense	900	900
Marketing expense	263	-
Website expense	2,991	760
Stock based compensation	2,505,750	63,735
Other	13,341	300
	$2,736,524	$189,675

The increase in selling, general and administrative expenses of $2,546,849 during the fiscal quarter ended March 31, 2021, when compared with the prior year period , is primarily due to an increase in stock-based compensation of $2,442,015, higher consulting fees of $12,400, and higher legal and professional expense of $66,714, offset by lower occupancy expense of $1,413.

Change in Fair Value of Derivative Liabilities
	Three-Months Ended
	March 31,		%
	2021	2020	Change
Gain (loss) on change in fair value of derivative liabilities	$1,405,081	$(23,319)	6,125%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Loss on Extinguishment of Debt
	Three-Months Ended
	March 31,		%
	2021	2020	Change
Loss on extinguishment of debt	$28,863	$(169,060)	117.1%

Interest Expense
	Three-Months Ended
	March 31,		%
	2021	2020	Change
Interest expense	$171,575	$72,190	137.7%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended March 31, 2021 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Derivative Liability Expense
	Three-Months Ended
	March 31,		%
	2021	2020	Change
Derivative liability expense	$(1,059,282)	$-	N/A

Liquidity and Capital Resources
	Balance at
	March 31, 2021	June 30, 2020
Cash	$276,102	$30,251
Accounts payable and accrued expenses	383,980	333,805
Accrued compensation	615,029	652,529
Notes, convertible notes, and accrued interest payable	$2,274,497	$1,833,784

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $603,109 and $106,181 during the nine-month periods ended March 31, 2021 and 2020, respectively, and has a working capital deficit of approximately $4.1 million and $3.4 million at March 31, 2021 and June 30, 2020, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine Months ended March 31, 2021

Net cash used in operations during the nine months ended March 31, 2021 increased by approximately $497,000 or 468% from the same period during fiscal year 2020. The increase in cash used in operations is primarily due to the increase in consulting and business development expense and cash paid for legal and professional fees. This cash was obtained through the sale of three promissory notes and three convertible notes that netted the Company $1,025,000.

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

Capital Raising Transactions

Issuance of promissory notes payable

We generated net proceeds of $225,000 from the issuance of three promissory notes payable and 225,000,000 shares or restricted common stock during the nine-month period ended March 31, 2021.

Issuance of convertible notes payable

On February 8, 2021, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $500,000 for a purchase price of $475,000. Pursuant to the Purchase Agreement, the Company issued to the Investor a warrant to purchase 12,500,000 shares of the Company’s common stock as a condition to closing. The closing of the Purchase Agreement occurred on February 10, 2021, with the Purchase Price funded to the Company on such date.

The Note, which reflects a $25,000 original issuance discount, bears interest at 8% per year and matures on February 8, 2022. The Note includes an interim payment of $65,000, payable to the Investor on August 8, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.02 per share, subject to adjustment as provided therein.

The Warrant is exercisable for a term of two-years from the date of issuance, at an exercise price equal to $0.02 per share, subject to adjustment as provided therein. The Warrants provide for cashless exercise to the extent that the market price (as defined therein) of one share of the Company’s common stock is greater than the exercise price of the Warrant.

On January 12, 2021, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $200,000 for a purchase price of $190,000. Pursuant to the Purchase Agreement, the Company issued to the Investor a warrant to purchase 22,172,949 shares of the Company’s common stock as a condition to closing. The closing of the Purchase Agreement occurred on January 14, 2021, with the Purchase Price funded to the Company on such date.

The Note, which reflects a $10,000 original issuance discount, bears interest at 8% per year and matures on January 12, 2022. The Note includes an interim payment of $26,000, payable to the Investor on July 12, 2021. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.005 per share, subject to adjustment as provided therein.

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

On November 23, 2020, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $150,000 for a purchase price of $135,000. Pursuant to the Purchase Agreement, the Company issued Labrys 90,000,000 shares of the Company’s common stock as a condition to closing.

The Note, which reflects a 10% original issuance discount, bears interest at 12% per year and matures on November 23, 2021. The Note includes an interim payment of $16,800, payable to the Investor payable within 90 calendar days from the issuance of the Note. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.001575 per share, subject to adjustment as provided therein.

Other outstanding obligations at March 31, 2021

Convertible Notes Payable

The Company had convertible promissory notes aggregating $742,600 outstanding at March 31, 2021. The accrued interest amounted to approximately $541,000 as of March 31, 2021. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.09 and $0.60 per share, at the holders’ option. At March 31, 2021, all convertible promissory notes have matured and are in default.

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

Notes Payable

The Company had promissory notes aggregating $580,000 at March 31, 2021. The related accrued interest amounted to approximately $188,400 at March 31, 2021. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of March 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2021, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at March 31, 2021 the Company is not the subject of, or party to, any pending or threatened, legal actions.

In July 2019 the Company was named as the defendant in a legal proceeding brought by Tarpon Bay Partners LLC (the plaintiff) in the Judicial District Court of Danbury, Connecticut. The plaintiff asserts that the Company failed to convert two convertible notes held by the Plaintiff. The Company is vigorously contesting this claim. There is no current estimate on when this issue will be resolved.

In March 2021 the Company filed a Complaint for Damages and Other Relief against Tarpon Bay Partners, LLC, a Florida limited liability company; J.P. Carey Enterprises, Inc., a Florida profit corporation; Anvil Financial Management, LLC, a Florida limited liability company; Stephen Hicks, an individual; Joseph C Canouse, an individual; Jeffrey M. Canouse, an individual; Paul A. Rachmuth, an individual; and Litt Law Group, LLC, a New York Limited Liability Company (collectively the “Defendants”) related to the involuntary bankruptcy petition. The Company is seeking damages from the Defendants for reasonable attorneys’ fees and costs, as well as compensatory, consequential special and punitive damages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021 the Company issued 61,399,000 shares of its common stock related to the conversion of $95,203 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00155 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended March 31, 2021 the Company issued 6,700,001 shares of its $0.0001 par value common stock to three consultants, as compensation. The shares were valued at $86,750, or $0.013 per share.

During the three months ended March 31, 2021 the Company issued 100,000,000 shares of its $0.0001 par value common stock to its directors and officers as compensation for services rendered. The shares were valued at $2,419,000, or $0.024 per share.

During the nine months ended March 31, 2021 the Company issued 348,261,583 shares of its $0.0001 par value common stock pursuant to the cashless exercise of warrants. The warrant shares were valued at $211,411, or 0.00061 per share.

During the nine months ended March 31, 2021 the Company issued 225,000,000 shares of its $0.0001 par value common stock to four investors as commitment shares pursuant to the issuance of promissory notes.

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

VISIUM TECHNOLOGIES, INC.

	By:	/s/ Mark B. Lucky
May 17, 2021		Mark B. Lucky
CEO, principal executive officer

	By:	/s/ Mark Lucky
May 17, 2021		Mark Lucky
CFO, principal accounting officer

