Form 10-K
period 2021-06-30
VISIUM TECHNOLOGIES, INC.
filed 2021-10-13
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

(703) 273-0383
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2020 was $16,484,000, at a share price of $0.0076 on that date. For purposes of this calculation, an aggregate of 2,168,947,488 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2020 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of October 7, 2021: 3,512,404,577

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

2

2021 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

Visium Technologies, Inc. was incorporated in Nevada as Jaguar Investments, Inc. during October 1987. During March 2003, a wholly owned subsidiary of the Company merged with Freight Rate, Inc., a development stage company in the logistics software business. During May 2003, the Company changed its name to Power2Ship, Inc. During October 2006, the Company merged with a newly formed, wholly owned subsidiary, Fittipaldi Logistics, Inc., a Nevada corporation, with the Company surviving but its name changed to Fittipaldi Logistics, Inc. effective November 2006. During December 2007, the Company merged with a newly formed, wholly owned subsidiary, NuState Energy Holdings, Inc., a Nevada corporation, with the Company surviving but renamed NuState Energy Holdings, Inc. effective December 2007. In March 2018, the Company brought in a new management team and changed its name to Visium Technologies, Inc.

Visium is a provider of cyber security visualization, big data analytics, and automation that operates in the traditional cyber security space, as well as in the cloud-based technology and Internet of Things spaces. Visium provides cybersecurity technology solutions, tools, and services to support commercial enterprises and government’s ability to protect their data. Visium’s CyGraph technology provides visualization, advanced cyber monitoring intelligence, data modeling, analytics, and automation to help reduce risk, simplify cyber security, and deliver better security outcomes.

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization, and knowledge management. CyGraph is a military-grade highly scalable big data analytics tool for Cybersecurity, based on graph database technology. The development of the technology was sponsored by, and is currently in use by US Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph whch the Company as rebranded as TruContext.

Plan of Operation
Visium operates in the traditional cyber security space, and provides solutions, tools and services related to Security information and event management (SIEM).  Our TruContext technology provides visualization, advanced cyber monitoring intelligence, data modeling, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes. Visium currently plans to generate revenue in three primary ways –
●
through a virtual appliance model, primarily targeted to the Federal government, charging a seat license
●
through a SaaS model, charging a recurring monthly license fee for TruContext; and
●
through professional services to support and deliver cybersecurity solutions and services to its customers

The Company has developed integration partnerships with larger established technology companies and is using these partnerships as part of its go-to-market strategy.  In addtion, the Company has partnered with value-added ressellers that sell to the federal government and commercial markets.  The Company is focused on digital risk management, cybersecurity solutions, and technology services for network physical security, the Cloud, and mobility solutions. We solve mission-critical problems.

 Employees

As of September 30, 2021, we had eight (8) full time employees.

Third-Party Service Providers

We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities, and we do not control the operation of these facilities. In addition, we rely on certain technology that we license from third parties, including third-party commercial software and open source software, which is used with certain of our solutions.

Governmental Regulation

We collect, use, store or disclose an increasingly high volume, variety, and velocity of personal information, including from employees and customers, in connection with the operation of our business. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws regarding privacy and data security.

Competition

The markets for our solutions are highly competitive, and we expect both the requirements and pricing competition to increase, particularly given the increasingly sophisticated attacks, changing customer preferences and requirements, current economic pressures, and market consolidation. Competitive pressures in these markets may result in price reductions, reduced margins, loss of market share and inability to gain market share, and a decline in sales, any one of which could seriously impact our business, financial condition, results of operations, and cash flows. We may face competition due to changes in the manner that organizations utilize IT assets and the security solutions applied to them, such as the provision of privileged account security functionalities as part of public cloud providers’ infrastructure offerings, or cloud-based identity management solutions. Limited IT budgets may also result in competition with providers of other advanced threat protection solutions such as McAfee, LLC, Palo Alto Networks, Splunk Inc., and NortonLifeLock, Inc. (formerly known as Symantec Corporation acquired by Broadcom Inc.). We also may compete, to a certain extent, with vendors that offer products or services in adjacent or complementary markets to privileged access management, including identity management vendors and cloud platform providers such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $51.4 million as of June 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our solutions not only reinforce but also rely on the common security concept of placing multiple layers of security controls throughout an IT system. The failure of our customers, channel partners, managed service providers or subcontractors to correctly implement and effectively manage and maintain our solutions (and the environments in which they are utilized), or to consistently implement and utilize generally accepted and comprehensive, multi-layered security measures and processes in customer networks, may lessen the efficacy of our solutions.Additionally, our customers or our channel partners may independently develop plug-ins or change existing plug-ins or APIs that we provided to them for interfacing purposes in an incorrect or insecure manner. Such failures or actions may lead to security breaches and data loss, which could result in a perception that our solutions failed. Further, our failure to provide our customers and channel partners with adequate services or inaccurate product documentation related to the use, implementation and maintenance of our solutions, could lead to claims against us.

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

We may face competition due to changes in the manner that organizations utilize IT assets and the security solutions applied to them, such as the provision of privileged account security functionalities as part of public cloud providers’ infrastructure offerings, or cloud-based identity management solutions. Limited IT budgets may also result in competition with providers of other advanced threat protection solutions such as McAfee, LLC, Palo Alto Networks, Splunk Inc., and NortonLifeLock, Inc. (formerly known as Symantec Corporation acquired by Broadcom Inc.). We also may compete, to acertain extent, with vendors that offer products or services in adjacent or complementary markets to privileged access management, including identity management vendors and cloud platform providers such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure. As the privileged access management market has matured significantly over the recent years, the entry barrier is now lower and it is easier for competitors to compete in the market. Some of our competitors are large companies and have widertechnical and financial resources and broader customer bases used to bring competitive solutions to the market. These companies may already have existing relationships as an established vendor for other product offerings, and certain customers may prefer one single IT vendor for product security procurement rather than purchasing solely based on product performance. Such companies may use these advantages to offer products and services that are perceived to be as effective as ours at a lower price or for free as part of a larger product package or solely in consideration for maintenance and services fees, which could result in increased market pressure to offer our solutions and services at lower prices. They may also develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements or enjoy stronger sales and service capabilities in certain regions. Additionally, niche vendors are developing and marketing lower cost solutions with limited privileged access management functionality that may impact our ability to maintain premium market pricing. Our competitors may enjoy potential competitive advantages over us, such as:

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

Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources and capabilities. Current or potential competitors have been acquired and consolidated or may be acquired by third parties with greater resources in the future. As a result of such acquisitions, our current or potential competitors may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. Larger competitors with more diverse product offerings may reduce the price of products that compete with ours in order to promote the sale of other products or may bundle them with other products, which would lead to increased pricing pressure on our products and could cause the average sales prices for our products to decline. Similarly, we may also face increased competition following an acquisition of new lines of business that compete with providers of such technologies or from security vendors or other companies in adjacent markets extending their solutions into privilege access management. We may be at a competitive disadvantage to our privately-held competitors, as they may not face the same accounting, auditing and legal standards we do as a public company. Such privately-held competitors may face less public scrutiny than we do and may be less risk-averse than we are, and therefore may have greater operational flexibility.

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
If we are unable to increase sales of our solutions to new customers, our future results of operations may be harmed.

An important part of our growth strategy involves continued investment in direct marketing efforts, channel partner relationships, and infrastructure to add new customers. The number and rate at which new customers may purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions, competition, general economic conditions, market transitions, product obsolescence, technological change, shifts in buying patterns, the timing and duration of hardware refresh cycles, financial difficulties and budget constraints of our current and potential customers, public awareness of security threats to IT systems, and other factors. These new customers, if any, may renew their contracts with us and purchase additional solutions at lower rates than we have experienced in the past, which could affect our financial results.
We rely on large amounts of data from a variety of sources to support our solutions and the loss of access to or the rights to use such data could reduce the efficacy of our solutions and harm our business.
Like many of our industry peers, we leverage large amounts of data related to threats, vulnerabilities, cyberattacks, and other cybersecurity intelligence to develop and maintain a number of our products and services. We collect, develop and store portions of this data using third parties and our own technology. We cannot be assured that such third parties or our technology that support the collection, development or storage of such data, and the sources of such data itself, will continue to be effective or available and the loss or reduction in quality of such data may adversely impact the efficacy of our solutions. Changes in laws or regulations in the United States or foreign jurisdictions or the actions of governmental or quasi-governmental entities may increase the costs to collect, develop or store such data, partially or completely prohibit use of such, or could result in disclosure of such data to the public or other third parties, which may reduce its value to us or as part of our solutions and thereby harm our business.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $2.9 million as of June 30, 2021. This deficit consists of $181,000 in current assets, offset by $3,018,000 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2021 of approximately $793,000. We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We had $1,735,057 of convertible notes, notes payable, and accrued interest payable as of June 30, 2021, of which $622,260 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $622,260 as of June 30, 2021 which are either currently past due or which are due in the current fiscal year. Currently, there is $471,974 principal amount of the convertible notes payable which is past due, $205,000 principal of the notes payable which is past due, and $341,717 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state, and local governments mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.  The Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused a surge in COVID-19 cases globally. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” and travel and transportation restrictions.

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

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2021, our executive officer and directors beneficially owns 662,294,903 shares of Common Stock, or approximately 22% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Our Share Price Is Volatile And May Be Influenced By Numerous Factors That Are Beyond Our Control.

Market prices for shares of technology companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	fluctuations in digital currency and stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

We Have No Current Plans To Pay Dividends On Our Common Stock And Investors Must Look Solely To Stock Appreciation For A Return On Their Investment In Us.

We do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033.  We rent our principal executive office from an unrelated third party on an annual basis for $420 per year. We currently operate in a virtual office arrangement. Our telephone number is (703) 273-0383.

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

The Court ruled in the Company's favor, dismissing the involuntary bankruptcy petition and allowing the Company to file a motion with the Court seeking compensatory and punitive damages. In addition, Visium plans to file an affidavit of fees and costs incurred in connection with Visium's defense of the Involuntary Petition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2021
	High	Low
Quarter Ended September 30, 2020	$0.0017	$0.0004
Quarter Ended December 31, 2020	$0.0109	$0.0004
Quarter Ended March 31, 2021	$0.0500	$0.0040
Quarter Ended June 30, 2021	$0.0188	$0.00595

Fiscal Year Ended June 30, 2020
	High	Low
Quarter Ended September 30, 2019	$0.1000	$0.0050
Quarter Ended December 31, 2019	$0.0160	$0.0015
Quarter Ended March 31, 2020	$0.0034	$0.0007
Quarter Ended June 30, 2020	$0.0020	$0.0002

Stockholders

As of September 30, 2021, there were 4,800 stockholders of record of our Common Stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Recent Sales of Unregistered Securities

During the year ended June 30, 2021 the Company issued 524,543,160 shares of its common stock related to the conversion of $188,460 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00037 per share. The fair value of the shares issued was $2,422,722.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30, 2021 the Company issued 56,666,669 shares of its $0.0001 par value common stock to five consultants, as compensation for services rendered. The shares were valued at $354,000, or $0.0046 per share.

During the year ended June 30, 2021 the Company issued 220,000,000 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $2,809,000, or $0.0128 per share.

Warrants

During the fiscal year ended June 30, 2021 the Company issued 375,934,483 shares of its $0.0001 par value common stock pursuant to the cashless exercise of warrants. The warrant shares were valued at $211,411, or 0.00061 per share.

All the securities described above were issued in transactions exempt from registration under the Securities Act, as transactions not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof

Funding

During the fiscal year ended June 30, 2021 the Company issued 225,000,000 shares of its $0.0001 par value common stock to four investors as commitment shares pursuant to the issuance of promissory notes.

Rule 10B-18 Transactions

During the year ended June 30, 2021, there were no repurchases of the Company’s common stock by the Company.

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

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization, and knowledge management. CyGraph is a military-grade highly scalable big data analytics tool for Cybersecurity, based on graph database technology. The development of the technology was sponsored by, and is currently in use by US Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph. During fiscal 2021 the Company rebranded CyGraph as TruContextTM to reflect the enhanced version of the software tool which resulted from significant proprietary development of the software.

Results of Operations

Development Expense

For the year ended June 30, 2021, development expense totaled $258,168 as compared to $35,500 for the year ended June 30, 2020, an increase of $222,668 or approximately 627%.

Selling, General, and Administrative Expenses

For the year ended June 30, 2021, selling, general and administrative expenses were $3,879,158 as compared to $917,993 for the year ended June 30, 2020, an increase of $2,961,165 or approximately 322.6%. For the years ended June 30, 2021 and 2020 selling, general and administrative expenses consisted of the following:

	2021	2020	Increase/ (Decrease)	% Change
Accounting expense	$50,305	$5,581	$44,724	56.3%
Consulting fees	56,455	103,800	(47,345)	(157.8%)
Salaries	374,000	336,000	38,000	11.3%
Legal and professional fees	144,180	59,550	84,630	142.1%
Travel expense	1,459	9,786	(8,327)	(85.1%)
Occupancy expense	369	4,719	(4,350)	(92.2%)
Telephone expense	3,630	3,600	30	0.8%
Marketing expense	5,877	8,199	(2,322)	(28.3%)
Website expense	6,284	2,951	3,333	112.9%
Investor relations expense	15,000	20,000	(5,000)	(25.0%)
Stock based consulting expense	372,553	198,735	173,818	87.5%
Stock based compensation	2,809,000	148,000	2,661,000	1798.0%)
Other	40,046	17,072	22,974	134.6%

	$3,879,158	$917,993	$2,961,165	322.6%

The increase in selling, general and administrative expenses during fiscal 2021, when compared with the prior year, is primarily due to an increase in stock-based compensation, legal expenses, and salaries, offset by increases in accounting expenses.

Change in Fair Value of Derivative Liability

	Years ended
	June 30,
	2021	2020
Gain on change in fair value of derivative liabilities	$1,844,460	$385,367

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2021 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities as a result of a decrease in share price.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2021	2020	Change
Derivative liability expense	$1,059,282	$61,396	1,625.3%

The Company issued convertible notes in January 2021 and June 2021 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Years Ended
	June 30,		%
	2021	2020	Change
Interest Expense	$442,167	$323,021	36.9%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2021 is primarily due to higher amortization of debt discount of $99,250.

Gain on Debt Write-Off

	Years Ended
	June 30,
	2021	2020
Gain (loss) on debt write off/conversions	$607,271	$(593,907)

In June 2021 the Company obtained a legal opinion to extinguish aged debt totaling $787,272 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accrued interest payable	$385,803
Convertible notes payable	401,469
$787,272

Liquidity and Capital Resources

	Balance at June 30,
	2021	2020
Cash	$125,166	$30,251
Accounts payable and accrued expenses	(425,804)	(333,805)
Accrued compensation	(672,529)	(652,529)
Notes, convertible notes, and accrued interest	$(1,735,057)	$(1,883,784)

At June 30, 2021 our total assets consisted of cash and prepaid license fees. At June 30, 2020 our total assets consisted entirely of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2021. As of September 30, 2021, we had approximately $1.0 million on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly traded company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $792,640 and $106,757 during the years ended June 30 2021 and 2020, respectively, and has a working capital deficit of approximately $2.8 million and $3.4 million at June 30, 2021 and 2020, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,373,459)	$(1,542,450)
Non-cash Adjustments:
(Gain) loss on debt settlement and write off expense	(607,271)	593,907
Stock based compensation	3,163,000	346,735
Amortization of debt discount	305,499	206,249
Derivative liability expense	1,059,282	61,396
(Gain) loss on change in derivative liability	(1,844,460)	(385,367)
Warrant conversion expense	211,411	-
Changes in assets and liabilities
Accrued interest	96,007	145,941
Accrued compensation	20,000	336,000
Accounts payable and accrued expenses	445,850	130,832
Prepaid license fees	(55,417)	-
Discount on note payable	(213,082)	-
Net cash used in operations	(792,640)	(106,757)

Cash flows from financing activities:
Advance from officers, net	(102,340)	40,340
Repayment of convertible notes payable	(73,700)	-
Proceeds from issuance of short term notes payable	225,000	-
Proceeds from issuance of convertible notes payable, net of debt issuance costs	838,595	78,000
Net cash provided by financing activities	887,555	118,340

Net increase in cash	$94,915	$11,583

Year ended June 30, 2021

Net cash used in operations in fiscal year 2021 increased by $685,883 or 646% from fiscal year 2020. This cash was obtained through the sale of three convertible notes that netted the Company $838,595, and from the sale of three short term notes payable that netted the Company $225,000.

Year ended June 30, 2020

Net cash used in operations in fiscal year 2020 decreased by $459,987 or 81% from fiscal year 2019. This increase in cash was due to the sale of three convertible notes that netted the Company $78,000, and through advances of cash made to the Company by its officers and directors of $40,340.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated net proceeds of $838,595 and $78,000 during fiscal 2021 and 2020, respectively, from the issuance of convertible notes payable. We generated net proceeds of $225,000 during fiscal 2021 from the issuance of short term notes payable.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $809,000 and $853,000 outstanding at June 30, 2021 and 2020, respectively. The accrued interest amounted to approximately $163,000 and $503,000 at June 30, 2021 and 2020, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0002 and $22,500 per share, at the holders’ option. At June 30, 2021, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2021	June 30, 2020
Convertible notes payable	$1,205,228	$852,962
Discount on convertible notes	(396,033)	-
Notes payable, net of discount	$809,195	$852,962

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

Notes Payable

The Company had promissory notes aggregating approximately $430,000 at June 30, 2021 and $205,000 at June 30, 2020. The related accrued interest amounted to approximately $203,400 and $175,000 at June 30, 2021 and 2020, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates of 16% per annum. Interest is generally payable monthly. $205,000 of these notes have matured as of June 30, 2021.

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

The holders of the warrants issued in 2019 exercised all of their warrants on a cashless basis, during the three months ended December 31, 2020. Due to the price protection features of these warrants, the Company issued 374,500,000 warrant shares to these warrant holders.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2021 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	46,838,209	$0.011
Granted due to repricing	347,761,534	0.0002
Exercised	(375,934,483)	0.0002
Forfeited	(7,000,000)	0.0002
Balance at end of period	12,165,260	$0.011

Warrants exercisable at end of period	12,165,260	$0.011

Weighted average fair value of warrants granted due to repricing during the period		$72,992

Derivative Liability

The Company recognizes all derivative financial instruments on its balance sheet at fair value.

Current and Future Impact of COVID-19

The COVID-19 pandemic continues to have a material negative impact on capital markets. While we continue to incur operating losses, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of COVID-19 may make it more costly and more difficult for us to access these sources of funding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

We have identified the policies below as critical to our understanding of the results of our business operations. We discuss the impact and any associated risks related to these policies on our business operations throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2021 included elsewhere in this Annual Report on Form 10-K.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. In the event any discounts, sales incentives, or similar arrangements are agreed to with a customer, such amounts are estimated at time of sale and deducted from revenue. Sales taxes and other similar taxes are excluded from revenue.

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

Share-Based Compensation

We compute share based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants.

Restricted stock awards are granted at the discretion of the compensation committee of our board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of our common stock on the grant date.

We estimate the fair value of stock options and warrants by using the Cox, Ross & Rubinstein Binomial Tree model. The Cox, Ross & Rubinstein valuation model requires the development of assumptions that are inputs into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of our common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. We are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

We account for share–based payments granted to non–employees in accordance with ASC 505–50, “Equity Based Payments to Non–Employees.” We determine the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Derivative Instruments

We enter into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. We recognize derivative instruments as either assets or liabilities in the balance sheet and measure such derivative instruments at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The fair values of derivative financial instruments are estimated using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the nature of the instrument, the market risks that it embodies and the expected means of settlement are considered. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Cox, Ross & Rubinstein model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2021 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2021, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks; and

●	Our Board of Directors consists of four members, however we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2021:

Name	Age	Position
Mark Lucky	62	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	62	Director
Emmanuel Esaka, MD	48	Director
Paul Favata (1)(2)	56	Director

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

Corporate Governance

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Director Compensation

We compensate the Directors with stock as compensation for board services.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2020, we believe that for fiscal 2021, all required reports were filed on a timely basis under Section 16(a), except for Dr Esaka, who had not yet filed his initial Form 3 or subsequent Form 4 and Form 5.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Lucky (1)	2021	374,000	-	1,906,000					$2,280,000
Chief Executive Officer and Chief Financial Officer	2020	336,000	-	87,000					423,000

(1)	Amounts includes accrued compensation for Mr. Lucky. Actual amounts paid to Mr. Lucky were $354,000 and $0 for 2021 and 2020, respectively.

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

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning equity incentive plan awards for each named executive officer outstanding as of June 30, 2021:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

STOCK AWARDS
Equity
			Equity	Incentive
			Incentive	Plan
		Market	Plan	Awards:
	Number	Value	Awards:	Market
	of	of	Number	or Payout
	Shares	Shares	of	Value of
	or	or	Unearned	Unearned
	Units	Units	Shares,	Shares,
	of	of	Units or	Units or
	Stock	Stock	Other	Other
	That	That	Rights	Rights
	Have	Have	That	That
	Not	Not	Have Not	Have Not
	Vested	Vested	Vested	Vested
Name	(#)	($)	(#)	(#)
(a)	(g)	(h)	(i)	(j)

Mark Lucky	60,000,000	$360,000	-	-

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, Dr. Emmanuel Esaka, and Mr. Mark Lucky, who is also an executive officer of our company. In March 2021 Messrs. Favata and Grbelja each received restricted stock grants as compensation for their Board services.

The following table sets forth the restricted stock grants issued to Messrs. Favata, Grbelja, and Dr. Esaka as compensation for their Board service:

	FY2021		FY2020
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	76,000,000	$857,000	58,000,000	$43,000
Paul Favata	2,000,000	23,000	20,000,000	6,000
Emmanuel Esaka	2,000,000	23,000	40,000,000	12,000
	80,000,000	$903,000	118,000,000	$61,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 30, 2021, we had 3,512,404,577 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 30, 2021, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	419,622,464	11.57%	1	100%	57.18%
Tom Grbelja	147,969,860	4.08%			2.10%
Emmanuel Esaka	99,672,438	2.75%			1.38%
Paul Favata	28,833,334	0.79%			0.42%
Officers and directors as a group	696,098,096	19.19%	1	100%	61.08%

Total	696,098,096	19.19%	1	100%	61.08%

(1)
Percent of Voting Control is based upon the number of outstanding shares of our common stock and our Series AA Preferred Stock as of September 30, 2021, 2020. On that date, we had 3,512,404,577 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2021 Employee Stock Compensation Plan	16,000,000	$0.015	104,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	16,000,000	$0.015	104,000,000

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●
Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

Issuances of Common Stock During Fiscal 2021

During fiscal 2021 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2021 the Company issued 524,543,160 shares of its common stock related to the conversion of $188,460 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00037 per share. The fair value of the shares issued was $2,422,722.

Sale of Restricted Common Stock

During the year ended June 30, 2021, the Company issued 225,000,000 commitment shares related to convertible note transactions, with 4 investors.

Stock Based Compensation

During the year ended June 30, 2021 the Company issued 220,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $2,809,000, or $0.013 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2021 the Company issued and vested 56,666,669 shares of its $0.0001 par value common stock to three consultants, as compensation under three separate consulting agreements. The shares were valued at $354,000, or $0.001 per share, based on the share price at the time of the transactions.

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

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2021	2020
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	$35,500	$30,000
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$35,500	$30,000

(1) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2) Consists of fees relating to any tax compliance and tax planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Index to Financial Statements and Financial Statement Schedules

Item 16. Form 10-K Summary.

Not Applicable.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

b. Exhibits

Exhibit No.	Description of Exhibit

2.1	Merger Agreement Between Jaguar Investments, Inc., Freight Rate, Inc., and Jag2 Corporation (1)

2.2	Agreement and Plan of Merger by and among Fittipaldi Logistics, Inc., State Petroleum Acquisition Corp. and State Petroleum Distributors, Inc. (30)

2.3
Membership Interest Purchase Agreement by and among Threat Surface Solutions Group, LLC, Acquired Data Solutions, Inc., Ramparts, LLC, and Kevin Anderson, an Individual, and Visium Technologies, Inc. (36)

2.4
First Amendment to Membership Interest Purchase Agreement by and among Threat Surface Solutions Group LLC, Acquired Data Solutions, Inc., Ramparts, LLC, and Kevin Anderson, an Individual, and Visium Technologies, Inc. (37)

3.1	Articles of Incorporation of Jaguar Investments, Inc. (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc. (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and Visium Technologies, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

4.47	Form of Promissory Note issued to FirstFire Global Opportunities Fund, LLC (37)

4.48	Form of Warrant issued to FirstFire Global Opportunities Fund, LLC (37)

4.49	Form of Promissory Note issued to Auctus Fund, LLC (38)

4.50	Form of Warrant issued to Auctus Fund, LLC (38)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between Visium Technologies, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.19	Visium/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

10.24	Exclusive License Agreement between George Mason Research Foundation, Inc. and Visium Technologies, Inc.(36)

10.25	Securities Purchase Agreement by and between the Company and FirstFire Global Opportunities Fund, LLC (37)

10.26	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC (38)

10.27	Amendment No. 1 to License Agreement, dated May 7, 2020, between The MITRE Corporation and Visium Analytics, LLC (39)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)*

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Reserved

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

(36)	Incorporated by reference to Current Report on Form 8-K filed on July 27, 2019.

(37)	Incorporated by reference to Current Report on Form 8-K filed on January 10, 2019.

(38)	Incorporated by reference to Current Report on Form 8-K filed on January 16, 2019.

(39)	Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed on May 13, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/s/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: October 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	October 13, 2021
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and
  Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Visium Technologies, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses for the year ended June 30, 2021. The Company had a net loss of $3,373,459, had net cash used in operating activities of $792,640, and had negative working capital of $2,837,187. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

 Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

 Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Extinguishment of Debt

Description of the Matter

In June 2021, the Company obtained a legal opinion to extinguish aged debt totaling $787,272 as detailed in Note 5. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. Auditing the accuracy of the legal letter and applicable statue of limitations was based on significant auditor judgement.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter include the following: (i) obtaining the legal opinion supporting the write-off of the liabilities; (ii) evaluating the expertise and qualifications of the firm providing the legal opinion and concluding that they have the necessary expertise to provide such an opinion; (iii) substantiating the opinion by attempting to confirming the specific debts written off either in current or through past confirmation attempts (iv) reviewing the convertible note agreements and verifying the dates of those debts that have been written off and are in fact past the statute of limitations. Based on these procedures and evidence obtained we concluded that the debts were appropriately written off.

We have served as the Company’s auditor since 2017.

Margate, Florida October 13, 2021

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	2020
ASSETS
Current assets:
Cash	$125,166	$30,251
Prepaid license fee	55,418	-

Total current assets	180,584	30,251

Total assets	$180,584	$30,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$425,804	$333,805
Accrued compensation	672,529	652,529
Accrued interest	366,149	677,857
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $396,033 and $0, respectively	809,195	852,965
Derivative liability	184,381	438,553
Notes payable, net of discount of $18,252 and $0, respectively	411,748	205,000
Due to officers	-	102,340
Total current liabilities	3,017,771	3,411,011

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2021 and 2020)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 3,098,271,081 shares issued and 2,946,271,108 outstanding at June 30, 2021, and 1,544,793,446 shares issued and 1,544,126,787 outstanding at June 30, 2020, respectively (See Note 6)	294,627	154,413
Additional paid in capital	48,217,903	44,441,085
Accumulated deficit	(51,365,037)	(47,991,578)
Total stockholders’ deficit	(2,837,187)	(3,380,760)

Total liabilities and stockholders’ deficit	$180,584	$30,251

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2021	June 30, 2020

Revenues	$25,000	$-

Operating expenses:
Selling, general and administrative	3,879,158	917,993
Development expense	258,168	35,500
Total operating expenses	4,137,326	953,493

Loss from operations	(4,112,326)	(953,493)

Other income (expense)
Gain on change in fair value of derivative liabilities	1,844,460	385,367
Derivative liability expense	(1,059,282)	(61,396)
Interest expense	(442,171)	(323,021)
Gain (loss) on debt settlement	28,863	(593,907)
Gain on debt write off	578,408	-
Warrant exercise expense	(211,411)	-
Other income	-	4,000
Total other income (expense)	738,867	(588,957)

Net loss	$(3,373,459)	$(1,542,450)

Weighted average common shares
Basic and diluted	1,977,488,957	312,626,670

Net loss Per Common Share –Basic and Diluted:	$(0.002)	$(0.005)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Common
	Series A		Series B		Series AA		Stock
	$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	13,992,340	$13,992	1,327,640	$1,328	1	$0	42,066,269	$4,207	$43,184,984	$(46,449,128)	$(3,244,617)

Shares issued as compensation to directors and officers							348,000,000	34,800	113,200		148,000
Shares issued for consulting services							199,850,000	19,985	178,750		198,735
Shares issued for conversion of notes payable							954,210,518	95,421	964,151		1,059,572

Net loss for the year ended June 30, 2021										(1,542,450)	(1,542,450)

Balance at June 30, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,578)	$(3,380,760)

Shares issued as compensation to directors and officers							220,000,000	22,000	2,787,000		2,809,000
Shares issued for consulting services							56,666,669	5,667	348,333		354,000
Shares issued for conversion of notes payable							524,543,160	52,454	338,585		391,039
Commitment shares issued pursuant to financings							225,000,000	22,500	110,529		133,029
Shares issued upon exercise of stock warrants							375,934,483	37,593	173,818		211,411
Amortization of deferred compensation									18,553		18,553
Net loss for the year ended June 30, 2021										(3,373,459)	(3,373,459)

Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,946,271,099	$294,627	$48,217,903	$(51,365,037)	$(2,837,187)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net loss	$(3,373,459)	$(1,542,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	305,499	206,249
Stock based payments for consultants, directors, and officers	3,163,000	346,735
(Gain) loss on debt settlement/write-offs	(607,271)	593,907
Gain on change in fair value of derivative liabilities	(1,844,460)	(385,367)
Warrant conversion expense	211,411	-
Derivative liability expense	1,059,282	61,396
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	445,850	130,832
Accrued compensation	20,000	336,000
Accrued interest	96,007	145,941
Prepaid license fee	(55,417)	-
Discount on notes payable	(213,082)	-
Net cash used in operating activities	(792,640)	(106,757)

Cash flows from financing activities:
Advance from officers	(102,340)	40,340
Proceeds from convertible notes payable	838,595	78,000
Proceeds from short term notes payable	225,000	-
Repayment of convertible notes	(73,700)	-
Net cash provided by financing activities	887,555	118,340

Net increase in cash	94,915	11,583

Cash at beginning of year	30,251	18,668

Cash at end of year	$125,166	$30,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$39,755	$-
Income taxes	$-	$-

Issuance of common stock for conversion of notes payable and accrued interest (fair value of the shares issued - $2,227,062 and $1,059,572, respectively	$188,460	$333,220
Change in fair value of derivative liability related to debt conversions	$-	$92,444
Derivative liability attributable to debt discount on new notes payable	-	48,000

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

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

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended June 30, 2021 we had a net loss of $3,373,459, had net cash used in operating activities of $792,640 and had negative working capital of $2,837,187. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2021 and 2020.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2021 and 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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
JUNE 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2021 of $184,381.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

All revenues are recorded in accordance with ASC 606, which is recognized when: (i) a contract with a client has been identified, (ii) the performance obligation(s) in the contract have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to each performance obligation in the contract, and (v) the Company has satisfied the applicable performance obligation over time.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2021, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2020 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2020-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position. There have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2021 and 2020 as their effect would be anti-dilutive. Potential common shares that would be as follows:

	For the Years ended June 30,
	2021	2020
Weighted average common shares outstanding	1,977,488,957	312,626,670
Effect of dilutive securities-when applicable:
Convertible promissory notes	142,079,692	1,014,701,330
Preferred Stock	13,996,767	13,996,767
Warrants	12,165,260	500,000
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	2,145,730,676	1,341,824,767

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 3: PREPAID LICENSE FEE

In April 2021, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid annually at a rate of $70,000 annually. The prepaid license fee is amortized on a straight line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations.

NOTE 4: DERIVATIVE LIABILITY

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January, February, and June 2021. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant, ranging from $0.0055 to $0.02 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2021 and June 30, 2020 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $1,844,460 and $385,367 for the years ended June 30, 2021 and 2020, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at June 30, 2021 and June 30, 2020 was $69,334 and $250, respectively. The fair value of the derivative liability related to the convertible debt at June 30, 2021 and June 30, 2020 is $115,047 and $438,303, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2021	2020
Effective exercise price	$0.00361 – $0.02	$0.00032 – $0.00091
Effective market price	$0.006	$0.0008
Expected volatility	96.4% to 304.0%	323.22% to 335.47%
Risk-free interest	0.05% - 0.25%	0.05%
Expected terms	60 - 711 days	60 - 559 days
Expected dividend rate	0%	0%

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2021 and June 30, 2020 convertible debentures consisted of the following:

	June 30,
	2021	2020
Convertible notes payable	$1,205,228	$852,962
Discount on convertible notes	(396,033)	-
Convertible notes, net	809,195	852,962

Convertible notes payable to ASC Recap	147,965	147,965
Total	$957,160	$1,000,927

The Company had convertible promissory notes aggregating approximately $957,000 and $1.1 million at June 30, 2021 and June 30, 2020, respectively. The related accrued interest amounted to approximately $162,765 and $503,068 at June 30, 2021 and June 30, 2020, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00361 to $22,500 (as a result of two reverse stock splits) per share. At June 30, 2021, $324,009 of convertible promissory notes had matured, are in default and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

In June 2021, the Company obtained a legal opinion to extinguish aged debt totaling $787,272 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accrued interest expense	$385,803
Convertible notes payable	401,469
$787,272

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

For the year ended June 30, 2021, the following summarizes the conversion of debt for common shares:

		Amount			Adjustment		Conversion
	Shares	Converted		Conversion	to		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
FirstFire Global Opportunities Fund LLC	49,000,000	$ 14,725	$ -	$ 1,200	$ 18,375	$ 34,300	$ 0.0003
Auctus Funds, LLC	414,144,160	74,928	3,603	4,500	177,005	260,036	0.0002
Labrys	61,399,000	77,203	18,000	1,500	-	97,603	0.0016
TOTAL	524,543,160	$ 166,856	$ 21,603	$ 7,200	$ 195,380	$ 391,039	$ 0.00037

Transactions

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

On June 17, 2021, the Company issued a promissory note to Labrys Fund, LP in the principal amount of $109,250 for a purchase price of $115,000.

The Note, which reflects a 5% original issuance discount, bears interest at 8% per year and matures on June 17, 2022. he Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The Note is convertible into shares of the Company’s common stock at conversion price of $0.006 per share, subject to adjustment as provided therein. The closing of the Purchase Agreement occurred on June 21, 2021.

Notes Payable

The Company had promissory notes aggregating $411,748 and $205,000 at June 30, 2021 and 2020, respectively. The related accrued interest amounted to approximately $203,384 and $175,000 at June 30, 2021 and June 30, 2020, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $205,000 that are outstanding as of June 30, 2021 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

In October, 2020 the Company issued $ promissory notes totaling $225,000 to three accredited investors. The notes have a term of one year, and bear interest at 8%.

The Company recognized interest expense on promissory notes payable of approximately $28,400 and $16,000 during the fiscal years 2021 and 2020, respectively.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 6: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2021, is as follows:

Accrued interest payable at June 30, 2020	$677,857
Interest expense on notes payable for the year ended June, 2021	136,360
Write off of accrued interest	(385,803)
Payments of accrued interest	(40,662)
Conversion of accrued interest into common stock	(21,603)
Accrued interest payable at June 30, 2021	$366,149

Interest expense for year ended June 30, 2021 was comprised of the following:

Interest expense for the year ended June 30, 2021	$136,668
Amortization of debt discount	305,499
Total interest expense for the year ended June 30, 2021	$442,167

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2021, the Company had 10,000,000,000 authorized common shares. At June 30, 2021, the Company has 3,098,271,081 common shares issued of which 2,946,271,108 were outstanding, which is net of 152,666,659 unvested shares issued for the restricted stock awards granted during the year. See Note 7.

Issuances of Common Stock During 2021

Convertible Notes Payable

During the fiscal year ended June 30, 2021 the Company issued 524,543,160 shares of its common stock related to the conversion of $188,460 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.00037 per share. The fair value of these conversions was $2,031,402.

Stock Based Compensation

During the fiscal year ended June 30, 2021 the Company issued 220,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants. The shares were valued at $2,809,000, or $0.0128 per share, based on the share price at the time of the transactions.

During the fiscal year ended June 30, 2021 we issued 56,666,670 shares of its common stock to consultants, as compensation. The shares were valued at $0.00625, the market price on the date of issuance for a total value of $354,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

Issuances of Common Stock During the Year ended June 30, 2020

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

The holders of the warrants issued in 2019 exercised all of their warrants on a cashless basis, during the three months ended December 31, 2020. Due to the price protection features of these warrants, the Company issued 374,500,000 warrant shares to these warrant holders.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2021 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	500,000	$0.15
Granted	46,838,209	$0.011
Granted due to repricing	347,761,534	0.0002
Exercised	(375,934,483)	0.0002
Forfeited	(7,000,000)	0.0002
Balance at end of period	12,165,260	$0.011

Warrants exercisable at end of period	12,165,260	$0.011

Weighted average fair value of warrants granted due to repricing during the period		$72,992

Preferred Stock

Series A, B, and AA issued and outstanding shares of the Company’s convertible preferred stock have a par value of $0.001. All classes rank(ed) prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 8 - STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Plan on April 18, 2021. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 16 million shares at an average price of $0.015 with a fair value of $0.00. For the years ended June 30, 2021 and 2020, the Company issued options to purchase 16 million and 0 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the years ended June 30, 2021 and 2020, the Company recognized an expense of approximately $18,554 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2021, the Company had approximately $143,141 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.83 years. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 1,583,000 shares that have vested as of June 30, 2021.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended June 30,
	2021	2020
Expected volatility	369.76% - 496.27%	-%
Expected term	4 Years	-
Risk-free interest rate	0.76%-0.84%	-%
Forfeiture Rate	0.00%	-%
Expected dividend yield	0.00%	-%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

A summary of the status of the Company’s outstanding stock options as of June 30, 2021 and 2020 and changes during the periods ending on that date is as follows:

		Weighted Average		Aggregate	Weighted
		Exercise	Grant Date Fair	Intrinsic	Average Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2020	-	$-	$-	$0
Granted	16,000,000	0.015	-	0	4.96
Exercised	-	.-	-	-
Forfeiture and cancelled	-	-
At June 30, 2021	16,000,000	$0.015	$-	$0	4.96

The following table summarizes information about employee stock options outstanding at June 30, 2021:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2020	Life	Price	2020	Price	Life
$0.01	8,000,000	5.00	$0.01	1,333,333	$0.01	5.00
$0.02	8,000,000	4.92	$0.02	250,000	$0.02	4.92
Outstanding options	16,000,000	4.96	$0.015	1,583,333	$0.015	4.96

As of June 30, 2021, the Company had approximately $143,141 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.96 years.

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2021 and 2020 is presented in the following table:

	For the Year ended
	June 30, 2021		June 30, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	666,659	$0.06	3,544,447	$0.06
Granted	198,000,000	$0.0115	-	$-
Forfeited	-	-	(1,227,788)	0.06
Vested	(66,666,659)	$0.0115	(1,650,000)	$0.06
Unvested at end of period	132,000,000	$0.0115	666,659	$0.06

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of June 30, 2021 was $1,518,000 and is expected to be recognized over a weighted average period of 0.75 years.

NOTE 9: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30 2021 and 2020 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2021	2020
Statutory federal rate	(21.7)%	(21.0)%
State income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent differences, including stock-based compensation	8.6%	8.6%
Change in valuation allowance	16.7%	16.0%
Effective tax rate	0.0%	0.0%

At June 30, 2021 and 2020 the Company’s deferred tax assets were as follows:

	June 30, 2021	June 30, 2020
Tax benefit of net operating loss carry forward	$7,245,000	$7,047,000
Intangible	-	-
Total deferred tax assets	7,245,000	7,047,000

Less: valuation allowance	(7,245,000)	(7,047,000)
Net deferred tax assets	$-	$-

As of June 30, 2020, the Company had unused net operating loss carry forwards of approximately $34.5 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2039. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 9: INCOME TAXES, continued

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

The Company’s valuation allowance at June 30, 2021 and 2020 was $7,245,000 and $7,047,000, respectively. The change in the valuation allowance during the year ended June 30, 2020 was an increase of approximately $198,000. The change in the valuation allowance during the year ended June 30, 2020 was a decrease of $943,000. Effective December 22, 2018 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21.7% for the year ended June 30, 2020. Going forward the blended rate will be 25.4% for future years.

NOTE 10: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. During year ended June 30, 2021 Mr. Lucky advanced $40,340 to the Company. $0 in advances remain outstanding as of June 30, 2021. Mr. Lucky is owed $1,451 for out-of-pocket expenses as of June 30, 2021, which is included on the balance sheet in Accounts payable and accrued expenses.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at June 30, 2021.

VISIUM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020

NOTE 11: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2021, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of June 30, 2021, we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of June 30, 2021, we have not generated any revenue related to these license agreements.

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

The Court ruled in the Company's favor, dismissing the involuntary bankruptcy petition and allowing the Company to file a motion with the Court seeking compensatory and punitive damages. In addition, Visium plans to file an affidavit of fees and costs incurred in connection with Visium's defense of the Involuntary Petition.

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

Note 12 – Fair Value Measurement

Fair value measurements

At June 30, 2021 and 2020, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2021:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes			115,047
Derivative liability – Warrants	$-	$-	$69,334
Total derivative liability	$-	$-	$184,381

NOTE 13: SUBSEQUENT EVENTS

In the quarter ended September 30 2021, our consultants vested 31,500,000 shares of our $0.0001 par value common stock, valued at $362,250, or at an average price per share of $0.0115.

In the quarter ended September 30 2021our directors and officers vested 30,000,000 shares of our $0.0001 par value common stock, valued at $345,000, or at an average price per share of $0.0115.

In July 2021 the Company issued 198,046,241 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $807,930 of its outstanding convertible notes, valued at $0.0042 per share.

In July 2021 the Company issued 6,587,229 shares of its $0.0001 par value common stock upon the cashless exercise of a common stock warrant.

In September 2021 the Company entered into two securities purchase agreement (the “Purchase Agreements”) with a single institutional investor (the “Purchaser”) resulting in the raise of $1,500,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreements, the Company agreed to sell, in a registered director offering, an aggregate of 300,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.005 per Share (the “Offering”). The Offerings closed on September 15, 2021 and September 27, 2021, respectively.

In September 2021 the Company repaid the remaining outstanding convertible debt held by Labrys Funds, LP in the principal amount of $115,000, plus accrued interest.

