Form 10-Q
period 2021-09-30
VISIUM TECHNOLOGIES, INC.
filed 2021-11-08
CIK 1082733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 5, 2021, was 3,540,571,243.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on October 13, 2021. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

2

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Visium Technologies, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$999,769	$125,166
Prepaid license fee	37,917	55,418

Total current assets	1,037,686	180,584

Total assets	$1,037,686	$180,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$443,032	$425,804
Accrued compensation	732,529	672,529
Accrued interest	376,490	366,149
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $396,033, as of September 30, 2021 and June 30, 2021, respectively	317,431	809,195
Derivative liability	203,289	184,381
Notes payable, net of discount of $3,363 and $18,252, as of September 30, 2021 and June 30, 2021, respectively	426,637	411,748
Total current liabilities	2,647,373	3,017,771

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 3,631,904,551 shares issued and 3,512,404,569 outstanding at September 30, 2021, and 3,122,271,108 shares issued and 2,960,267,873 outstanding at June 30, 2021, respectively (See Note 7)	351,241	294,627
Additional paid in capital	51,204,608	48,217,903
Accumulated deficit	(53,180,856)	(51,365,037)
Total stockholders’ deficit	(1,609,687)	(2,837,187)

Total liabilities and stockholders’ deficit	$1,037,686	$180,584

(1)	Derived from audited financial statements

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	1,200,033	193,196
Development expense	110,413	95,000
Total Operating Expenses	1,310,446	288,196

Loss from Operations	(1,310,446)	(288,196)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(18,908)	124,332
Interest expense	(486,464)	(26,908)
Loss on extinguishment of debt	-	(154,901)
Total other income (expenses)	(505,372)	(57,477)

Net loss	$(1,815,818)	$(345,673)

Loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	3,053,946,334	1,832,561,950

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,946,271,099	$294,627	$48,217,903	$(51,365,038)	$(2,837,188)

Shares issued as compensation to directors and officers							30,000,000	3,000	342,000		345,000
Shares issued for consulting services							31,500,000	3,150	323,598		326,748
Shares issued for conversion of notes payable							198,046,241	19,806	811,242		831,048
Shares issued for sale of common stock							300,000,000	30,000	1,470,000		1,500,000
Amortization of deferred compensation									40,524		40,524
Shares issued for cashless warrant exercise							6,587,229	659	(659)		-
Net loss for the three months ended September 30, 2021										(1,815,818)	(1,815,818)

Balance at September 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,512,404,569	$351,241	$51,204,608	$(53,180,856)	$(1,609,687)

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,5748)	$(3,380,760)

Shares issued as compensation to directors and officers							90,000,000	9,000	36,000		45,000
Shares issued for consulting services							30,200,001	3,020	23,980		27,000
Shares issued for conversion of notes payable							361,948,560	36,195	197,424		233,619
Net loss for the three months ended September 30, 2021										(345,673)	(345,673)

Balance at September 30, 2020	13,992,340	$13,992	1,327,640	$1,328	1	$0	2,026,275,348	$202,628	$44,698,489	$(48,337,251)	$(3,420,814)

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,815,818)	$(345,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	671,748	72,000
Amortization of deferred compensation	40,524	-
(Gain) loss on change in derivative liabilities	18,908	(124,332)
Loss on extinguishment of debt		154,901
Amortization of debt discount	410,922	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,232	109,379
Prepaid license fee	17,500
Accrued interest	68,587	26,910
Accrued compensation	60,000	84,000
Net cash used in operating activities	(510,397)	(22,815)

Cash flows from financing activities:
Advances from (repayment to) officers	-	(5,500)
Proceeds from sale of common stock	1,500,000	-
Repayment of convertible note payable	(115,000)	-
Net cash provided by (used in) financing activities	1,385,000	(5,500)

Net increase (decrease) in cash	874,603	(28,315)

Cash, beginning of period	125,166	30,251

Cash, end of period	$999,769	$1,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,200	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest	$831,048	$73,768

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

The Company is focused on digital risk management, cybersecurity, and technology services for network physical security, the Cloud, mobility solutions, critical infrastructure security, and the Internet of Things (“IOT”).

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended September 30, 2021 we had a net loss of $1,815,818, had net cash used in operating activities of $510,397 and had negative working capital of $1,609,687. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Update

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The pandemic has had significant impacts around the globe and in many locations in which we operate. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. The effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.

Throughout the pandemic we have continued to make investments to support business growth and product development, including investments in research and development as we continue to introduce new applications to extend the functionality of our products, sales and marketing to support customer growth, and other critical functions to ensure the highest levels of customer service and support as well as ensuring that we maintain the required infrastructure to be a public company. We expect to continue to make these investments. As of September 30, 2021, COVID-19 has not had a material impact on our results of operations or financial condition.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2021. The results of operations for the three months ended September 30, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2021 and year ended June 30, 2021.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2021 and June 30, 2021 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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
SEPTEMBER 30, 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of September 30, 2021 of $203,289.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2021 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2021, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2020 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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
SEPTEMBER 30, 2021

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

	September 30,	June 30,
	2021	2021
Weighted average common shares outstanding	3,053,946,334	1,977,488,957
Effect of dilutive securities-when applicable:
Convertible promissory notes	9,061,929	142,079,692
Preferred stock	13,996,767	13,996,767
Common stock options	16,000,000	-
Warrants	3,912,663	12,165,260
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,096,917,693	2,145,730,676

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 3: PREPAID LICENSE FEE

In April 2021, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid at a rate of $70,000 annually. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations.

NOTE 4: DERIVATIVE LIABILITY

Derivative liability - warrants

The Company issued warrants in connection with convertible notes payable which were issued in January, February, and July 2021. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant, ranging from $0.0055 to $0.02 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2021 and June 30, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $18,908 and a gain of $124,332 for the three months ended September 30, 2021 and 2020, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at September 30, 2021 and June 30, 2021 was $34,166 and $69,334, respectively. The fair value of the derivative liability related to the convertible debt at September 30, 2021 and June 30, 2021 is $169,123 and $115,047, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Three Months Ended September 30,
	2021	2020
Effective exercise price	$ 0.0055 – $0.02	$ 0.00361 – $0.02
Effective market price	$0.0098	$0.006
Expected volatility	191.4%to315.8%	96.4%to304.0%
Risk-free interest	0.05%-0.28%	0.05%-0.25%
Expected terms	60 – 1,073 days	60 - 711 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2021 is follows:

Derivative liability at June 30, 2021	$184,381
Loss on change in fair value of derivative liability	18,908
Derivative liability at September 30, 2021	$203,289

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2021 is as follows:

Accrued interest payable at June 30, 2021	$366,149
Interest expense accrued for the three months ended September 30, 2021	75,542
Interest paid in cash	(9,200)
Conversion of accrued interest into common stock	(56,001)
Accrued interest payable at September 30, 2021	$376,490

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At September 30, 2021 and June 30, 2021 convertible debentures consisted of the following:

	September 30,	June 30,
	2021	2021
Convertible notes payable	$317,431	$1,205,228
Discount on convertible notes	-	(396,033)
Convertible notes, net	317,431	809,195

Convertible notes payable to ASC Recap	147,965	147,965
Total	$465,396	$957,160

The Company had convertible promissory notes aggregating approximately $465,000 and $957,000 at September 30, 2021 and June 30, 2021, respectively. The related accrued interest amounted to approximately $163,000 and $161,000 at September 30, 2021 and June 30, 2021, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00483 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2021, approximately $317,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing the notes and does not believe that the balances of these notes are owed. See Note 10 – Commitments and Contingencies in the footnotes to the financial statements. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

For the three months ended September 30, 2021, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Labrys Funds	198,046,241	$772,798	$56,000	$2,250	$831,048	$0.00417
TOTAL	198,046,241	$772,798	$56,000	$2,250	$831,048	$0.00417

Notes Payable

The Company had promissory notes aggregating $430,000 at September 30, 2021 and June 30, 2021, respectively. The related accrued interest amounted to approximately $213,389 and $204,912 at September 30, 2021 and June 30, 2021, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of September 30, 2021 have matured, are in default, and remain unpaid.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2021, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Three Months Ended September 30, 2021

Convertible Notes Payable
During the three months ended September 30, 2021 the Company issued 198,046,241 shares of its common stock related to the conversion of $831,048 of principal and accrued interest for three of its convertible notes payable, at an average contract conversion price of $0.00417 per share. These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Stock Based Compensation
During the three months ended September 30, 2021 the Company issued 30,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $345,000, or $0.0115 per share, based on the share price at the time of the transactions.

During the three months ended September 30, 2021 31,500,000 shares of its $0.0001 par value common stock vested to six consultants, as compensation under six separate consulting agreements. The shares were valued at $326,748, or $0.0109 per share.

Warrant Exercises
During the three months ended September 30, 2021 the Company issued 6,587,229 shares of its $0.0001 par value common stock pursuant to a two cashless exercises.

Sale of Common Stock
During the three months ended September 30, 2021 the Company entered into two securities purchase agreement (with a single institutional investor resulting in the raise of $1,500,000 in gross proceeds to the Company, in exchange for 300,000,000 shares of its $0.0001 par value common stock, or at $0.0005 per share.

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

In July 2021 we issued 851,299 warrants with a two year life, and a fixed exercise price of $0.0077.

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

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2021 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	12,165,260	$0.011
Granted	851,299	$0.0077
Exercised	(6,565,229)	0.0074
Forfeited	(2,538,667)	0.0074
Balance at end of period	3,912,663	$0.0113

Warrants exercisable at end of period	3,912,663	$0.0113

The following table summarizes information about common stock warrants outstanding at September 30, 2021:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2021	Weighted Average Exercise Price
$0.0055	1,636,364	1.28 Years	$0.0055	1,636,364	$0.0055
0.0077	851,299	1.78 Years	0.0077	851,299	0.0077
0.0200	1,425,000	1.36 Years	0.0200	1,425,000	0.0200
	3,912,663	1.28 Years	$0.0113	3,912,663	$0.0113

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 16 million shares at an average price of $0.015 with a fair value of $0.00. For the three months ended September 30, 2021 and 2020, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended September 30, 2021 and 2020, the Company recognized an expense of approximately $40,524 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2021, the Company had approximately $103,004 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.83 years. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 4,250,000 shares that have vested as of September 30, 2021.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended June 30,
	2021	2020
Expected volatility	370%-497%	-%
Expected term	4 Years	-
Risk-free interest rate	0.76%-0.84%	-%
Forfeiture Rate	0.00%	-%
Expected dividend yield	0.00%	-%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2021 and 2020 and changes during the periods ending on that date is as follows:

		Weighted Average		Aggregate	Weighted Average
		Exercise	Grant Date	Intrinsic	Remaining
	Shares	Price	Fair Value	Value	Term (Yrs)
Options
At June 30, 2021	16,000,000-	$0.015	$-	$0
Granted	-	-	-	0
Exercised	-	-	-	-
Forfeiture and cancelled	-	-
At September 30, 2021	16,000,000	$0.015	$-	$0	4.65

The following table summarizes information about employee stock options outstanding at June 30, 2021:

	Outstanding Options			Vested Options
	Number	Weighted	Weighted	Number	Weighted	Weighted
	Outstanding at	Averaged	Averaged	Exercisable at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2020	Life	Price	2020	Price	Life
$0.01	8,000,000	4.71	$0.01	1,583,333	$0.01	4.71
$0.02	8,000,000	4.59	$0.02	2,666,667	$0.02	4.59
Outstanding options	16,000,000	4.65	$0.015	4,250,000	$0.015	4.65

As of September 30, 2021, the Company had approximately $103,004 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.71 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2021 and June 30, 2021 is presented in the following table:

	For the Three months ended
	September 30, 2021
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	132,000,000	$0.0115
Granted	44,000,000	$0.0079
Forfeited	-	-
Vested	(56,500,000)	$0.0110
Unvested at end of period	119,500,000	$0.0100

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2021 was $1,242,550 and is expected to be recognized over a weighted average period of 0.55 years. The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense.

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2021 there was $0 outstanding of such advances made to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at September 30, 2021.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2021, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of September 30, 2021, we have not generated any revenue related to these license agreements. These license agreements will not be renewed or extended.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of September 30, 2021, we have not generated any revenue related to these license agreements.

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

In January 2021 the Company won a dismissal of an involuntary bankruptcy petition that was filed against the Company in the Southern District Court of Florida on December 30, 2020, which had been brought by three parties, (i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Mgmt LLC (collectively the “Petitioning Creditors”).

The Court ruled in the Company’s favor, dismissing the involuntary bankruptcy petition and allowing the Company to file a motion with the Court seeking compensatory and punitive damages. In addition, Visium plans to file an affidavit of fees and costs incurred in connection with Visium’s defense of the Involuntary Petition.

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

VISIUM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 10 – Fair Value Measurement

Fair value measurements

At September 30, 2021 and June 30, 2021, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2021 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2021:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$169,123
Derivative liability – Warrants		-		-	34,166
Total derivative liability		$-		$-	$203,289

NOTE 11: SUBSEQUENT EVENTS

In October 2021 our consultants vested 10,166,666 shares of our $0.0001 par value common stock, valued at $116,917, or at an average price per share of $0.0115.

In October 2021 our directors and officers vested 18,000,000 shares of our $0.0001 par value common stock, valued at $169,400, or at an average price per share of $0.0094.

In October 2021 the Company issued 8,000,000 shares of our $0.0001 par value common stock to two employees as compensation, valued at $54,400, or at an average price per share of $0.0068.

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

The Company has developed integration partnerships with larger established technology companies and is using these partnerships as part of its go-to-market strategy. In addition, the Company has partnered with value-added resellers that sell to the federal government and commercial markets. The Company is focused on digital risk management, cybersecurity solutions, and technology services for network physical security, the Cloud, and mobility solutions. We solve mission-critical problems.

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

VISIUM TECHNOLOGIES, INC.
RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2021 and 2020

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2021	in % 2021
	2021	2020	vs 2020	vs 2020
Operating expenses:
Selling, general and administrative	$1,200,030	$193,196	$1,024,335	530.2%
Development expense	110,413	95,000	15,413	16.2%
Total operating expenses	1,310,443	288,196	1,039,748	360.8%

Operating loss	(1,310,443)	(288,196)	1,039,748	360.8%

Other expense:
Gain (loss) on change in fair value of derivative liabilities	(18,908)	124,332	(143,240)	(115.2)%
Loss on extinguishment of debt	-	(154,901)	(114,487)	100.0%
Interest expense	(486,464)	(26,908)	(459,556)	1,707.9%
	(505,372)	(57,477	(447,895)	(779.3)%

Net loss	$(1,815,815)	(345,673)	$(1,487,643)	430.4%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2021, selling, general and administrative expenses were $1,200,030as compared to $193,196 for the three months ended September 30, 2020, an increase of $1,024,335 or approximately 530%. For the three months ended September 30, 2021 and 2020 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	September 30,		Increase/
	2021	2020	Decrease	% Change
Accounting expense	$23,071	$22,950	$121	0.5%
Consulting fees	7,500	-	7,500	100.0%
Salaries	158,981	84,000	74,981	89.3%
Legal and professional fees	267,530	10,500	257,030	2,447.9%
Occupancy expense	567	-	567	100.0%
Telephone expense	1,149	900	249	27.7%
Website expense	6,498	651	5,847	898.2%
Marketing Expense	1,156	-	1,156	100.0%
Stock based consulting expense	367,273	27,000	340,273	1,260.3%
Stock based compensation	345,000	45,000	300,000	1,185.0%
Other	21,305	2,195	19,110	870.6%
	$1,200,030	$193,196	$1,006,834	521.1%

The increase in selling, general and administrative expenses during fiscal Q1 of 2021, when compared with the prior year, is primarily due to an increase in stock-based consulting expense of $340,273, stock-based compensation expense of $300,000, legal and professional expenses of $257,030, higher salaries expense of $68,030.

We believe that our selling, general, and administrative expenses will decrease as the stock based consulting and compensation expenses and legal and professional expenses are not recurring expenses. Other expenses may increase as we increase our business activity over the remainder of fiscal 2022.

Development Expense

	Three-Months Ended
	September 30,		%
	2021	2020	Change
Development expense	$110,413	$95,000	16.2%

Development expense represents the expense of further enhancing and commercializing CyGraph. We believe that our development expense will continue at a lower expense rate for the remainder of fiscal 2021.

Interest Expense

	Three-Months Ended
	September 30,		%
	2021	2020	Change
Interest expense	$486,464	$26,908	$1,707.9%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The increase in interest expense during the three-month period ended September 30, 2021 is primarily due to the acceleration of interest expense related to the repayment of outstanding notes payable held by Labrys Fund, LP. In addition, there was an increase in discount amortization expense primarily related to the repayment outstanding notes payable of $410,922.

Liquidity and Capital Resources

	Balance at
	September 30, 2021	June 30, 2021
Cash	$999,769	$125,166
Accounts payable and accrued expenses	443,032	425,804
Accrued compensation	732,529	672,529
Notes, convertible notes, and accrued interest payable	$1,268,523	$1,753,057

At September 30, 2021 and June 30, 2021, our total assets consisted of cash and prepaid expenses.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2022. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $22,815 and $19,110 during the thee-month periods ended September 30, 2021 and 2020, respectively, and has a working capital deficit of approximately $3.4 million and $3.4 million at September 30, 2021 and June 30, 2021, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Three months ended September 30, 2021

Net cash used in operations during the three months ended September 30, 2021 increased by $487,580 or 2,137% over the same period during fiscal year 2020.

Capital Raising Transactions

In September 2021 the Company entered into two securities purchase agreements (the “Purchase Agreements”) with a single institutional investor (the “Purchaser”) resulting in the raise of $1,500,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreements, the Company agreed to sell, in a registered director offering, an aggregate of 300,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.005 per Share (the “Offering”). The Offerings closed on September 15, 2021 and September 27, 2021, respectively.

Other outstanding obligations at September 30, 2021

Convertible Notes Payable

The Company had convertible promissory notes aggregating $317,431 outstanding at September 30, 2021. The accrued interest amounted to approximately $163,168 as of September 30, 2021. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00483 and $22,500 per share, at the holders’ option. At September 30, 2021, approximately $317,000 of the promissory notes have matured.

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

Notes Payable

The Company had promissory notes aggregating $430,000 at September 30, 2021. The related accrued interest amounted to approximately $213,000 at September 30, 2021. The Notes Payable bear interest at a rate of 16% per annum. Interest is payable monthly. All promissory notes have matured as of September 30, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2021, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at September 30, 2021 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 28, 2021, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021 the Company issued 20,960,217 shares of its common stock related to the conversion of $90,212 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0043 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended September 30, 2021 the Company issued 483,333 shares of its $0.0001 par value common stock to two consultants, as compensation under two separate consulting agreements. The shares were valued at $29,000, or $0.06 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/s/ Mark Lucky
November 8, 2021		Mark Lucky
CEO, principal executive officer

	By:	/s/ Mark Lucky
November 8, 2021		Mark Lucky
CFO, principal accounting officer

times new roman; MARGIN: 0px; text-align:justify;">During the three months ended September 30, 2021 the Company issued 20,960,217 shares of its common stock related to the conversion of $90,212 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0043 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the three months ended September 30, 2021 the Company issued 483,333 shares of its $0.0001 par value common stock to two consultants, as compensation under two separate consulting agreements. The shares were valued at $29,000, or $0.06 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/s/ Mark Lucky
November 8, 2021		Mark Lucky
CEO, principal executive officer

	By:	/s/ Mark Lucky
November 8, 2021		Mark Lucky
CFO, principal accounting officer

