Form 10-Q/A
period 2021-09-30
VISIUM TECHNOLOGIES, INC.
filed 2021-11-08
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

  (Amendment No.1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-Q for the period year ended September 30, 2021 of Visium Technologies Inc.. (the “Company”) filed with the Securities and Exchange Commission on November 8, 2021 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,640	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,5748)	$(3,380,760)

Shares issued as compensation to directors and officers							90,000,000	9,000	36,000		45,000
Shares issued for consulting services							30,200,001	3,020	23,980		27,000
Shares issued for conversion of notes payable							361,948,560	36,195	197,424		233,619
Net loss for the three months ended September 30, 2021										(345,673)	(345,673)

Balance at September 30, 2021	13,992,340	$13,992	1,327,640	$1,328	1	$0	2,026,275,348	$202,628	$44,698,489	$(48,337,251)	$(3,420,814)

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

