Form 10-Q
period 2021-12-31
VISIUM TECHNOLOGIES, INC.
filed 2022-01-20
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 20, 2022, was 3,620,071,235.

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

2

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$361,560	$125,166
Prepaid license fee	20,417	55,418

Total current assets	381,977	180,584

Total assets	$381,977	$180,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$516,153	$425,804
Accrued compensation	682,529	672,529
Accrued interest	368,908	366,149
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $0 and $396,033, as of December 31, 2021 and June 30, 2021, respectively	317,431	809,195
Derivative liabilities	128,036	184,381
Notes payable, net of discount of $0 and $18,252, as of December 31, 2021 and June 30, 2021, respectively	205,000	411,748
Total current liabilities	2,366,022	3,017,771

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 3,681,071,235 shares issued and 3,620,071,235 outstanding at December 31, 2021, and 3,098,271,081 shares issued and 2,946,271,099 outstanding at June 30, 2021, respectively (See Note 7)	362,008	294,627
Additional paid in capital	52,109,948	48,217,903
Accumulated deficit	(54,471,321)	(51,365,037)
Total stockholders’ deficit	(1,984,045)	(2,837,187)

Total liabilities and stockholders’ deficit	$381,977	$180,584

(1)	Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	1,264,592	168,511	2,464,629	361,707
Development expense	85,912	10,994	196,325	105,994
Total Operating Expenses	1,350,504	179,505	2,660,954	467,701

Loss from Operations	(1,350,504)	(179,505)	(2,660,954)	(467,701)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	75,253	(673,826)	56,345	(549,494)
Gain (loss) on extinguishment of debt	-	(53,963)	-	(208,864)
Warrant exercise expense	-	(211,411)	-	(211,411)
Interest expense	(15,211)	(49,096)	(501,675)	(76,004)
Total other income (expenses)	60,042	(988,296)	(445,330)	(1,045,773)

Net loss	$(1,290,462)	$(1,167,801)	$(3,106,284)	$(1,513,474)

Loss per common share basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares outstanding – basic and diluted	3,516,595,175	2,142,394,543	3,273,092,114	1,929,418,649

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

(UNAUDITED)

For the three months ended December 31, 2021

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2021	13,992,340	13,992	1,327,670	$1,328	1	$0	3,512,404,569	$351,241	$51,204,608	$(53,180,859)	$(1,609,690)

Shares issued for consulting services							49,666,666	4,967	397,616		402,583
Shares issued as compensation							58,000,000	5,800	467,200		473,000
Amortization of deferred compensation									40,524		40,524
Net loss for the three months ended December 31, 2021										(1,290,462)	(1,290,462)
Balance at December 31, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,620,071,235	$362,008	$52,109,948	$(54,471,321)	$(1,984,045)

For the six months ended December 31, 2021

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,946,271,099	$294,627	$48,217,903	$(51,365,037)	$(2,837,187)

Shares issued for consulting services							81,166,666	8,117	721,214		729,331
Shares issued as compensation							88,000,000	8,800	809,200		818,000
Shares issued for conversion of notes payable and accrued interest							198,046,241	19,805	811,242		831,047
Shares issued pursuant to sale of common stock							300,000,000	30,000	1,470,000		1,500,000
Shares issued for exercise of warrants							6,587,229	659	(659)		-
Amortization of deferred compensation									81,048		81,048
Net loss for the six months ended December 31, 2021										(3,106,284)	(3,106,284)
Balance at December 31, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,620,071,235	$362,008	$52,109,948	(54,471,321)	$(1,984,045)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

(UNAUDITED)

For the three months ended December 31, 2020

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2020	13,992,340	13,992	1,327,670	$1,328	1	$0	2,026,275,348	$202,628	$44,698,489	$(48,337,251)	$(3,420,814)

Shares issued for consulting services							200,000	20	11,980		12,000
Commitment shares issued pursuant to financings							225,000,000	22,500	110,529		133,029
Shares issued for conversion of notes payable							101,195,600	10,120	50,598		60,718
Shares issued for exercise of warrants							348,261,534	34,826	176,585		211,411
Net loss for the three months ended December 31, 2020										(1,167,805)	(1,167,805)
Balance at December 31, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,700,932,482	$270,094	$45,048,181	$(49,505,056)	$(4,171,461)

For the six months ended December 31, 2020

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	1,544,126,787	$154,413	$44,441,085	$(47,991,578)	$(3,380,760)

Shares issued for consulting services							30,400,000	3,040	35,960		39,000
Shares issued as compensation							90,000,000	9,000	36,000		45,000
Commitment shares issued pursuant to financings							225,000,000	22,500	110,529		133,029
Shares issued for conversion of notes payable							463,144,160	46,314	248,022		294,336
Shares issued for exercise of warrants							348,261,534	34,826	176,585		211,411
Net loss for the six months ended December 31, 2020										(1,513,474)	(1,513,474)
Balance at December 31, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,700,932,482	$270,094	$45,048,181	(49,505,056)	$(4,171,461)

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,106,284)	$(1,513,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,547,332	84,000
Amortization of debt discount	410,922	20,128
Warrant exercise expense	-	211,411
(Gain) loss on change in fair value of derivative liability	(56,345)	549,494
Amortization of deferred compensation	81,048	-
Loss on extinguishment of debt	-	208,864
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	90,353	87,698
Prepaid expenses	35,000	-
Accrued interest	64,368	36,466
Accrued compensation	10,000	136,500
Net cash used in operating activities	(923,606)	(178,913)

Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	-
Repayment of convertible notes payable	(115,000)	(18,879)
Proceeds from notes payable	-	320,377
Repayment of promissory notes payable	(225,000)	-
Advances from officers	-	(102,340)

Net cash provided by financing activities	1,160,000	199,158

Net increase in cash	236,394	20,245

Cash, beginning of period	125,166	30,251

Cash, end of period	$361,560	$50,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,011	$15,807
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$831,047	$93,256

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended December 31, 2021 we had a net loss of $3,106,284, had net cash used in operating activities of $923,606 and had negative working capital of $1,984,045. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Throughout the pandemic we have continued to make investments to support business growth and product development, including investments in research and development as we continue to introduce new applications to extend the functionality of our products, sales and marketing to support customer growth, and other critical functions to ensure the highest levels of customer service and support as well as ensuring that we maintain the required infrastructure to be a public company. We expect to continue to make these investments. As of December 31, 2021, COVID-19 has not had a material impact on our results of operations or financial condition.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2021. The results of operations for the six months ended December 31, 2021, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2022, for example, refer to the fiscal year ending June 30, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2021 and year ended June 30, 2021.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2021 and June 30, 2021 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

DECEMBER 31, 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of December 31, 2021 of $128,036.

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

DECEMBER 31, 2021

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2021, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2021 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal  years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new

Basic and Diluted Earnings Per Share

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

	December 31,	June 30,
	2021	2021
Weighted average common shares outstanding	3,273,092,114	1,977,488,957
Effect of dilutive securities-when applicable:
Convertible promissory notes	95,911,155	142,079,692
Preferred stock	13,996,767	13,996,767
Common stock options	8,000,000	-
Warrants	6,814,782	12,165,260
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,397,814,818	2,145,730,676

NOTE 3: PREPAID LICENSE FEE

In April 2021, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid at a rate of $70,000 annually. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 4: DERIVATIVE LIABILITIES

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2021 and June 30, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $56,345 and a loss of $549,494 for the six months ended December 31, 2021 and 2020, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) on change of fair value of derivative liabilities”. The fair value of the warrants and convertible debt at December 31, 2021 and June 30, 2021 is as follows:

	December 31, 2021	June 30, 2021
Derivative liability - warrants	$14,500	$69,334
Derivative liability - convertible debt	113,536	115,047
Total derivative liabilities	$128,036	$184,381

These balances are reported on the consolidated balance sheet under the caption “Derivative liabilities”.

The Company has determined its derivative liabilities to be a Level 3 fair value measurements. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivatives are as follows:

	Six Months Ended December 31,
	2021	2020
Effective exercise price	$0.0055 – $0.02	$0.00361 – $0.02
Effective market price	$0.0098	$0.006
Expected volatility	191.4%to315.8%	96.4%to304.0%
Risk-free interest	0.05%-0.28%	0.05%-0.25%
Expected terms	60 – 1,073 days	60 - 711 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2021 is follows:

Derivative liabilities at June 30, 2021	$184,381
Gain on change in fair value of derivative liabilities	(56,345)
Derivative liabilities at December 31, 2021	$128,036

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2021 is as follows:

Accrued interest payable at June 30, 2021	$366,149
Interest expense accrued for the six months ended December 31, 2021	80,771
Interest paid in cash	(22,011)
Conversion of accrued interest into common stock	(56,001)
Accrued interest payable at December 31, 2021	$368,908

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At December 31, 2021 and June 30, 2021 convertible debentures consisted of the following:

	December 31,	June 30,
	2021	2021
Convertible notes payable	$317,431	$1,205,228
Discount on convertible notes	-	(396,033)
Convertible notes, net	317,431	809,195

Convertible notes payable to ASC Recap	147,965	147,965
Total	$465,396	$957,160

The Company had convertible promissory notes aggregating $317,431 and $1,205,228 at December 31, 2021 and June 30, 2021, respectively. The related accrued interest amounted to approximately $170,000 and $161,000 at December 31, 2021 and June 30, 2021, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0019 to $22,500 per share, as a result of the two reverse stock splits. At December 31, 2021, approximately $317,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes. In September 2021 the Company repaid in cash one convertible note in the principal amount of $115,000.

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

For the six months ended December 31, 2021, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Labrys Funds	198,046,241	$772,798	$56,000	$2,250	$831,047	$$0.00417
TOTAL	198,046,241	$772,798	$56,000	$2,250	$831,047	$$0.00417

Notes Payable

The Company had promissory notes aggregating $205,000 at December 31, 2021 and $430,000 at June 30, 2021, respectively. The related accrued interest amounted to approximately $198,978 and $204,912 at December 31, 2021 and June 30, 2021, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of December 31, 2021 have matured, are in default, and remain unpaid. In October, 2021 the Company repaid three promissory notes totaling $225,000 of principal.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2021, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Six Months Ended December 31, 2021

Convertible Notes Payable

 During the six months ended December 31, 2021 the Company issued 198,046,241 shares of its common stock related to the conversion of $831,047 of principal and accrued interest for three of its convertible notes payable, at an average contract conversion price of $0.00417 per share. These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

Stock Based Compensation

During the six months ended December 31, 2021 the Company issued 88,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $818,000, or $0.0093 per share, based on the share price at the time of the transactions.

During the six months ended December 31, 2021 81,166,666 shares of its $0.0001 par value common stock vested to six consultants, as compensation under six separate consulting agreements. The shares were valued at $729,331, or $0.009 per share.

Warrant Exercises

During the six months ended December 31, 2021 the Company issued 6,587,229 shares of its $0.0001 par value common stock pursuant to a two cashless exercises.

Sale of Common Stock

During the six months ended December 31, 2021 the Company entered into two securities purchase agreement (with a single institutional investor resulting in the raise of $1,500,000 in gross proceeds to the Company, in exchange for 300,000,000 shares of its $0.0001 par value common stock, or at $0.0005 per share.

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

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2021 and changes during the six months ended December 31, 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at June 30, 2021	12,165,260	$0.011
Granted	3,753,418	$0.0105
Exercised	(6,565,229)	0.0074
Forfeited	(2,538,667)	0.0074
Balance at December 31, 2021	6,814,782	$0.0113

Warrants exercisable at end of period	6,814,782	$0.0113

Weighted average fair value of warrants granted due to repricing during the period		N/A

The following table summarizes information about common stock warrants outstanding at December 31, 2021:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
$0.0055	1,636,364	1.03 Years	$0.0055	1,636,364	$0.0055
$0.0077	851,299	1.53 Years	$0.0077	851,299	$0.0077
$0.0091	1,807,229	2.75 Years	$0.0091	1,807,229	$0.0091
$0.0151	1,094,890	2.75 Years	$0.0151	1,094,890	$0.0151
$0.0200	1,425,000	1.11 Years	$0.0200	1,425,000	$0.0200
	6,814,782	1.84 Years	$0.113	6,814,782	$0.0113

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 16 million shares at an average price of $0.015 with a fair value of $0.00. For the six months ended December 31, 2021 and 2020, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the six months ended December 31, 2021 and 2020, the Company recognized an expense of approximately $81,048 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2021, the Company had approximately $103,004 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.83 years. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 4,250,000 shares that have vested as of December 31, 2021.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended December 31,	Year ended June 30,
	2021	2021
Expected volatility	370% - 497%	370%-497%
Expected term	4 Years	4Years
Risk-free interest rate	0.76%-0.84%	0.76%-0.84%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2021 and June 30, 2021 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2021	16,000,000	$0.015	$-	$0
Granted	-	-	-	-
Exercised	-	.-	-	-
Forfeiture and cancelled	(8,000,000)	0.015		-
At December 31, 2021	8,000,000	$0.015	$-	$0	4.42

The following table summarizes information about employee stock options outstanding at December 31, 2021:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2021	Life	Price	2021	Price	Life
$0.01	5,000,000	4.50	$0.01	2,083,333	$0.01	4.50
$0.02	3,000,000	4.33	$0.02	1,750,000	$0.02	4.33
Outstanding options	8,000,000	4.42	$0.01375	3,833,333	$0.0146	4.42

As of December 31, 2021, the Company had approximately $62,481 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.46 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2021 is presented in the following table:

	For the Six months ended
	December 31, 2021
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2021	132,000,000	$0.0115
Granted	56,000,000	$0.0071
Forfeited	(10,833,333)	$0.0080
Vested	(116,166,667)	$0.0110
Unvested at December 31, 2021	61,000,000	$0.0090

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2021 was $513,500 and is expected to be recognized over a weighted average period of 0.3 years. The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2021 there was $0 outstanding of such advances made to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at December 31, 2021.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2021, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of December 31, 2021, we have not generated any revenue related to these license agreements.

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

DECEMBER 31, 2021

NOTE 11: SUBSEQUENT EVENTS

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

Employees

At January 13, 2022, we had 8 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 2021 and 2020

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating expenses:
Selling, general and administrative	$1,264,592	$168,511	$2,464,629	$361,707
Development expense	85,912	10,994	196,325	105,994
Total Operating Expenses	1,350,504	179,505	2,660,954	467,701

Loss from Operations	(1,350,504)	(179,505)	(2,660,954)	(467,701)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	75,253	(673,826	56,345	(549,494
Warrant exercise expense	-	(211,411	-	(211,411
Gain (loss) on extinguishment of debt	-	(53,963)	-	(208,864)
Interest expense	(15,211)	(49,096)	(501,675)	(76,004)
Total other income (expenses)	60,042	(988,296)	(445,330)	(1,045,773

Net loss	$(1,290,462)	$(1,167,801)	$(3,106,284)	$(1,513,474)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2021

For the six months ended December 31, 2021, selling, general and administrative expenses were $2,464,629 as compared to $361,707 for the six months ended December 31, 2020. For the six month periods ended December 31, 2021 and 2020 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,
	2021	2020
Accounting expense	$36,045	$39,988
Consulting fees	8,850	10,000
Salaries	437,145	168,000
Legal and professional fees	278,030	36,060
Travel expense	34	1,086
Occupancy expense	378	15
Telephone expense	2,102	1,800
Marketing expense	3,379	500
Website expense	19,496	1,563
Investor relations expense	-	10,000
Stock based consulting expense	786,380	39,000
Stock based compensation expense	842,000	45,000
Other	50,790	8,695
	$2,464,629	$361,707

The increase in selling, general and administrative expenses of $2,102,914 during fiscal 2022, when compared with the prior year, is primarily due to an increase in stock-based compensation of $1,544,380, higher legal and professional fees of $241,970, higher salaries expense of $269,145, and higher website expense of $17,933, offset by lower consulting fees of $1,150, lower accounting expense of $3,943, and lower investor relations expense of $10,000.

We believe that our selling, general, and administrative expenses will decline over the rest of the current fiscal year due to lower stock based compensation expense, offset by increased expenses related to an increase our business activity over the remainder of fiscal 2022.

Development Expense

	Six-Months Ended
	December 31,		%
	2021	2020	Change
Development expense	$196,325	$105,994	85%

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2022.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2021	2020	Change
Gain (loss) on change in fair value of derivative liabilities	$56,345	$(549,494)	(487%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Six-Months Ended
	December 31,		%
	2021	2020	Change
Interest expense	$501,675	$76,004	1,708%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the six months ended December 31, 2021 due to lower debt discount amortization as compared to the prior year period.

Warrant exercise expense

	Six-Months Ended
	December 31,		%
	2021	2020	Change
Warrant exercise expense	$-	$(211,411)	N/A

The loss on settlement of debt is related to the difference between the conversion price used when convertible notes are converted into common and the share price on the date of the conversion.

Three Month Period Ended December 31, 2021

For the three months ended December 31, 2021, selling, general and administrative expenses were $168,511 as compared to $215,706 for the three months ended December 31, 2020. For the three months ended December 31, 2021 and 2020 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,
	2021	2020
Accounting expense	$12,974	$17,038
Consulting fees	1,350	10,000
Salaries	278,161	84,000
Legal and professional fees	10,500	25,560
Travel expense	34	1,086
Occupancy expense	(189)	15
Telephone expense	953	900
Marketing expense	2,223	500
Website expense	12,998	912
Investor relations expense	-	10,000
Stock based consulting expense	419,107	12,000
Stock based compensation expense	497,000	-
Other	29,481	6,500
	$1,264,592	$168,511

The increase in selling, general and administrative expenses of $1,096,081 during the fiscal quarter ended December 31, 2021, when compared with the prior year period is primarily due to an increase in stock-based compensation of $904,107, and higher salaries expense of $194,161, offset by lower legal and professional fees of $15,060, lower accounting expense of $4,064, and lower consulting fees of $8,650.

Development Expense

	Three-Months Ended
	December 31,		%
	2021	2020	Change
Development expense	$85,912	$10,994	681%

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2021	2020	Change
Gain (loss) on change in fair value of derivative liabilities	$75,253	$(673,826)	(111)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	December 31,		%
	2021	2020	Change
Interest expense	$15,211	$49,096	69)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the three months ended December 31, 2021 due to lower principal balances and lower debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31, 2021	June 30, 2021
Cash	$361,560	$125,166
Accounts payable and accrued expenses	(576,153)	(425,804)
Accrued compensation	(682,529)	(672,529)
Notes, convertible notes, and accrued interest payable	$(1,039,304)	$(1,735,057)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $923,606 and $178,917 during the six-month periods ended December 31, 2021 and 2020, respectively, and has a working capital deficit of approximately $2.0 million and $2.8 million at December 31, 2021 and June 30, 2021, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2021

Net cash used in operations during the six months ended December 31, 2021 increased by approximately $744,688 or 416% from the same period during fiscal year 2020. The increase in cash used in operations is primarily due to the increase in product development expenses, cash paid for legal and professional fees , and consulting and business development expense. This cash was obtained through the sale of common stock that netted the Company $1,500,000.

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

Capital Raising Transactions

Sale of Common Stock

We generated net proceeds of $1,500,000 from the sale of 300,000,000 shares of common stock at a per share price of $0.005 during the six-month period ended December 31, 2021.

Other outstanding obligations at December 31, 2021

Convertible Notes Payable

The Company had convertible promissory notes aggregating $317,431 outstanding at December 31, 2021. The accrued interest amounted to approximately $170,000 as of December 31, 2021. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0019 and $22,500 per share, at the holders’ option. At December 31, 2021, all convertible promissory notes have matured and are in default.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at December 31, 2021. The related accrued interest amounted to approximately $199,000 at December 31, 2021. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of December 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2021, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at December 31, 2021 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 27, 2021, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2021 the Company issued 198,046,241 shares of its common stock related to the conversion of $831,048 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0042 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended December 31, 2021 the Company issued 88,000,000 shares of its $0.0001 par value common stock to its officers and directors. The shares were valued at $818,000, or $0.009 per share.

During the six months ended December 31, 2021 the Company issued 81,166,663 shares of its $0.0001 par value common stock to five consultants, as compensation under five separate consulting agreements. The shares were valued at $729,334, or $0.009 per share.

During the six months ended December 31, 2021 the Company sold 300,000,000 shares of its $0.0001 par value common stock in exchange for $1,500,000. The stock was sold at an average share price of $0.005.

During the six months ended December 31, 2021 the Company issued 6,587,229 shares of its $0.0001 par value common stock pursuant to the cashless exercise of a common stock warrant.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
January 20, 2022		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
January 20, 2022		Mark Lucky
CFO, principal accounting officer

