Form 10-Q
period 2022-03-31
VISIUM TECHNOLOGIES, INC.
filed 2022-05-13
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 13, 2022, was 3,904,071,242.

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

2

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$352,594	$125,166
Prepaid license fee	2,917	55,418

Total current assets	355,511	180,584

Total assets	$355,511	$180,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$460,895	$425,804
Accrued compensation	677,794	672,529
Accrued interest	388,293	366,149
Convertible notes payable to ASC Recap LLC	147,965	147,965
Convertible notes payable, net of discount of $197,400 and $396,033, as of March 31, 2022 and June 30, 2021, respectively	930,031	809,195
Derivative liability	204,743	184,381
Notes payable, net of discount of $0 and $18,252, as of March 31, 2022 and June 30, 2021, respectively	205,000	411,748
Total current liabilities	3,014,721	3,017,771

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	0	0
Common stock, $0.0001 par value, 10,000,000,000 shares authorized: 3,824,071,242 shares issued and 3,805,071,235 outstanding at March 31, 2022, and 3,122,271,108 shares issued and 2,946,271,099 outstanding at June 30, 2021, respectively (See Note 7)	380,508	294,627
Additional paid in capital	52,920,474	48,217,903
Accumulated deficit	(55,975,512)	(51,365,037)
Total stockholders’ deficit	(2,659,210)	(2,837,187)

Total liabilities and stockholders’ deficit	$355,511	$180,584

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenues	$-	$25,000	$-	$25,000

Operating expenses:
Selling, general and administrative	1,296,611	2,736,524	3,761,236	3,098,235
Development expense	78,289	37,206	274,614	143,200
Total Operating Expenses	1,374,900	2,773,730	4,035,850	3,241,435

Loss from Operations	(1,374,900)	(2,748,730)	(4,035,850)	(3,216,435)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(76,707)	1,405,081	(20,362)	855,587
Derivative liability expense	-	(1,059,282)	-	(1,059,282)
Gain (loss) on extinguishment of debt		28,863		(180,001)
Warrant exercise expense	-	-	-	(211,411)
Interest expense	(52,587)	(171,575)	(554,262)	(247,579)
Total other income (expenses)	(129,294)	203,087	(574,624)	(842,686)

Net loss	$(1,504,194)	$(2,545,643)	$(4,610,474)	$(4,059,121)

Loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	3,713,071,234	2,769,958,917	3,345,074,308	1,961,232,893

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

For the three months ended March 31, 2022

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	13,992,340	13,992	1,327,670	$1,328	1	$0	3,620,071,235	$362,008	$52,109,948	$(54,471,321)	$(1,984,045)

Shares issued for consulting services							81,000,000	8,100	373,200		381,300
Shares issued as compensation							23,000,000	2,300	239,100		241,400
Amortization of deferred compensation									40,524		40,524
Commitment Shares pursuant to financing							81,000,000	8,100	157,702		165,802
Net loss for the three months ended March 31, 2022										(1,504,194)	(1,504,194)
Balance at March 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,805,071,235	$380,508	$52,920,474	$(55,975,512)	$(2,659,210)

For the nine months ended March 31, 2022

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,946,271,099	$294,627	$48,217,903	$(51,365,037)	$(2,837,187)

Shares issued for consulting services							162,166,666	16,217	1,094,414		1,110,631
Shares issued as compensation							111,000,000	11,100	1,048,300		1,059,400
Shares issued for conversion of notes payable							198,046,241	19,806	811,242		831,048
Commitment shares issued pursuant to financings							81,000,000	8,100	157,702		165,802
Shares issued pursuant to sale of common stock							300,000,000	30,000	1,470,000		1,500,000
Shares issued for exercise of warrants							6,587,229	659	(659)		-
Amortization of deferred compensation									121,572		121,572
Net loss for the nine months ended March 31, 2022										(4,610,474)	(4,610,474)
Balance at March 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,805,071,235	$380,508	$52,920,474	(55,975,512)	$(2,659,210)

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

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-month period ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,610,474)	$(4,059,121)
Adjustments to reconcile net loss to net cash used in operating activities:
(Loss) Gain on change in fair value of derivative liability	20,362	(855,587)
Stock-based compensation	2,170,031	2,589,750
Amortization of debt discount	388,842	168,804
Warrant exercise expense	-	211,411
Derivative liability expense	-	1,059,282
Amortization of deferred compensation	121,572	-
Amortization of prepaid expense	52,500	-
Loss on extinguishment of debt	-	180,001
Changes in operating assets and liabilities:
Accounts payable	35,092	86,222
Discount on notes payable	13,958	-
Accrued interest	60,640	53,629
Accrued compensation	5,265	(37,500)
Net cash used in operating activities	(1,742,572)	(603,109)

Cash flows from financing activities:
Proceeds from sale of common stock	1,500,000	-
Repayment of convertible notes payable	(115,000)	(73,700)
Proceeds from issuance of convertible notes payable	810,000	800,000
Proceeds from notes payable	-	225,000
Repayment of promissory notes payable	(225,000)	-
Advances from officers	-	(102,340)

Net cash provided by financing activities	1,970,000	848,960

Net increase in cash	227,428	245,849

Cash, beginning of period	125,166	30,251

Cash, end of period	$352,594	$276,102

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,011	$40,970
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$831,048	$-
Commitment shares issued for financing	$165,802	$-

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2022 we had a net loss of $4,610,474, had net cash used in operating activities of $1,742,572 and had negative working capital of $2,659,210. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Events

We continue to actively monitor the impact of COVID-19 on our business. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. The effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.

Russia’s Invasion of Ukraine: The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While neither Russia nor Ukraine constitutes a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our business, broaden inflationary costs, and have a material adverse effect on our results of operations.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2021. The results of operations for the nine months ended March 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2022.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2022 and year ended June 30, 2021.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with two financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits, but may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2022 and June 30, 2021 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

MARCH 31, 2022

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of March 31, 2022 of $204,743.

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

MARCH 31, 2022

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2022, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2021 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

MARCH 31, 2022

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

	March 31,	June 30,
	2022	2021
Weighted average common shares outstanding	3,345,074,308	1,977,488,957
Effect of dilutive securities-when applicable:
Convertible promissory notes	471,086,872	142,079,692
Preferred stock	13,996,767	13,996,767
Common stock options	3,000,000	-
Warrants	6,814,782	12,165,260
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,839,972,729	2,145,730,676

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

MARCH 31, 2022

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2022 and June 30, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $20,362 and a gain of $855,587 for the nine months ended March 31, 2022 and 2021, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at March 31, 2022 and June 30, 2021 was $11,730 and $69,334, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2022 and June 30, 2021 is $193,014 and $184,081, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Nine Months Ended March 31,
	2022	2021
Effective exercise price	$0.0014 – $0.02	$0.00361 – $0.02
Effective market price	$0.0027	$0.006
Expected volatility	175.2% to 291.1%	96.4% to 304.0%
Risk-free interest	0.35% - 2.28%	0.05% - 0.25%
Expected terms	60 – 915 days	60 - 711 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2022 is follows:

Derivative liability at June 30, 2021	$184,381
Loss on change in fair value of derivative liability	20,362
Derivative liability at March 31, 2022	$204,743

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the Nine Months ended March 31, 2022 is as follows:

Accrued interest payable at June 30, 2021	$366,149
Interest expense accrued for the nine months ended March 31, 2022	100,156
Interest paid in cash	(22,011)
Conversion of accrued interest into common stock	(56,001)
Accrued interest payable at March 31, 2022	$388,293

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At March 31, 2022 and June 30, 2021 convertible debentures consisted of the following:

	March 31,	June 30,
	2022	2021
Convertible notes payable	$1,127,431	$1,205,228
Discount on convertible notes	(197,400)	(396,033)
Convertible notes, net	930,031	809,195

Convertible notes payable to ASC Recap	147,965	147,965
Total	$965,796	$957,160

The Company had convertible promissory notes aggregating $1,127,431 and $1,205,228 at March 31, 2022 and June 30, 2021, respectively. The related accrued interest amounted to approximately $185,500 and $161,000 at March 31, 2022 and June 30, 2021, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0019 to $22.500 per share, as a result of the two reverse stock splits. At March 31, 2022, approximately $317,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

In February 2022, the Company entered into three Securities Purchase Agreements with three investors pursuant to which each investor purchased a promissory note, each with a face value of $270,000, made by the Company in favor of the Investors in the total combined principal amount of $810,000 for a combined purchase price of $745,200 The Notes, bear an aggregate original issue discount of $64,800, each bear interest of 8% per year and mature in February 2023. The Notes are convertible into shares of the Company’s common stock at a conversion price of $0.0018 per share, subject to adjustment as provided therein.  The Company has the right to prepay each Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment the Investors shall have the right to convert their Notes into Common Stock of the Company in accordance with the terms of such Note. The Notes contain events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreements.  Pursuant to the Purchase Agreements, the Company issued to the Investors an aggregate 81,000,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

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

For the nine months ended March 31, 2022, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Labrys Funds	198,046,241	$772,798	$56,000	$2,250	$831,048	$0.00417
TOTAL	198,046,241	$772,798	$56,000	$2,250	$831,048	$0.00417

Notes Payable

The Company had promissory notes aggregating $205,000 at March 31, 2022 and $430,000 at June 30, 2021, respectively. The related accrued interest amounted to approximately $198,978 and $204,912 at March 31, 2022 and June 30, 2021, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of March 31, 2022 have matured, are in default, and remain unpaid.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2022, the Company had 10,000,000,000 authorized common shares.

Issuances of Common Stock During the Nine Months Ended March 31, 2022

Convertible Notes Payable

 During the nine months ended March 31, 2022 the Company issued 198,046,241 shares of its common stock related to the conversion of $831,048 of principal and accrued interest for three of its convertible notes payable, at an average contract conversion price of $0.00417 per share.  These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

Stock Based Compensation

During the nine months ended March 31, 2022 the Company issued 111,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $1,059,400, or $0.0095 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2022 162,166,666 shares of its $0.0001 par value common stock vested to six consultants, as compensation under six separate consulting agreements. The shares were valued at $1,110,631, or $0.0068 per share, the share price at the time of the execution of the respective consulting agreements.

Warrant Exercises

During the nine months ended March 31, 2022 the Company issued 6,587,229 shares of its $0.0001 par value common stock pursuant to a two cashless exercises.

Sale of Common Stock

During the nine months ended March 31, 2022 the Company entered into two securities purchase agreement (with a single institutional investor resulting in the raise of $1,500,000 in gross proceeds to the Company, in exchange for 300,000,000 shares of its $0.0001 par value common stock, or at $0.0005 per share.

Commitment Shares

During the nine months ended March 31, 2022 we issued 81,000,000 shares of its common stock as commitment shares related to three financing transactions that raised an aggregate $810,000. The fair value of the commitment shares totaled $133,029 and was accounted for as discount on the related notes payable, which is being amortized over the term of the note.

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

MARCH 31, 2022

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

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

In October, 2021 we issued 1,094,890 warrants with a three year life, and a fixed exercise price of $0.0151, and we issued 1,807,229 warrants with a three year life and a fixed exercise price of $0.0091

In October, 2021 we issued 1,094,890 warrants with a three year life, and a fixed exercise price of $0.0151, and we issued 1,807,229 warrants with a three year life and a fixed exercise price of $0.0091

In January 2019 we issued 500,000 warrants with a three year life and a conversion price of $0.15 per share. These warrants had price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2022 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	12,165,260	$0.011
Granted	3,753,418	$0.0105
Exercised	(6,565,229)	0.0074
Forfeited	(2,538,667)	0.0074
Balance at end of period	6,814,782	$0.0113

Warrants exercisable at end of period	6,814,782	$0.0113

Weighted average fair value of warrants granted due to repricing during the period		-

The following table summarizes information about common stock warrants outstanding at March 31, 2022:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$0.0055	1,636,364	0.79 Years	$0.0055	1,636,364	$0.0055
$0.0077	851,299	1.25 Years	$0.0077	851,299	$0.0077
$0.0091	1,807,229	2.51 Years	$0.0091	1,807,229	$0.0091
$0.0151	1,094,890	2.51 Years	$0.0151	1,094,890	$0.0151
$0.0200	1,425,000	0.86 Years	$0.0200	1,425,000	$0.0200
	6,814,782		$0.0113	6,814,782	$0.0113

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 3,000,000 shares at an average price of $0.02 with a fair value of $0.00. For the nine months ended March 31, 2022 and 2021, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the nine months ended March 31, 2022 and 2021, the Company recognized an expense of approximately $121,572 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2022, the Company had approximately $21,957 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.58 years. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,500,000 shares that have vested as of March 31, 2022.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended March 31,	Year ended June 30,
	2022	2021
Expected volatility	370% - 497%	370%-497%
Expected term	4 Years	4Years
Risk-free interest rate	0.76%-0.84%	0.76%-0.84%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2022 and June 30, 2021 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2021	16,000,000	$0.015	$-	$0
Granted	-	-	-	-
Exercised	-	.	-	-
Forfeiture and cancelled	(13,000,000)	0.01385		-
At March 31, 2022	3,000,000	$0.020	$-	$0	4.09

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 8 - STOCK-BASED COMPENSATION, continued

The following table summarizes information about employee stock options outstanding at March 31, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Range of Exercise Price	2022	Life	Price	2022	Price	Life
$0.02	3,000,000	4.08	$0.02	2,500,000	$0.02	4.08
Outstanding options	3,000,000	4.08	$0.02	2,500,000	$0.02	4.08

As of March 31, 2022, the Company had approximately $21,957 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.21 years.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the Nine Months ended March 31, 2022 is presented in the following table:

	For the Nine Months ended
	March 31, 2022
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	132,000,000	$0.0115
Granted	56,000,000	$0.0071
Forfeited	(10,833,333)	$0.0080
Vested	(158,166,667)	$0.0110
Unvested at end of period	19,000,000	$0.0090

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2022 was $113,200 and is expected to be recognized over a weighted average period of 0.05 years.  The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2022 there was $0 outstanding of such advances made to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at March 31, 2022.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2022, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of March 31, 2022, we have not generated any revenue related to these license agreements.

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

Litigation Settlement

On May 9, 2022 the company entered into a global settlement agreement to satisfy any and all claims with i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Mgmt LLC to resolve all litigation amongst the parties. The terms of the agreement included J.P. Carey Enterprises Inc. and Anvil Financial Mgmt LLC receiving sixty million shares of the Company's $0.0001 par value common stock, valued at $108,000, or $0.0018 per share. The agreement also calls for the retirement of the notes payable to Tarpon Bay Partners LLC (ASC Recap) in the amount of $147,965.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 11 – FAIR VALUE MEASUREMENT

Fair value measurements

At March 31, 2022 and June 30, 2021, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2022 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2022:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$193,013
Derivative liability – Warrants		-		-	11,730
Total derivative liability		$-		$-	$204,743

NOTE 12: SUBSEQUENT EVENTS

In April, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership, pursuant to which the investor purchased a promissory note with a face value of $360,000, made by the Company in favor of the investors for a purchase price of $331,200. The Note bear an original issue discount of $28,800, bears interest of 8% per year and matures on April 20, 2023. The Note is convertible into shares of the Company’s common stock at conversion price of $0.0018 per share, subject to adjustment as provided therein.  The Company has the right to prepay each Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment the Investor shall have the right to convert their Notes into Common Stock of the Company in accordance with the terms of such Note. The Notes contain events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreements.  Pursuant to the Purchase Agreement, the Company issued to the Investor 36,000,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

In April 2022, our consultants vested 1,000,000 shares of our $0.0001 par value common stock, valued at $11,500, or at an average price per share of  $0.0115.

In April 2022, our directors vested 2,000,000 shares of our $0.0001 par value of common stock, valued at $15,300, or at an average price per share of $0.0077.

On May 9, 2022 the company entered into a global settlement agreement to satisfy any and all claims with i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Mgmt LLC to resolve all litigation amongst the parties. The terms of the agreement included J.P. Carey Enterprises Inc. and Anvil Financial Mgmt LLC receiving sixty million shares of the Company's $0.0001 par value common stock, valued at $108,000, or $0.0018 per share. The agreement also calls for the retirement of the notes payable to Tarpon Bay Partners LLC (ASC Recap) in the amount of $147,965.

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

Employees

At May 13, 2022, we had 8 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 2022 and 2021

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenues	$-	$25,000	$-	$25,000

Operating expenses:
Selling, general and administrative	$1,296,611	$2,736,524	$3,761,236	$3,098,235
Development expense	78,289	37,206	274,614	143,200
Total Operating Expenses	1,374,900	2,773,730	4,035,850	3,241,435

Loss from Operations	(1,374,900)	(2,748,730)	(4,035,850)	(3,216,435)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(76,707)	1,405,081	(20,362)	855,587
Derivative liability expense	-	(1,059,282)		(1,059,282)
Warrant exercise expense	-	-	-	(211,411)
Gain (loss) on extinguishment of debt	-	28,863	-	(180,001)
Interest expense	(52,587)	(171,575)	(554,262)	(247,579)
Total other income (expenses)	(129,294)	(203,087)	(574,624)	(842,686)

Net loss	$(1,504,194)	$(2,545,643)	$(4,610,474)	$(4,059,121)

Selling, General, and Administrative Expenses

Nine Month Period Ended March 31, 2022

For the nine months ended March 31, 2022, selling, general and administrative expenses were $3,761,236 as compared to $3,098,235 for the nine months ended March 31, 2021. For the nine month periods ended March 31, 2022 and 2021 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,
	2022	2021
Accounting expense	$50,866	$42,488
Consulting fees	24,575	49,900
Salaries	722,283	261,500
Legal and professional fees	381,333	113,274
Travel expense	34	1,086
Occupancy expense	582	184
Telephone expense	3,070	2,700
Marketing expense	203,527	763
Website expense	23,425	4,554
Investor relations expense	-	10,000
Stock based consulting expense	1,196,704	125,750
Stock based compensation expense	1,094,900	2,464,000
Other	59,937	22,040
	$3,761,236	$3,098,235

The increase in selling, general and administrative expenses of $656,414 during fiscal 2022, when compared with the prior year, is primarily due to an increase in salaries of $460,824, higher legal and professional fees of $268,055, higher marketing expense of $202,665, and higher website expense of $18,871, offset by lower overall stock-based compensation of  $298,146, lower consulting expense of $29,750, and lower investor relations expense of $10,000.

We believe that our selling, general, and administrative expenses will decline over the rest of the current fiscal year due to lower stock based compensation expense, offset by increased expenses related to an increase our business activity over the remainder of fiscal 2022.

Development Expense

	Nine-Months Ended
	March 31,		%
	2022	2021	Change
Development expense	$274,614	$143,200	79.7%

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2022.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2022	2021	Change
Gain (loss) on change in fair value of derivative liabilities	$(20,362)	$855,587	(102.4%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Nine-Months Ended
	March 31,		%
	2022	2021	Change
Interest expense	$554,262	$247,579	123.9%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the nine months ended March 31, 2022 due to lower debt discount amortization as compared to the prior year period.

Warrant exercise expense

	Nine-Months Ended
	March 31,		%
	2022	2021	Change
Warrant exercise expense	$-	$(211,411)	N/A

Three Month Period Ended March 31, 2022

For the three months ended March 31, 2022, selling, general and administrative expenses were $1,296,611 as compared to $2,736,524 for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Accounting expense	$14,821	$2,500
Consulting fees	15,725	39,900
Salaries	285,138	93,500
Legal and professional fees	103,303	77,214
Travel expense	-	-
Occupancy expense	204	169
Telephone expense	969	900
Marketing expense	200,148	263
Website expense	3,929	2,991
Investor relations expense	-	-
Stock based consulting expense	410,324	86,750
Stock based compensation expense	252,900	2,419,000
Other	9,151	13,337
	$1,296,611	$2,736,524

The decrease in selling, general and administrative expenses of $1,451,282 during the fiscal quarter ended March 31, 2022, when compared with the prior year period is primarily due to a decrease in stock-based compensation of $2,166,100, and a decrease in consulting expense of $28,600 offset by higher salaries expense of $191,679, higher legal and professional fees of $26,085, higher accounting expense of $12,022, and higher marketing expense of $199,786.

Development Expense

	Three-Months Ended
	March 31,		%
	2022	2021	Change
Development expense	$78,289	$37,206	681%

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2022	2021	Change
Gain (loss) on change in fair value of derivative liabilities	$(76,707)	$1,405,081	(106)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	March 31,		%
	2022	2021	Change
Interest expense	$52,587	$171,575	(48.1)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the three months ended March 31, 2022 due to lower principal balances and lower debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	March 31, 2022	June 30, 2021
Cash	$352,594	$125,166
Accounts payable and accrued expenses	(460,895)	(425,804)
Accrued compensation	(677,794)	(672,529)
Notes, convertible notes, and accrued interest payable	$(1,671,289)	$(1,735,057)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $1,742,572 and $603,109 during the nine-month periods ended March 31, 2022 and 2021, respectively, and has a working capital deficit of approximately $2.4 million and $2.8 million at March 31, 2022 and June 30, 2021, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine Months ended March 31, 2022

Net cash used in operations during the nine months ended March 31, 2022 increased by approximately $1,139,463 or 189% from the same period during fiscal year 2021. The increase in cash used in operations is primarily due to the increase in product development expenses, cash paid for legal and professional fees , and consulting and business development expense. This cash was obtained through the sale of common stock that netted the Company $1,500,000, and the sale of three convertible notes totaling $810,000.

Nine Months ended March 31, 2021

Net cash used in operations during the nine months ended March 31, 2021 increased by approximately $80,000 or 81% from the same period during fiscal year 2020. The increase in cash used in operations is primarily due to the increase in consulting and business development expense and cash paid for legal and professional fees. This cash was obtained through the sale of four promissory notes that netted the Company $360,000.

Capital Raising Transactions

Sale of Common Stock

We generated net proceeds of $1,500,000 from the sale of 300,000,000 shares of common stock at a per share price of $0.005 during the nine-month period ended March 31, 2022.

We generated proceeds of $870,000 from the sale of three convertible notes.  Pursuant to this transaction, the Company issued 81,000,000 commitment shares of our $0.0001 par value common stock, valued at $210,600, or $0.0026 per share.

Other outstanding obligations at March 31, 2022

Convertible Notes Payable

The Company had convertible promissory notes aggregating $930,031 outstanding at March 31, 2022. The accrued interest amounted to approximately $170,000 as of March 31, 2022. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0019 and $22,500 per share, at the holders’ option. At March 31, 2022, all convertible promissory notes have matured and are in default.

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

Notes Payable

The Company had promissory notes aggregating $205,000 at March 31, 2022. The related accrued interest amounted to approximately $199,000 at March 31, 2022. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of March 31, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2022, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

With the exception of the item described below, at March 31, 2022 the Company is not the subject of, or party to, any pending or threatened, legal actions.

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

On May 9, 2022 the company entered into a global settlement agreement to satisfy any and all claims with i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Mgmt LLC to resolve all litigation amongst the parties. The terms of the agreement included J.P. Carey Enterprises Inc. and Anvil Financial Mgmt LLC receiving sixty million shares of the Company's $0.0001 par value common stock, valued at $108,000, or $0.0018 per share. The agreement also calls for the retirement of the notes payable to Tarpon Bay Partners LLC (ASC Recap) in the amount of $147,965.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on October 13, 2021, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2022 the Company issued 198,046,241 shares of its common stock related to the conversion of $828,797 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0042 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the nine months ended March 31, 2022 the Company issued 111,000,000 shares of its $0.0001 par value common stock to its officers and directors. The shares were valued at $1,059,400, or $0.0095 per share.

During the nine months ended March 31, 2022 the Company issued 162,166,663 shares of its $0.0001 par value common stock to five consultants, as compensation under five separate consulting agreements. The shares were valued at $1,110,633, or $0.007 per share.

During the nine months ended March 31, 2022 the Company sold 300,000,000 shares of its $0.0001 par value common stock in exchange for $1,500,000.  The stock was sold at an average share price of $0.005.

During the nine months ended March 31, 2022 the Company issued 6,587,229 shares of its $0.0001 par value common stock pursuant to the cashless exercise of a common stock warrant.

During the nine months ended March 31, 202 we issued 81,000,000 shares of its common stock as commitment shares related to three financing transactions that raised an aggregate $810,000.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
May 13, 2022		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
May 13, 2022		Mark Lucky
CFO, principal accounting officer

