Form 10-K
period 2022-06-30
VISIUM TECHNOLOGIES, INC.
filed 2022-10-04
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2021 was $8,550,027, at a share price of $4.05 on that date. For purposes of this calculation, an aggregate of 2,111,118 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2021 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of September 30, 2022: 2,901,590

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

2022 ANNUAL REPORT ON FORM 10-K

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

Visium is a provider of cyber security visualization, big data analytics and automation that operates in the traditional cyber security space, as well as in the Internet of Things and data analytics spaces.  In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph is a military-grade, highly scalable big data analytics tool for cyber security, based on graph database technology. The development of the technology was sponsored by the US Army and is currently in use by the U.S. Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph, which the Company has rebranded as TruContextTM. The commercialization efforts included adding functionality to the core technology to make it a native cloud application, adding multi-user and multi-tenant capability, enhancing the graphical user interface, (“GUI”) to make the application more intuitive to use, and adding enhanced dashboard and reporting capabilities. TruContext would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amount of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats.  The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

TruContext provides visualization, advanced cyber monitoring intelligence, threat hunting, forensic and root cause analysis, data modeling, analytics, and automation to help reduce risk, simplify security, and deliver better security outcomes.  Our mission is to help people see and understand data, empowering decision-makers to make more informed and more timely decisions.  Our solutions put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems, and create value.

Our products dramatically reduce the complexity, and expense associated with traditional business intelligence applications. Our software allows people to access information, perform analysis, and share results without assistance from technical specialists. By putting powerful analytical technology directly into the hands of people who make decisions with data, we accelerate the pace of informed and intelligent decision-making. Our TruContext platform enables our customers to reduce or streamline their siloed and layered security products, simplifying operations while providing a comprehensive solution.  Our solution automates certain previously manual tasks, freeing up personnel to focus on their most important objectives.

TruContext can be deployed in a broad range of use cases such as cyber security threat intelligence and forensics, IT/OT critical infrastructure security, supply chain analytics, anti-fraud, law enforcement, compliance, and health care.  For example, a breach of your network might go undetected for months, as was the case with the Solar Winds hack that occurred in 2019-2020. In that case the hackers went undetected for 14 months.  A Solar Winds type breach may not be preventable, but with TruContext analyzing streaming network data in real-time, this hack would almost certainly have been identified and remediated very quickly.

TruContext is a very effective tool for proactively and iteratively searching through networks to detect and isolate advanced threats that evade existing security solutions.  Should a breach occur, TruContext can quickly perform forensics and root cause analysis, identifying when an incident occurred, how it occurred, and the downstream effects of the incident to the network.

One of the top challenges faced by Security practitioners is to keep up with the increase in new cyber attacks while investigating and remediating existing threats. Time is of the essence while investigating potential threats and determining the scope and root-cause of a potential reach.

Shortage of resources and experienced personnel continues to limit the ability of companies to conduct thorough investigations.  Root cause analysis and forensics are key to intelligently securing the network.

TruContext directly addresses these challenges by:

Providing real-time comprehensive visualized information on security events, that

•	allow the cyber warrior to immediately pinpoint the root cause of the breach; and
•	know with certainty the priority and required remediation.

The real-time ingestion of and visualization of massive amounts of data simplifies the cyber effort, allowing the cyber analyst to intuitively understand the security posture of the organization at a glance.

Using TruContext makes the cyber analyst significantly more productive by eliminating false positives and prioritizing threat events.

TruContext ingests cyber data from any source, making the data generated by other cyber tools easily understood and actionable.  TruContext give the security analyst the ability to combine, layer, filter, and query data with a no-code user interface in a way that no other analytics platform can do.

4

There are some sophisticated and powerful cybersecurity tools currently available, but they all lack one thing – providing a comprehensive contextualized understanding of the data.  Analysts have too many tools that don’t communicate, creating silos of data/information.  TruContext brings all the information for a comprehensive visualization.

On average, according to CrowdStrike, the time from breach to harm caused by threat actors is 98 minutes making the ability to:

1.	Identify malicious hacks in real time; and
2.	Perform threat hunting critically important for the security analyst

Using the MITRE ATT&CK framework, TruContext can hunt threats beyond the physical network boundary so that the analyst fully understands his security posture in real time.

TruContext leverages MITRE’s ATT&CK® framework, which is a globally-accessible knowledge base of adversary tactics and techniques based on real-world observations. The ATT&CK knowledge base is used as a foundation for the development of specific threat models and methodologies in the private sector, in government, and in the cybersecurity product and service community.

 A use case example for TruContext would be in the event sensitive data is being exfiltrated from your network to an external IP address. TruContext has the capability to identify this activity and provide alerts that would allow the cyber analyst to quickly remediate the problem.

Another example for TruContext would be the analysis of millions of unemployment insurance claims by a state government that identifies patterns to identify potential fraud. If 30 claims are submitted that are tied to a single bank account, or address, or social security number, TruContext would be able to identify these anomalies in real-time. TruContext offers new methods of uncovering fraud rings and other complex scams with a high level of accuracy through advanced contextual link analysis, and is capable of stopping advanced fraud scenarios in real time. This is currently a significant problem in every state, costing billions of dollars annually.

One last example of how TruContext can be used by law enforcement in the context of police investigations. TruContext can analyze highly connected data in real time from any source and make connections which help police solve crime. Connections are quickly made between persons, objects, locations, and events (the POLE model), generating insights into patterns of behaviors and incidents. Using real-time data with TruContext helps investigators be proactive and prevent crime or other incidents, rather than only reacting after an incident has occurred.

Visium currently plans to generate revenue in three (3) primary ways:

●    through a virtual appliance model, primarily targeted to the Federal government, charging an annual seat license, with the seat license fee increasing based on the size of the network environment ;

●    through a SaaS model, charging a recurring monthly license fee for TruContext based on the size of the network environment and the number of TruContext Identifiers (nodes); and

●    through professional services to support and deliver cybersecurity solutions and services to its customers, billed on an hourly basis, and delivered through a service contract for implementation and data science services.

Partnership Ecosystem

We work with a number of technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners. These partner integrations deliver more secure solutions and an improved end user experience to their customers. Our technology alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, and automation.

Visium heavily relies on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities, and we do not control the operation of these facilities. In addition, we rely on certain technology that we license from third parties, including third-party commercial software and open-source software, which is used with certain of our solutions.

Competition

The markets for our solutions are highly competitive, and we expect both the requirements and pricing competition to increase, particularly given the increasingly sophisticated attacks, changing customer preferences and requirements, current economic pressures, and market consolidation. Competitive pressures in these markets may result in price reductions, reduced margins, loss of market share and inability to gain market share, and a decline in sales, any one of which could seriously impact our business, financial condition, results of operations, and cash flows. We may face competition due to changes in the manner that organizations utilize IT assets and the security solutions applied to them, such as the provision of privileged account security functionalities as part of public cloud providers’ infrastructure offerings, or cloud-based identity management solutions. Limited IT budgets may also result in competition with providers of other advanced threat protection solutions such as McAfee, LLC, Palo Alto Networks, Splunk Inc., and Dynatrace. We also may compete, to a certain extent, with vendors that offer products or services in adjacent or complementary markets to privileged access management, including identity management vendors and cloud platform providers such as Okta and Tableau.

Employees

At September 30, 2022, we had 8 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033.  We currently operate in a virtual office arrangement.  Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink under the symbol “VISM”.

Recent Developments

Appointment of Directors

On December 13, 2021, the Company’s Board of Directors appointed Wayne H. Monk as a member of the Board of Directors. On December 16, 2021, the Company’s Board of Directors appointed Solomon Adote as a member of the Board of Directors.

Approval of Reverse Stock Split and Reduction of Authorized Stock

On June 20, 2022, the Company held a special meeting of stockholders, pursuant to which the stockholders of the Company voted in favor of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio not less than 1-for-600 and not greater than 1-for-1,600, with the exact ratio to be set within that range at the discretion of the board of directors without further approval or authorization of the stockholders, together with the simultaneous reduction of the number of shares of Common Stock that the Company is authorized to issue to one billion (1,000,000,000), was approved as follows:

Financing Transactions

On February 7, 2022, the Company entered into two securities purchase agreements with two separate institutional investors. Under these agreements, each investor separately purchased a promissory note with a face value of $270,000, for a total combined principal amount of $540,000 and a combined purchase price of $496,800. The closing of the purchase agreements occurred on February 7, 2022. Each promissory note was issued with original issue discount of $21,600 ($43,200 in the aggregate), each bear interest of 8% per year and mature on February 7, 2023. The promissory notes are convertible into shares of the Common Stock at conversion price of $0.0018 per share, subject to adjustment (the “Conversion Shares”). The Company has the right to prepay each promissory note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The promissory notes contain events of defaults and negatives covenants customary for transactions of this nature. Pursuant to the securities purchase agreements, the Company issued to the investors an aggregate 54,000,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing. In connection with the securities purchase agreements, the Company entered into a Registration Rights Agreements with each of the investors, pursuant to which the Company is obligated to file a registration statement covering the sale of the Commitment Shares and the shares of the Company’s common stock that may be issued to the investors pursuant to the conversion of the promissory notes. Resale of the Commitment Shares is being registered with the registration statement that this primary offering prospectus forms a part, with alternate disclosures for a resale prospectus that this registration statement also forms a part.

On February 23, 2022, the Company entered into a securities purchase agreement with one institutional investor. Under this agreement, the investor separately purchased a promissory note with a face value of $270,000 and a purchase price of $248,400. The closing of the purchase agreements occurred on February 23, 2022. The promissory note was issued with original issue discount of $21,600, bears interest of 8% per year and mature on February 23, 2023. The promissory note is convertible into Conversion Shares at conversion price of $0.0018 per share, subject to adjustment. The Company has the right to prepay the promissory note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. The promissory note contains events of defaults and negatives covenants customary for transactions of this nature. Pursuant to the securities purchase agreement, the Company issued to the investors an aggregate 27,000,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing. In connection with the securities purchase agreement, the Company entered into a Registration Rights Agreements with the investor, pursuant to which the Company is obligated to file a registration statement covering the sale of the Commitment Shares and the shares of the Company’s common stock that may be issued to the investor pursuant to the conversion of the promissory note. Resale of the Commitment Shares is being registered with the registration statement that this primary offering prospectus forms a part, with alternate disclosures for a resale prospectus that this registration statement also forms a part.

On April 18, , the Company entered into a Securities Purchase Agreement with one institutional investor, pursuant to which the investor purchased a promissory note with a face value of $360,000, made by the Company in favor of the investors for a purchase price of $331,200. The Note bear an original issue discount of $28,800, bears interest of 8% per year and matures on April 20, 2023. The Note is convertible into shares of the Company’s common stock at conversion price of $0.0018 per share, subject to adjustment as provided therein.  The Company has the right to prepay each Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment the Investor shall have the right to convert their Notes into Common Stock of the Company in accordance with the terms of such Note. The Notes contain events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreements.  Pursuant to the Purchase Agreement, the Company issued to the Investor 36,000,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

On September 16, 2022, the Company entered into Amendment #1 with each of the investors party to the February 7, 2022, February 23, 2022 and March 1, 2022 transactions (the “Amendments”), pursuant to which the following amendments were made to the respective Purchase Agreements, Notes and other transaction documents: (i) such investors (the “Investors”) waived the Company’s obligations to make interim payments; (ii) the time period for the Company to file a registration statement for the resale of the shares underlying the Notes was extended until October 31, 2022. Pursuant to the Amendments, the Company issued to each of the Investors a warrant to purchase 43,200,000 shares of the Company’s common stock (129,600,000 shares in the aggregate) (the “Warrants”). The Warrants are exercisable at a price of $0.001, provided, however, that if the Company consummates an Uplist Offering (as defined in the Warrant to refer to an offering resulting in the Company’s stock being listed with a national stock exchange), then the exercise price shall equal the offering price per share of Common Stock (or unit, if units are offered in the Uplist Offering) at which the Uplist Offering is made (the “Uplist Exercise Price”), subject to adjustment as provided in the Warrant. The Warrants are exercisable for a period of five years and exercise may be cashless under certain circumstances.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $56.6 million as of June 30, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $2.8 million as of June 30, 2022. This deficit consists of $137,000 in current assets, offset by $2,930,000 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2022 of approximately $2,318,000.  We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We had $1,684,199 of convertible notes, notes payable, and accrued interest payable as of June 30, 2022, of which $792,453 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $792,453 as of June 30, 2022 which are either currently past due or which are due in the current fiscal year. Currently, there is $324,009 principal amount of the convertible notes payable which is past due, $205,000 principal of the notes payable which is past due, and $263,444 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2022, our executive officer and directors beneficially owns 594,723 shares of Common Stock, or approximately 21% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our Company and its employees work 100% remotely. We rent our principal executive office from an unrelated third party on an annual basis for $420/year.

Item 3. Legal Proceedings.

On May 9 2022, the company entered into a global settlement agreement to satisfy any and all claims with i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Management LLC to resolve all litigation amongst the parties. The terms of the agreement included J.P. Carey Enterprises Inc. and Anvil Financial ManagementLLC receiving sixty million shares of the Company's $0.0001 par value common stock, valued at $108,000, or $2.43 per share. The agreement also calls for the retirement of the notes payable to Tarpon Bay Partners LLC (ASC Recap) in the amount of $147,965.  The details of this litigation are as follows:

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

In January 2021, the Company won a dismissal of an involuntary bankruptcy petition that was filed against the Company in the Southern District Court of Florida on December 30, 2020, which had been brought by three parties, (i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Management LLC (collectively the "Petitioning Creditors").

The Court ruled in the Company's favor, dismissing the involuntary bankruptcy petition and allowing the Company to file a motion with the Court seeking compensatory and punitive damages. In addition, Visium plans to file an affidavit of fees and costs incurred in connection with Visium's defense of the Involuntary Petition.

In March 2021, the Company filed a Complaint for Damages and Other Relief against Tarpon Bay Partners, LLC, a Florida limited liability company; J.P. Carey Enterprises, Inc., a Florida profit corporation; Anvil Financial Management, LLC, a Florida limited liability company; Stephen Hicks, an individual; Joseph C Canouse, an individual; Jeffrey M. Canouse, an individual; Paul A. Rachmuth, an individual; and Litt Law Group, LLC, a New York Limited Liability Company (collectively the “Defendants”) related to the involuntary bankruptcy petition.  The Company is seeking damages from the Defendants for reasonable attorneys’ fees and costs, as well as compensatory, consequential special and punitive damages.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2022

	High	Low
Quarter Ended September 30, 2021	$28.35	$5.94
Quarter Ended December 31, 2021	$14.58	$3.78
Quarter Ended March 31, 2022	$8.64	$2.16
Quarter Ended June 30, 2022	$8.64	$1.35

Fiscal Year Ended June 30, 2021

	High	Low
Quarter Ended September 30, 2020	$2.295	$0.54
Quarter Ended December 31, 2020	$14.715	$0.54
Quarter Ended March 31, 2021	$67.50	$0.54
Quarter Ended June 30, 2021	$27.00	$6.885

Stockholders

As of September 30, 2022, there were 14,800 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2022 the Company issued 146,701 shares of its common stock related to the conversion of $828,797 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $5.66 per share. The fair value of the shares issued was $2,422,722.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30 2022, the Company issued 53,334 shares of its $0.0001 par value common stock to three consultants, as compensation for services rendered. The shares were valued at $241,800, or $4.53 per share.

During the year ended June 30, 2022 the Company issued 54,955 shares of its $0.0001 par value common stock to six employees, as compensation for services rendered. The shares were valued at $762,833, or $13.88 per share.

During the year ended June 30, 2022 the Company issued 100,758 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $1,173,800, or $11.65 per share.

Warrants

During the fiscal year ended June 30, 2022 the Company issued 4,881 shares of its $0.0001 par value common stock pursuant to the cashless exercise of warrants. The warrant shares were valued at $211,411, or $43.32 per share.

Funding

In September 2021 the Company entered into two  securities purchase agreement (the “Purchase Agreements”) with a single institutional investor (the “Purchaser”) resulting in the raise of $1,500,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreements, the Company agreed to sell, in a registered director offering, an aggregate of 222,222 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $6.75 per Share (the “Offering”). The Offerings closed on September 15 2021, and September 27 2021, respectively.

During the fiscal year ended June 30 2022, the Company issued 86,667 shares of its $0.0001 par value common stock to three investors as commitment shares pursuant to the issuance of promissory notes.  The shares were valued at $330,959, or $3.82 per share.

Litigation Settlement

During the fiscal year ended June 30 2022, we issued 44,444 shares of its common stock pursuant to the settlement of litigation with ASC Recap.

Rule 10B-18 Transactions

During the year ended June 30, 2022, there were no repurchases of the Company’s common stock by the Company.

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

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as TruContext, a tool for cyber warfare analytics, visualization, and knowledge management. TruContext is a military-grade highly scalable big data analytics tool for Cybersecurity, based on graph database technology.  The  development of the technology was sponsored by, and is currently in use by US Army Cyber Command.  TruContext provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive.  Visium has completed significant proprietary product development efforts to commercialize TruContext.  During fiscal 2021 the Company rebranded TruContext as TruContextTM to reflect the enhanced version of the software tool which resulted from significant proprietary development of the software.

Results of Operations

Development Expense

For the year ended June 30, 2022, development expense totaled $361,298 as compared to $258,168 for the year ended June 30, 2021, an increase of $103,130 or approximately 72%.

Selling, General, and Administrative Expenses

For the year ended June 30, 2022, selling, general and administrative expenses were $3,879,158 as compared to $3,879,158 for the year ended June 30, 2021, an increase of $2,961,165 or approximately 322.6%. For the years ended June 30, 2022 and 2021 selling, general and administrative expenses consisted of the following:

	2022	2021	Increase/ (Decrease)	% Change
Accounting expense	$61,283	$50,305	$10,978	22%
Consulting fees	44,575	56,455	(11,880)	(21%)
Salaries	1,001,435	374,000	627,435	168%
Legal and professional fees	488,995	144,180	344,815	239%
Travel expense	15,512	1,459	14,053	963%
Occupancy expense	1,702	369	1,333	361%
Telephone expense	4,037	3,630	407	11%
Marketing expense	203,527	5,877	197,650	3,363%
Website expense	34,505	6,284	28,221	449%
Investor relations expense	-	15,000	(15,000)	(100%)
Stock based consulting expense	385,329	372,553	12,776	3%
Stock based compensation	1,936,633	2,809,000	(872,637)	(31%)
Other	138,658	40,046	98,612	246%

	$4,316,191	$3,879,158	$437,033	11%

The increase in selling, general and administrative expenses during fiscal 2022, when compared with the prior year, is primarily due to an increase in salaries of $627,435, legal and professional fees of $344,815, and stock based consulting expense of $899,175, offset by decreases in stock based compensation of $1,668,200.

Change in Fair Value of Derivative Liability

	Years ended
	June 30,
	2022	2021
Gain on change in fair value of derivative liabilities	$1,119	$1,844,460

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

Derivative Liability Expense

	Years Ended
	June 30,		%
	2022	2021	Change
Derivative liability expense	$-	$1,059,282	100%

The Company issued convertible notes in January 2021 and June 2021 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Years Ended
	June 30,		%
	2022	2021	Change
Interest Expense	$705,075	$442,167	48%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2021 is primarily due to higher amortization of debt discount of $265,582.

Gain on Debt Write-Off

	Years Ended
	June 30,
	2022	2021
Gain (loss) on debt write off/conversions	$187,930	$607,271

In June 2021, the Company obtained a legal opinion to extinguish aged debt totaling $787,272 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accrued interest payable	$385,803
Convertible notes payable	401,469
$787,272

Liquidity and Capital Resources

	Balance at June 30,
	2022	2021
Cash	$136,990	$125,166
Accounts payable and accrued expenses	(596,464)	(425,804)
Accrued compensation	(614,589)	(672,529)
Notes, convertible notes, and accrued interest	$(1,684,199)	$(1,735,057)

At June 30, 2021 our total assets consisted of cash and prepaid license fees.  At June 30, 2022 100% our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2022. As of September 30, 2022, we had approximately $100,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly traded company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $2,224,572 and $792,640 during the years ended June 30 2021 and 2021, respectively, and has a working capital deficit of approximately $2.8 million and $3.4 million at June 30, 2022 and 2021, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,193,515)	$(3,373,459)
Non-cash Adjustments:
(Gain) loss on debt settlement and expense write off	(187,930)	(607,271
Stock based compensation	2,178,437	3,163,000
Amortization of debt discount	571,081	305,499
Derivative liability expense	-	1,059,282
(Gain) on change in derivative liability	(1,119)	(1,844,460)
Amortization of deferred compensation	143,529	-
Amortization of prepaid expenses	55,417	-
Warrant conversion expense	-	211,411
Changes in assets and liabilities
Accrued interest	97,926	96,007
Accrued compensation	(57,940)	20,000
Accounts payable and accrued expenses	169,538	445,850
Prepaid license fees	-	(55,417
Discount on note payable	-	(213,082)
Net cash used in operations	(2,224,572)	(792,640)

Cash flows from financing activities:
Advance from officers, net	-	(102,340)
Repayment of convertible notes payable	(115,000)	(73,700)
Proceeds from sale of common stock	1,500,000	-
Proceeds from issuance of short term notes payable	-	225,000
Repayment of short term notes payable	(225,000)	-
Proceeds from issuance of convertible notes payable, net of debt issuance costs	1,076,400	838,595
Net cash provided by financing activities	2,236,400	887,555

Net increase in cash	$11,824	$94,915

Year ended June 30, 2022

Net cash used in operations in fiscal year 2022 increased by $1,525,536 or 192% from fiscal year 2021. This cash was obtained through the sale of common stock that netted the Company $1,500,000, and three convertible notes that netted the Company $1,170,000.

Year ended June 30, 2021

Net cash used in operations in fiscal year 2021 increased by $685,883 or 646% from fiscal year 2020. This cash was obtained through the sale of three convertible notes that netted the Company $838,595, and from the sale of three short term notes payable that netted the Company $225,000.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated net proceeds of $1,170,000 and $838,595 during fiscal 2022 and 2021, respectively, from the issuance of convertible notes payable.  We generated net proceeds of $225,000 during fiscal 2021 from the issuance of short term notes payable.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $809,000 and $853,000 outstanding at June 30, 2022 and 2021, respectively. The accrued interest amounted to approximately $163,000 and $503,000 at June 30, 2022 and 2021, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.20 and $22,500,000 per share, at the holders’ option. At June 30, 2022, all convertible promissory notes have matured.

	Balance at	Balance at
	June 30, 2022	June 30, 2021
Convertible notes payable	$1,487,431	$1,205,228
Discount on convertible notes	(412,944)	(396,033)
Notes payable, net of discount	$1,074,487	$809,195

Convertible notes payable to ASC Recap LLC

On July 22 2013, and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction.

In May 2022 the Company entered into a litigation settlement agreement to satisfy the balance owed on these notes.  Pursuant to the agreement the Company issued 44,444 shares of its $0.0001 par value common stock, valued at $108,000, or $2.43 per share, the market value at the time, resulting in a gain on extinguishment of debt of $187,930.

Notes Payable

The Company had promissory notes aggregating approximately $205,000 at June 30, 2022 and $411,748 at June 30, 2021. The related accrued interest amounted to approximately $226,300 and $204,900 at June 30, 2022 and 2021, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates between 0% and 16% per annum. Interest is generally payable monthly. $205,000 of these notes have matured as of June 30, 2022.

Common Stock Warrants

In January and February 2021, we issued 39,371 warrants with a two-year life, and fixed exercise prices ranging from $0.0055 to $0.02 per share. An additional 9,239,130 warrant shares were issued due to repricing certain warrants with a $0.02 exercise price to a $0.0115 exercise price.

In January 2019 we issued 500 warrants with a three-year life and a conversion price of $0.15 per share. These warrants had price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The holders of the warrants issued in 2019 exercised all of their warrants on a cashless basis, during the three months ended December 31, 2020. Due to the price protection features of these warrants, the Company issued 277,407 warrant shares to these warrant holders.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2022 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	9,012	$14.85
Granted	2,781	$14.22
Exercised	(4,863)	0.0002
Forfeited	(1,881)	0.0002
Balance at end of period	5,049	$0.011

Warrants exercisable at end of period	5,049	$0.011

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2022 included elsewhere in this Annual Report on Form 10-K.

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

Share-Based Compensation

We compute share-based payments in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation and related interpretations. As such, compensation cost is measured on the date of grant at the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the grants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2022 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2022, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consists of six members, however, we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2022:

Name	Age	Position
Mark Lucky	63	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	63	Director
Emmanuel Esaka, MD	49	Director
Paul Favata (1)(2)	57	Director
Wayne Monk	63	Director
Solomon Adote	43	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

 Mr. Mark Lucky has served as the Company’s Chief Executive Officer, Treasurer, Secretary, and Chairman of the Company’s Board of Directors since February 2019. Mr. Lucky has been a certified public accountant and has more than 15 years of experience serving as a public company chief financial officer. His professional experience includes working with start-ups, development-stage and mature companies in a wide variety of industries. From May 2014 until February 2019 Mr. Lucky has worked as a consultant to various public and private companies, including Visium Technologies, Inc., Intelligent Living America, Inc. (OTCBB: ILIV), and Ronn Motor Group, Inc. Prior to that, Mr. Lucky served as the CFO for IceWeb Inc. (OTCBB: IWEB) from March 2007 to May 2014. From 2004 to 2005 he served as Vice President of Finance and Administration at Galt Associates, Inc., a Sterling, Virginia informatics/ technology and medical research services company and from 2001 to 2004 he was Vice President of Finance and Administration of MindShare Design, Inc., a San Francisco, California based internet technology company. During his career Mr. Lucky has also been employed by Axys Pharmaceuticals, Inc (NASDAQ: AXPH) a San Francisco, California-based early-stage drug discovery biotech company, PriceWaterhouseCoopers, LLC, COMPASS Management and Leasing, Inc., Mindscape, Inc., The Walt Disney Company and KPMG. Mr. Lucky formerly served as a member of the board of directors of Intelligent Living America, Inc., VOIS Inc. and HASCO Medical, Inc. Mr. Lucky received a B.A. degree in Economics from the University of California, Los Angeles.

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

Wayne Monk. Mr. Monk has over 35 years of enterprise solution sales, marketing and alliance management experience working with technology companies to drive growth and develop their partner ecosystem to reach new customers and markets. Mr. Monk has a unique blend of sales and marketing leadership with the right level of technical expertise and proven business experience to help organizations accelerate their growth to new heights.  Mr. Monk has held leadership positions at ASG Technologies, Skytap, Informatica, HP Software, Mercury, and Computer Associates.   Mr. Monk holds a BS in Computer Science from Virginia Tech.

We believe that Mr. Monk’s extensive experience and business background, particularly involving his background in technology sales and channel development, adds valuable knowledge to our board of directors.

Solomon Adote.  Mr. Adote currently serves as the Chief Security Officer for the State of Delaware. Mr. Adote brings great experience designing comprehensive information security programs and deploying some of the industry's leading technologies. He has also developed hybrid-managed and in-house Security Operations Centers (SOC) and led the architecture and implementation of secure computing environments for both public and private clouds. Prior to his role with the State of Delaware, he led FMC, Inc.'s global IT cyber security team for six years. He was responsible for the security of a complex, 90-site international manufacturing and corporate network. His team covered all aspects of cyber security from network security, application security, incident response, identity, and access lifecycle management, to internet and remote access. Mr. Adote also previously worked as an IT security technical lead at QVC Inc., the third-largest e-commerce company in North America, where he secured a dynamic Payment Card Industry (PCI) compliant credit card processing environment with a web presence in multiple countries. Mr. Adote holds a Master of Science in Computer Information Technology degree from Regis University and various industry-leading certifications including Computer Information Security Management (CISM), Certified Information System Security Professional (CISSP), Cisco Certified Network Profession in Security (CCNP-S), Certified Ethical Hacker (C|EH), and SANs Firewall Security Analyst, among others.

We believe that Mr. Adote’s extensive technology experience and business background, particularly involving network security, adds valuable knowledge to our board of directors.

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

Generally, our Code of Ethics and Business Conduct provides guidelines regarding:

•	conflicts of interest,

•	financial reporting responsibilities,

•	insider trading,

•	inappropriate and irregular conduct,

•	political contributions, and

•	compliance with laws.

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

Summary Compensation Table

						Non-
						Equity	Non-Qualified
						Incentive Plan	Deferred	All Other
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards	Option Awards ($)	Compensation ($)	Compensation Earnings	Compensation ($)	Total ($)
Mark Lucky (1)	2022	$400,000	$	$690,000	$	$	$	$	$1,090,000
Chief Executive Officer and Chief Financial Officer	2021	$374,000	$	$1,906,000	$	$	$	$	$2,280,000

(1)	Amounts includes accrued compensation for Mr. Lucky.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning equity incentive plan awards for each named executive officer outstanding as of June 30, 2022:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

STOCK AWARDS
Equity
			Equity	Incentive
			Incentive	Plan
		Market	Plan	Awards:
	Number	Value	Awards:	Market
	of	of	Number	or Payout
	Shares	Shares	of	Value of
	or	or	Unearned	Unearned
	Units	Units	Shares,	Shares,
	of	of	Units or	Units or
	Stock	Stock	Other	Other
	That	That	Rights	Rights
	Have	Have	That	That
	Not	Not	Have Not	Have Not
	Vested	Vested	Vested	Vested
Name	(#)	($)	(#)	(#)
(a)	(g)	(h)	(i)	(j)

None	-	$-	-	-

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, Dr. Emmanuel Esaka, and Mr. Mark Lucky, who is also an executive officer of our company. In March 2021, Messrs. Favata and Grbelja each received restricted stock grants as compensation for their Board services.

The following table sets forth the restricted stock grants issued to Messrs. Favata, Grbelja, and Dr. Esaka as compensation for their Board service:

	FY2022		FY2021
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	8,894	138,000	56,296	$857,000
Paul Favata	2,967	46,000	1,481	23,000
Emmanuel Esaka	2,967	46,000	1,481	23,000
Wayne Monk	18,519	95,000	-	-
Solomon Adote	19,260	145,000	-	-
	52,607	470,000	59,258	$903,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 25, 2022, we had 2,896,396 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 25, 2022:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	339,465	11.70%	1	100%	56.73%
Tom Grbelja	115,169	3.97%			1.94%
Paul Favata	23,214	0.80%			0.39%
Emmanuel Esaka	75,688	2.61%			1.28%
Wayne Monk	21,483	0.74%			0.36%
Solomon Adote	23,707	0.82%			0.40%
Officers and directors as a group	598,726	20.63%	1	100%	61.11%

Total	598,726	20.63%	1	100%	61.11%

(1)

Percent of Voting Control is based upon the number of outstanding shares of our common stock and our Series AA Preferred Stock as of September 30, 2022. On that date, we had 2,901,590 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2021 Employee Stock Compensation Plan	2,222	$27.00	88,888
Equity compensation plans not approved by security holders	-	-	-
Total	2,222	$27.00	88,888

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●

Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

Issuances of Common Stock During Fiscal 2022

During fiscal 2022 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2022 the Company issued 146,701 shares of its common stock related to the conversion of $828,797 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $5.66 per share. The fair value of the shares issued was $831,048.

Sale of Restricted Common Stock

During the year ended June 30, 2022, the Company sold 222,223 shares of its $0.0001 par value common stock valued at $1,500,000, or $6.75 per share.

Commitment Shares

During the year ended June 30, 2022, we issued 86,667 shares of its common stock as commitment shares related to four financing transactions that raised an aggregate $1,170,000. The fair value of the commitment shares totaled $236,567 and was accounted for as discount on the related notes payable, which is being amortized over the term of the note.

Stock Based Compensation

During the year ended June 30, 2022, the Company issued 100,758 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $1,134,118, or $11.25 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2022, the Company issued and vested 53,334 shares of its $0.0001 par value common stock to three consultants, as compensation under three separate consulting agreements. The shares were valued at $763,036, or $13.88 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2022, the Company issued and vested 54,955 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $255,033, or $4.78 per share, based on the share price at the time of the transactions.

Issuances of Common Stock During Fiscal 2021

During fiscal 2021 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2021, the Company issued 388,550 shares of its common stock related to the conversion of $188,460 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.50 per share. The fair value of the shares issued was $2,422,722.

Sale of Restricted Common Stock

During the year ended June 30, 2021, the Company issued 166,667 commitment shares related to convertible note transactions, with 4 investors.

Stock Based Compensation

During the year ended June 30, 2021, the Company issued 162,963 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $2,809,000, or $17.55 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2021, the Company issued and vested 41,975 shares of its $0.0001 par value common stock to three consultants, as compensation under three separate consulting agreements. The shares were valued at $354,000, or $8.43 per share, based on the share price at the time of the transactions.

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

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2022	2021
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	$35,500	$35,500
Tax Fees (2)		-
All Other Fees		-

Total Fees	$35,500	$35,500

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

2.4	Amendment to Membership Interest Purchase Agreement (37)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (3)

3.3	Certificate of Amendment to the Articles of Incorporation (4)

3.4	Certificate of Voting Powers, Designations, Preferences and Rights to Series B Convertible Preferred Stock (10)

3.5	Certificate of Voting Powers, Designations, Preferences and Rights to Series C Convertible Preferred Stock (10)

3.6	Certificate of Voting Powers, Designations, Preferences and Rights to Series Y Preferred Stock (5)

3.7	Certificate of Correction of Certificate of Voting Powers, Designations, Preferences and Right to Series Y Preferred Stock (5)

3.8	Certificate of Amendment to Articles of Incorporation Increasing Authorized Shares of Common Stock to 250,000,000 filed on August 13, 2004 (9)

3.9	Certificate of Voting Powers, Designations, Preferences and Rights to Preferred Stock of Series X Convertible Preferred Stock (5)

3.10	Bylaws (2)

3.11	Amended Bylaws dated March 31, 2003 (5)

3.12	Certificate to Set Forth Designations, Preferences and Rights to Series D Convertible Preferred Stock (23)

3.13	Certificate to Set Forth Designations, Preferences and Rights to Series E Convertible Preferred Stock (29)

3.14	Certificate to Set Forth Designations, Preferences and Rights to Series F Convertible Preferred Stock (29)

3.15	Certificate to Set Forth Designations, Preferences and Rights to Series G Convertible Preferred Stock (29)

3.16	Certificate to Set Forth Designations, Preferences and Rights to Series H Convertible Preferred Stock (29)

3.17	Certificate to Set Forth Designations, Preferences and Rights to Series I Convertible Preferred Stock (29)

3.18	Certificate to Set Forth Designations, Preferences and Rights to Series J Convertible Preferred Stock (35)

4.1	Form of Common Stock Purchase Warrant to Newbridge Securities Corporation for Business Advisory Agreement (10)

4.1	Form of Unsecured Promissory Note to Talos Victory Fund, LLC and Mast Hill Fund, L.P. for $270,000 Principal Amount (40)

4.1	Form of Unsecured Promissory Note to Investor for $270,000 Principal Amount (41)

4.2	Form of 14.25% secured convertible debenture (35)

4.3	$100,000 principal amount promissory note pursuant to settlement agreement with Stokes Logistics Consulting, LLC (35)

4.4	$100,000 principal amount 8% secured convertible promissory note (35)

4.5	Letter of agreement dated February 8, 2008 evidencing $25,000 principal promissory note to Canberra Financial Services II, Inc. (35)

4.6	$14,000 principal 12.5% promissory note for services (35)

4.7	Form of unsecured promissory note (35)

4.8	Form of non-plan option agreement (10)

4.9	Form of common stock purchase warrant (10)

4.10	Form of Common Stock Purchase Warrant re: 14.25% secured convertible debentures (10)

4.11	Form of Common Stock Purchase Warrant issued to Newbridge Securities Corporation as Placement Agent for 14.25% secured convertible debentures (10)

4.12	Form of Series C 10% unsecured convertible debenture (20)

4.13	Form of Warrant for Series C 10% unsecured convertible debenture offering (35)

4.14	Form of Series D 8% unsecured convertible debenture (35)

4.15	Form of 10% convertible debenture (35)

4.16	Form of Warrant for Series D 8% unsecured convertible debenture (22)

4.17	Articles of Merger between Power2Ship, Inc. and Fittipaldi Logistics, Inc. (25)

4.18	Form of Term Sheet for Purchase of Outstanding Debentures (Version 2) (28)

4.19	Form of Term Sheet for Purchase of Outstanding Debentures (Version 1) (28)

4.20	Form of Non-Plan Stock Option Agreement for Employees (29)

4.21	Form of Non-Plan Stock Options Agreement for Executives (29)

4.22	Articles of Merger between Fittipaldi Logistics, Inc. and Visium Technologies, Inc. (31)

4.23	$10,000 principal amount 12% convertible promissory note (35)

4.24	$5,000 principal amount 12% convertible promissory note (35)

4.25	$25,000 principal amount 12% convertible promissory note (35)

4.26	$25,000 principal amount 12% convertible promissory note (35)

4.27	$20,000 principal amount 12% convertible promissory note (35)

4.28	$20,000 principal amount 12% convertible promissory note (35)

4.29	$5,000 principal amount 12% convertible promissory note (35)

4.30	$20,000 principal amount 12% convertible promissory note (35)

4.31	$25,000 principal amount 12% convertible promissory note (35)

4.32	$25,000 principal amount 18% convertible promissory note (35)

4.33	$12,000 principal amount 12% convertible promissory note (35)

4.34	$10,000 principal amount 12% convertible promissory note (35)

4.35	$20,000 principal amount 12% convertible promissory note (35)

4.36	$18,000 principal 12.5% promissory note for services (35)

4.37	$30,000 principal amount 12% convertible promissory note (35)

4.38	$15,000 principal amount 12% convertible promissory note (35)

4.39	$10,000 principal amount 12% convertible promissory note (35)

4.40	$25,000 principal amount 18% convertible promissory note (35)

4.41	$25,000 principal amount 18% convertible promissory note (35)

4.42	$15,000 principal amount 12% convertible promissory note (35)

4.43	$25,000 principal amount 12% convertible promissory note (35)

4.44	$10,000 principal amount 12% convertible promissory note (35)

4.45	$25,000 principal amount 12% convertible promissory note (35)

4.46	$10,000 principal amount 12% convertible promissory note (35)

4.47	Form of Promissory Note issued to FirstFire Global Opportunities Fund, LLC (37)

4.48	Form of Warrant issued to FirstFire Global Opportunities Fund, LLC (37)

4.49	Form of Promissory Note issued to Auctus Fund, LLC (38)

4.50	Form of Warrant issued to Auctus Fund, LLC (38)

4.51	Form of Unsecured Promissory Note (40)

4.52	Form of Unsecured Promissory Note (41)

4.53	Form of Unsecured Promissory Note (42)

4.54	Form of Warrant (42)

10.1	Securities Purchase Agreement (6)

10.2	Investor Registration Rights Agreement (6)

10.3	2001 Employee Stock Compensation Plan (3)

10.4	Employment Agreement with Richard Hersh (8)

10.5	Form of Intellectual Property Assignment Agreement between Power2Ship, Inc. and each of Richard Hersh, Michael J. Darden and John Urbanowicz (10)

10.6	Security Agreements for 14.25% secured convertible debentures (10)

10.7	Registration Rights Agreement for 14.25% secured convertible debentures (10)

10.8	Asset Purchase Agreement with GFC, Inc. (14)

10.9	Mutual Agreement with Commodity Express Transportation, Inc. (15)

10.10	Asset Purchase Agreement with GFC, Inc. (16)

10.11	Form of Unsecured Promissory Note (13)

10.12	Separation and Severance Agreement with Richard Hersh (23)

10.13	Consulting Agreement with Richard Hersh (23)

10.14	Consulting Agreement with David S. Brooks and S. Kevin Yates (as amended) (23)

10.15	Software Transaction Agreement Between Visium Technologies, Inc., Rentar Environmental Solutions, Inc. and the organizers of a new company to be formed (33)

10.16	Capital Contribution Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.17	Rentar Logic, Inc. Shareholders Agreement (33)

10.18	Voting Trust Agreement Between Rentar Logic, Inc., Rentar Environmental Solutions, Inc. and Visium Technologies, Inc. (33)

10.19	Visium/Rentar Agreement April 2010 (35)

10.20	Employment Agreement with Kevin Yates (35)

10.21	Consulting Agreement with Will Williams (35)

10.22	Consulting Agreement with Mobile Software Team, LLC (35)

10.23	Consulting Agreement with C3i Sports, LLC (35)

10.24	Exclusive License Agreement between George Mason Research Foundation, Inc. and Visium Technologies, Inc.(36)

10.25	Securities Purchase Agreement by and between the Company and FirstFire Global Opportunities Fund, LLC (37)

10.26	Securities Purchase Agreement by and between the Company and Auctus Fund, LLC (38)

10.27	Amendment to License Agreement between MITRE Corporation and Visium Analytics, LLC (39)

10.28	Form of Securities Purchase Agreement (40)

10.29	Form of Registration Rights Agreement (40)

10.30	Form of Securities Purchase Agreement (41)

10.31	Form of Registration Rights Agreement (41)

10.32	Form of Securities Purchase Agreement (42)

10.33	Form of Amendment #1 (42)

14.1	Code of Ethics (11)

21.1	Subsidiaries of Registrant (20)*

31.1	Section 302 Certificate of Chief Executive Officer.*

31.2	Section 302 Certificate of Principal Financial Officer.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Reserved

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

(36)	Incorporated by reference to Current Report on Form 8-K filed on July 27, 2019.

(37)	Incorporated by reference to Current Report on Form 8-K filed on January 10, 2019.

(38)	Incorporated by reference to Current Report on Form 8-K filed on January 16, 2019.

(39)	Incorporated by reference to Current Report on Form 8-K filed on May 13, 2020

(40)	Incorporated by reference to Current Report on Form 8-K filed on February 11, 2022

(41)	Incorporated by reference to Current Report on Form 8-K filed on March 4, 2022

(42)	Incorporated by reference to Current Report on Form 8-K filed on September 22, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/s/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: October 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	October 4, 2022
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Visium Technologies, Inc (the Company) as of June 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses as of June 30, 2022. For the year ended June 30, 2022, the Company had a net loss of $5,193,515 and net cash used in operating activities of $2,224,572, and had negative working capital of $2,793,558. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Derivatives

Description of the Matter

The Company has issued various debt and equity offerings in the past. Convertible notes have various terms, including a conversion feature and warrants.  The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in the conversion feature and its warrants.

Significant judgment is exercised by the Company in accounting and valuation of the financial instruments by using a Cox, Ross & Rubinstein Binomial Tree simulation to value them at inception and on any subsequent valuation dates.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included evaluating all debt instruments, confirmation of significant balances, reviewing inputs used in the valuation of the derivative instruments, and performing a reasonableness test the accuracy of the Company’s calculations.

We have served as the Company’s auditor since 2017.

Margate, Florida October 4, 2022

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021
ASSETS
Current assets:
Cash	$136,990	$125,166
Prepaid license fee	-	55,418

Total current assets	136,990	180,584

Total assets	$136,990	$180,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$596,463	$425,804
Accrued compensation	614,589	672,529
Accrued interest	404,712	366,149
Convertible notes payable to ASC Recap LLC	-	147,965
Convertible notes payable, net of discount of $412,944 and $396,033, respectively	1,074,487	809,195
Derivative liability	35,297	184,381
Notes payable, net of discount of $0 and $18,252, respectively	205,000	411,748
Total current liabilities	2,930,548	3,017,771

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2022 and 2021)	0	0
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 2,903,804 shares issued and 2,896,385 outstanding at June 30, 2022, and 2,280,202 shares issued and 2,182,423 outstanding at June 30, 2021, respectively (See Note 7)	288	218
Additional paid in capital	53,749,386	48,512,312
Accumulated deficit	(56,558,552)	(51,365,037)
Total stockholders’ deficit	(2,793,558)	(2,837,187)

Total liabilities and stockholders’ deficit	$136,990	$180,584

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2022	June 30, 2021

Revenues	$-	$25,000

Operating expenses:
Selling, general and administrative	4,316,191	3,879,158
Development expense	361,298	258,168
Total operating expenses	4,677,489	4,137,326

Loss from operations	(4,677,489)	(4,112,326)

Other income (expense)
Gain on change in fair value of derivative liabilities	1,119	1,844,460
Derivative liability expense	-	(1,059,282)
Interest expense	(705,075)	(442,171)
Gain (loss) on debt settlement	187,930	28,863
Gain on debt write off	-	578,408
Warrant exercise expense	-	(211,411)
Total other income (expense)	(516,026)	738,867

Net loss	$(5,193,515)	$(3,373,459)

Weighted average common shares
Basic and diluted	2,505,011	1,467,777

Net loss Per Common Share –Basic and Diluted:	$(2.07)	$(2.30)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Common
	Series A		Series B		Series AA		Stock
	$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	13,992,340	$13,992	1,327,670	$1,328	1	$0	1,143,798	$114	$44,595,384	$(47,991,578)	$(3,380,760)

Shares issued as compensation to directors and officers							162,963	16	2,808,984		2,809,000
Shares issued for consulting services							41,975	4	353,996		354,000
Shares issued for conversion of notes payable							388,550	39	391,000		391,039
Commitment shares issued pursuant to financings							166,667	17	133,012		133,029
Shares issued upon exercise of stock warrants							278,470	28	211,383		211,411
Amortization of deferred compensation									18,553		18,553
Net loss for the year ended June 30, 2022										(3,373,459)	(3,373,459)
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,182,423	$218	$48,512,312	$(51,365,037)	$(2,837,187)

Shares issued as compensation to directors and officers							100,758	10	1,173,790		1,173,800
Shares issued as compensation to employees							54,955	5	762,832		762,837
Shares issued for consulting services							53,334	5	241,795		241,800
Shares issued for conversion of notes payable							146,701	15	831,032		831,047
Shares issued pursuant to sale of common stock							222,222	22	1,499,978		1,500,000
Commitment shares issued pursuant to convertible notes payable							86,667	9	236,558		236,567
Benefical conversion feature with convertible debt									239,564		239,564
Shares issued upon exercise of stock warrants							4,881	0	-		-
Shares issued pursuant to settlement of litigation							44,444	4	107,996		108,000
Amortization of deferred compensation									143,529		143,529
Net loss for the year ended June 30, 2022										(5,193,515)	(5,193,515)

Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,896,385	$288	$53,749,386	$(56,558,552)	$(2,793,558)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net loss	$(5,193,515)	$(3,373,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	571,081	305,499
Stock based payments for consultants, directors, and officers	2,178,437	3,163,000
(Gain) loss on debt settlement	(187,930)	(607,271)
Gain on change in fair value of derivative liabilities	(1,119)	(1,844,460)
Amortization of deferred compensation	143,529	-
Amortization of prepaid expense	55,417	-
Warrant conversion expense	-	211,411
Derivative liability expense	-	1,059,282
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	169,538	445,850
Accrued compensation	(57,940)	20,000
Accrued interest	97,926	96,007
Prepaid license fee	-	(55,417
Discount on notes payable	-	(213,082)
Net cash used in operating activities	(2,224,572)	(792,640)

Cash flows from financing activities:
Advance from officers	-	(102,340
Proceeds from convertible notes payable	1,076,400	838,595
Proceeds from short term notes payable	-	225,000
Proceeds from sale of common stock	1,500,000	-
Repayment of short term notes payable	(225,000)	-
Repayment of convertible notes payable	(115,000)	(73,700)
Net cash provided by financing activities	2,236,400	887,555

Net increase in cash	11,824	94,915

Cash at beginning of year	125,166	30,251

Cash at end of year	$136,990	$125,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$30,231	$39,755
Income taxes	$-	$-

Issuance of common stock for conversion of notes payable and accrued interest	$831,047	$188,460
Commitment shares issued pursuant to convertible notes payable	236,567	-
Shares issued pursuant to settlement of litigation	108,000	-
Beneficial conversion feature with convertible debt	$239,564	-

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Visium is a provider of cyber security visualization, big data analytics and automation that operates in the traditional cyber security space, as well as in the cloud-based technology and Internet of Things spaces.  In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph is a military-grade, highly scalable big data analytics tool for cyber security, based on graph database technology. The development of the technology was sponsored by the US Army and is currently in use by the U.S. Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph which the Company has rebranded as TruContextTM. The commercialization efforts included adding functionality to the core technology to make it a native cloud application, adding multi-user and multi-tenant capability, enhancing the graphical user interface, (“GUI”) to make the application more intuitive to use, and adding enhanced dashboard and reporting capabilities. TruContext would typically be deployed by an enterprise and be used by the cyber analyst to intuitively understand the massive amount of data flowing through the network environment, giving him actionable information in real-time to ensure that the network is protected from threats.  The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.  As of June 30, 2022 there has been no activity in this subsidiary.

On June  20, 2022 a majority of the common shareholders approved certain corporate actions, and the Company filed an amendment to its Articles of Incorporation with the State Department of Corporations in the State of Florida to effect the following changes, effective September 22, 2022:

(i)	reverse the Common stock by a ratio of one thousand six hundred for one (1,350:1). The board of directors was authorized to implement the reverse stock split.

(ii)	Reduce the number of shares of Common Stock that the company is authorized to issue to one billion (1,000,000,000) from ten billion (10,000,000,000).

The principal effects of the Reverse Split include the following:

●	the number of outstanding shares of the Company’s common stock and treasury stock is decrease based on the Reverse Split ratio of 1,350:1;
●

the number of shares of the Company’s common stock held by individual stockholders will decrease based on the Reverse Split ratio selected by the Board, and the number of stockholders who own “odd lots” of less than 100 shares of our common stock will increase;

●

the number of shares common stock reserved for issuance under our stock incentive plans are reduced proportionally based on the Reverse Split ratio of 1,350:1 (along with any other appropriate adjustments or modifications); and

●

the exercise price of our outstanding stock options and warrants and the conversion price of our outstanding convertible securities, including preferred stock, and the number of shares reserved for issuance upon exercise or conversion thereof are adjusted in accordance with their terms based on the Reverse Split ratio of 1,350:1.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended June 30, 2022 we had a net loss of $5,193,515, had net cash used in operating activities of $2,224,572 and had negative working capital of $2,793,558. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2022 and 2021.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2022 and 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2022 AND 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2022 of $35,297.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2020	$438,663
Increase due to issuance of convertible note	1,059,282
Derivative liability adjsutments as a result of note discounts	530,896
Gain on change in fair value of derivative liability	(1,844,460)
Derivative liability at June 30, 2021	$184,381
Derivative liability reduced as a result of debt settlement	(147,965)

Gain on change in fair value of derivative liability	(1,119)
Derivative liability at June 30, 2022	$35,297

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts payable and accrued expenses, accrued compensation, notes payable, convertible promissory notes payable, approximate their fair value due to the short maturity of these items or the use of market interest rates.  At June 30, 2022 and 2021, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

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

JUNE 30, 2022 AND 2021

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2022, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2021 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions.

The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 on January 1, 2022. There is no impact of the adoption of the standard on the financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed immaterial or nonapplicable.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2022 and 2021 as their effect would be anti-dilutive. Potential common shares that would be as follows:

	For the Years ended June 30,
	2022	2021
Weighted average common shares outstanding	2,505,011	1,464,777
Effect of dilutive securities-when applicable:
Convertible promissory notes	482,472	105,244
Preferred Stock converted to common stock	11,348	11,348
Common stock options	2,222	11,852
Warrants	5,049	9,011
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,006,102	1,602,232

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 3: PREPAID LICENSE FEE

In April 2021, the Company entered into a two-year software license agreement to enable product development.  The license fee is prepaid annually at a rate of $70,000 annually.  The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations.  The license fee term starts on July1 each year.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2022 and June 30, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $1,119 and $1,844,460 for the years ended June 30, 2022 and 2021, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at June 30 2022 and June 30, 2021 was $3,947 and $69,334, respectively. The fair value of the derivative liability related to the convertible debt at June 30, 2022 and June 30, 2021 is $31,350 and $115,047, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2022	2021
Effective exercise price	$0.972 – $27.00	$4.87 – $10.39
Effective market price	$1.755	$8.10
Expected volatility	113% to 248%	96.4% to 304.0%
Risk-free interest	1.68%-2.92%	0.05%-0.25%
Expected terms	60 - 824 days	60 - 711 days
Expected dividend rate	0%	0%

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2022 and June 30, 2021 convertible debentures consisted of the following:

	June 30,
	2022	2021
Convertible notes payable	$1,487,431	$1,205,228
Discount on convertible notes	(412,944)	(396,033)
Convertible notes, net	1,074,487	809,195

Convertible notes payable to ASC Recap	-	147,965
Total	$1,074,487	$957,160

The Company had convertible promissory notes aggregating $1,487,431 and $1,205,228 at June 30, 2022 and June 30, 2021, respectively. The related accrued interest amounted to approximately $261,300 and $149,800 at June 30, 2022 and June 30, 2021, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $2.43 to $22,500 per share, as a result of the two reverse stock splits. At June 30, 2022, approximately $324,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

On July 22, 2013 and May 6, 2014, the Company issued to ASC Recap LLC (“ASC”) two convertible promissory notes with principal amounts of $25,000 and $125,000, respectively. These two notes were issued as a fee for services under a 3(a)10 transaction. While the Company continues to carry the balance of these notes on its balance sheet, management is disputing the notes and does not believe that the balances of these notes are owed. See Note 11 – Commitments and Contingencies in the footnotes to the financial statements. The July 22, 2013 note matured on March 31, 2014 and a balance of $22,965 remains unpaid. The May 6, 2014 note matured on May 6, 2016 and remains unpaid. The notes are convertible into the common stock of the Company at any time at a conversion price equal to (i) 50% of the lowest closing bid price of our common stock for the twenty days prior to conversion or (ii) fixed price of $0.15 or $0.30 per share.

On May 9, 2022 the company entered into a global settlement agreement to satisfy any and all claims with i) Tarpon Bay Partners LLC, (ii) J.P. Carey Enterprises Inc., and (iii) Anvil Financial Management LLC to resolve all litigation amongst the parties. The terms of the agreement included J.P. Carey Enterprises Inc. and Anvil Financial Management LLC receiving 44,444 shares of the Company's $0.0001 par value common stock, valued at $108,000, or $2.43 per share. The agreement also calls for the retirement of the notes payable to Tarpon Bay Partners LLC (ASC Recap) in the amount of $147,965.  The settlement of this litigation resulted in a gain of $39,965.

In June 2021, the Company obtained a legal opinion to extinguish aged debt totaling $787,272 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accrued interest expense	$385,803
Convertible notes payable	401,469
$787,272

For the year ended June 30, 2022, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Labrys Funds	146,701	$772,797	$56,000	$2,250	$831,047	$5.66
Total	146,701	$772,797	$56,000	$2,250	$831,047	$5.66

Transactions

Convertible Notes Payable

In February 2022, the Company entered into three Securities Purchase Agreements with three investors pursuant to which each investor purchased a promissory note, each with a face value of $270,000, made by the Company in favor of the Investors in the total combined principal amount of $810,000 for a combined purchase price of $745,200. These Notes bear an aggregate original issue discount of $64,800, each bear interest of 8% per year and mature in February 2023. The Notes are convertible into shares of the Company’s common stock at a conversion price of $2.43 per share, subject to adjustment as provided therein.  The Company has the right to prepay each Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment the Investors shall have the right to convert their Notes into Common Stock of the Company in accordance with the terms of such Note. The Notes contain events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreements.  Pursuant to the Purchase Agreements, the Company issued to the Investors an aggregate 60,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing. The commitment shares were valued at $291,600, or $4.86 per share and recorded as a discount.

In April 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the investor purchased a promissory note with a face value of $360,000, made by the Company for a purchase price of $331,200. The Note bears an original issue discount of $28,800, bears interest of 8% per year and mature in April 2023. The Note is convertible into shares of the Company’s common stock at a conversion price of $2.43 per share, subject to adjustment as provided therein.  The Company has the right to prepay each Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment the Investor shall have the right to convert their Notes into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company issued to the Investor 26,667 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing. The commitment shares were valued at $54,915, or $2.06 per share and recorded as a discount.

During the year ended Jun 30, 2022, the total shares issued with these convertible notes payable was 86,667 with a total relative fair value $236,567 and also a beneficial conversion feature of $239,564

The Company recognized interest expense on convertible notes payable of approximately $111,530 and $108,000 during the fiscal years 2022 and 2021, respectively.

Notes Payable

The Company had promissory notes aggregating $205,000 and $411,748 at June 30, 2022 and 2021, respectively. The related accrued interest amounted to approximately $226,343 and $204,912  at June 30, 2022 and June 30, 2021, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $205,000 that are outstanding as of June 30, 2022 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

The Company recognized interest expense on promissory notes payable of approximately $21,430 and $28,400 during the fiscal years 2022 and 2021, respectively.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 6: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2022, is as follows:

Accrued interest payable at June 30, 2021	$366,149
Interest expense on notes payable for the year ended June, 2021	133,994
Payments of accrued interest	(39,431)
Conversion of accrued interest into common stock	(56,000)
Accrued interest payable at June 30, 2022	$404,712

Interest expense for year ended June 30, 2022 was comprised of the following:

Interest expense for the year ended June 30, 2022	$133,994
Amortization of debt discount	571,081
Total interest expense for the year ended June 30, 2022	$705,075

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2022, the Company had 1,000,000,000 authorized common shares. At June 30, 2022, the Company has 2,903,804 common shares issued of which 2,896,396 were outstanding, which is net of 7,408 unvested shares issued for the restricted stock awards granted during the year.

The Company effected a reverse split of our Common stock by a ratio of one thousand three hundred fifty for one (1,350:1). The board of directors was authorized to implement the reverse stock split effective September 22, 2022. The reverse stock split adjusted the then outstanding Common shares of the company from 3,916,144,800 Common Shares to a total of 2,896,396 Common Shares. This action also reduced the number of Authorized common shares of the Company from 10,000,000,000 to 1,000,000,000.

Issuances of Common Stock During 2022

During the year ended June 30 2022, the Company issued 146,701 shares of its common stock related to the conversion of $828,797 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $5.66 per share. The fair value of the shares issued was $2,422,722.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30, 2022 the Company issued 53,334 shares of its $0.0001 par value common stock to three consultants, as compensation for services rendered. The shares were valued at $255,033, or $4.78 per share.

During the year ended June 30 2022, the Company issued 54,955 shares of its $0.0001 par value common stock to six employees, as compensation for services rendered. The shares were valued at $763,041, or $13.89 per share.

During the year ended June 30 2022, the Company issued 100,758 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $1,134,118, or $11.26 per share.

Warrants

During the fiscal year ended June 30 2022, the Company issued 4,881 shares of its $0.0001 par value common stock pursuant to the cashless exercise of warrants. The warrant shares were valued at $211,411, or $43.32 per share.

Funding

In September 2021 the Company entered into two  securities purchase agreement (the “Purchase Agreements”) with a single institutional investor (the “Purchaser”) resulting in the raise of $1,500,000 in gross proceeds to the Company. Pursuant to the terms of the Purchase Agreements, the Company agreed to sell, in a registered director offering, an aggregate of 222,222 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $6.75 per Share (the “Offering”). The Offerings closed on September 15, 2021 and September 27, 2021, respectively.

During the fiscal year ended June 30, 2022 the Company issued 86,667 shares of its $0.0001 par value common stock to three investors as commitment shares pursuant to the issuance of promissory notes.  The shares were valued at $236,567,

Litigation Settlement

During the fiscal year ended June 30, 2022 we issued 44,444 shares of its common stock pursuant to the settlement of litigation with ASC Recap.  The shares were valued at $108,000, and resulted in a gain of $39,965.

Issuances of Common Stock During the Year ended June 30, 2021

Convertible Notes Payable

During the fiscal year ended June 30 2021, the Company issued 388,550 shares of its common stock related to the conversion of $188,460 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.50 per share. The fair value of these conversions was $2,031,402.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

Stock Based Compensation

During the fiscal year ended June 30 2021, the Company issued 162,963 shares of its $0.0001 par value common stock as compensation to its directors and officers related to the vesting of restricted stock grants. The shares were valued at $2,809,000, or $17.28 per share, based on the share price at the time of the transactions.

During the fiscal year ended June 30 2021, we issued 41,975 shares of its common stock to consultants, as compensation. The shares were valued at $8.44, the market price on the date of issuance for a total value of $354,000. The expense is included in general and administrative expenses and was recognized on the date the stock was issued or vested.

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2022 and 2021 and changes during the fiscal years ending on these dates is as follows:

	Year ended June 30, 2022		Year ended June 30, 2021
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	9,012	$14.85	370	$202.50
Granted	2,781	$14.85	34,695	$14.85
Granted due to repricing	-	-	257,601	0.27
Exercised		0.27		0.27
Forfeited		0.27		0.27
Balance at end of period	5,049	$14.85	9,012	$14.85

Warrants exercisable at end of period	5,049	$14.85	9,012	$14.85

The following table summarizes information about common stock warrants outstanding at June 30, 2022:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At June 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2022	Weighted Average Exercise Price
$7.425	1,212	0.54 Years	$7.425	1,212	$7.425
$10.395	631	1.03 Years	$10.395	631	10.395
$12.285	1,339	2.26 Years	$12.285	1,339	12.285
$20.385	811	2.26 Years	$20.385	811	20.385
	5,049	1.78 Years	$14.85	5,049	$14.85

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

JUNE 30, 2022 AND 2021

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $0.015 with a fair value of $0.00. For the years ended June 30, 2022 and 2021, the Company issued options to purchase no shares. Upon exercise, shares of new common stock are issued by the Company.

For the years ended June 30, 2022 and 2021, the Company recognized an expense of approximately $143,529 and $18,554, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2022, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222  shares that have vested as of June 30, 2022.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended June 30,
	2022	2021
Expected volatility	-%	369.76% - 496.27%
Expected term	-	4 Years
Risk-free interest rate	-%	0.76%-0.84%
Forfeiture Rate	-%	0%
Expected dividend yield	-%	0%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2022 and 2021 and changes during the periods ending on that date is as follows:

	Year Ended June 30,			Year Ended June 30,
	2022			2021
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
		Price	Value		Price	Value
Stock options
Balance at beginning of year	11,852	$20.25		-	$-	$
Granted	-	0.00		11,852	$20.25	-
Exercised	-	$0.00		-	$-	-
Forfeited	(9,630)	$(18.69)		-	$-
Balance at end of year	2,222	$27.00	$-	11,852	$20.25	$-

Options exercisable at end of year	2,222	$27.00	$-	1,173	$20.25	$-

The following table summarizes information about employee stock options outstanding at June 30, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2022	Life	Price	2022	Price	Life
$27.00	2,222	3.84	$27.00	2,222	$27.00	3.84
Outstanding options	2,222	3.84	$27.00	2,222	$27.00	3.84

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2022 and 2021 is presented in the following table:

	For the Year ended
	June 30, 2022		June 30, 2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	97,778	$15.53	494	$81.00
Granted	41,481	$10.66	146,667	$15.53
Forfeited	(8,025)	10.80	0
Vested	(123,827)	$14.85	(49,383)	$15.53
Unvested at end of period	7,407	$13.50	97,778	$15.53

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of June 30, 2022 was $91,800 and is expected to be recognized over a weighted average period of 0.5 years.

NOTE 9: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30 2022 and 2021 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2022	2021
Statutory federal rate	(21.7)%	(21.7)%
State income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent differences, including stock-based compensation	8.6%	8.6%
Change in valuation allowance	16.7%	16.7%
Effective tax rate	0.0%	0.0%

At June 30, 2022 and 2021 the Company’s deferred tax assets were as follows:

	June 30, 2022	June 30, 2021
Tax benefit of net operating loss carry forward	$7,768,000	$7,245,000
Intangible	-	-
Total deferred tax assets	7,768,000	7,245,000

Less: valuation allowance	(7,768,000)	(7,245,000)
Net deferred tax assets	$-	$-

As of June 30, 2022, the Company had unused net operating loss carry forwards of approximately $36.9 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2040. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

The Company’s valuation allowance at June 30, 2022 and 2021 was $7,768,000 and $7,245,000, respectively. The change in the valuation allowance during the year ended June 30, 2022 was an increase of approximately $523,000.  Effective December 22 2018, a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21.7% for the year ended June 30, 2022. Going forward the blended rate will be 25.4% for future years.

NOTE 10: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. $0 in advances remain outstanding as of June 30, 2022. Mr. Lucky is owed $1,481 for out-of-pocket expenses as of June 30, 2022, which is included on the balance sheet in Accounts payable and accrued expenses.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at June 30, 2022.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 11: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2022, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with the sellers of Threat Surface Solutions Group, LLC includes a provision for a royalty payment based on ten percent (10%) of sales generated by Threat Surface Solutions Group beginning on the Agreement Date and ending on October 12, 2021, capped at a maximum royalty of $2,500,000. As of June 30, 2022, we have not generated any revenue related to these license agreements.

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of June 30, 2022, we have not generated any revenue related to these license agreements.

Note 12 – Fair Value Measurement

Fair value measurements

At June 30, 2022 and 2021, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2022:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes			31,350
Derivative liability – Warrants	$-	$-	$3,947
Total derivative liability	$-	$-	$35,297

At June 30, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2021:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes			115,047
Derivative liability – Warrants	$-	$-	$69,334
Total derivative liability	$-	$-	$184,381

NOTE 13: SUBSEQUENT EVENTS

In the quarter ended September 30 2022, our consultants vested 1,482 shares of our $0.0001 par value common stock, valued at $23,000, or at an average price per share of $15.53.

In the quarter ended September 30 2022, our directors and officers vested 3,705 shares of our $0.0001 par value common stock, valued at $34,412, or at an average price per share of $9.29.

In September 2022 the Company amended the terms of four convertible notes held by three individual investors.  The amendment to each of the notes waived the requirement for an interim note payment to be made by the Company. In exchange for this the Company issued the noteholders warrants for an aggregate 138,667 common shares. The warrants have a five year life and a conversion price of $0.001 per share.

