Form 10-Q
period 2022-09-30
VISIUM TECHNOLOGIES, INC.
filed 2022-11-18
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-25753

VISIUM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	87-0449667
(State of Incorporation)	(IRS Employer Identification No.)

4094 MAJESTIC LANE, SUITE 360

FAIRFAX, VA 22033(Address of principal executive offices)

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 17, 2022, was 3,169,546.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on October 13, 2022. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

2

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$22,524	$136,940
Prepaid license fee	52,500	0

Total current assets	75,024	136,940

Total assets	$75,024	$136,940

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$647,083	$596,463
Accrued compensation	820,570	614,589
Due to officer	53,000	-
Accrued interest	439,494	404,712
Convertible notes payable, net of discount of $0 and $412,944, as of September 30, 2022 and June 30, 2022, respectively	1,487,431	1,074,487
Derivative liabilities	23,926	35,297
Notes payable	205,000	205,000
Total current liabilities	3,676,504	2,930,548

Commitments and contingencies (Note 10)	-	-

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	0	0
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 2,903,812 shares issued and 2,901,590 outstanding at September 30, 2022, and 2,903,804 shares issued and 2,896,385 outstanding at June 30, 2022, respectively (See Note 7)	290	288
Additional paid in capital	53,979,338	53,749,386
Accumulated deficit	(57,596,428)	(56,558,605)
Total stockholders’ deficit	(3,601,480)	(2,793,611)

Total liabilities and stockholders’ deficit	$75,024	$136,940

(1) Derived from audited financial statements

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	359,639	1,200,030
Development expense	54,892	110,413
Total Operating Expenses	414,531	1,310,443

Loss from Operations	(414,531)	(1,310,443)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	11,371	(18,908)
Loss on extinguishment of debt	(504,925)	-
Interest expense	(129,738)	(486,464)
Total other income (expenses)	(623,292)	(505,372)

Net loss	$(1,037,823)	$(1,815,815)

Loss per common share basic and diluted	$(0.36)	$(0.80)

Weighted average common shares outstanding - basic and diluted	2,896,601	2,262,182

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,896,385	$288	$53,749,386	$(56,558,605)	$(2,793,611)

Shares issued as compensation to directors and officers							3,705	2	27,208	-	27,210
Shares issued for consulting services							1,482	-	15,772	-	15,772
Warrants issued on extinguishment of debt								-	186,972	-	186,972
Shares issued due to reverse split (rounding)							18	-	-	-	-
Net loss for the three months ended September 30, 2022										(1,037,823)	(1,037,823)

Balance at September 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,901,590	$290	$53,979,338	$(57,596,428)	$(3,601,480)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,182,423	$218	$48,512,312	$(51,365,038)	$(2,837,188)

Shares issued as compensation to directors and officers							22,222	2	344,998		345,000
Shares issued for consulting services							23,333	2	326,746		326,748
Shares issued for conversion of notes payable							146,701	15	831,033		831,048
Shares issued for sale of common stock							222,222	22	1,499,978		1,500,000
Amortization of deferred compensation									40,524		40,524
Shares issued for cashless warrant exercise							4,879	-			-
Net loss for the three months ended September 30, 2021										(1,815,815)	(1,815,815)

Balance at September 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,601,781	$260	$51,555,591	$(53,180,853)	$(1,609,687)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,037,823)	$(1,815,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	43,016	671,749
Amortization of deferred compensation	-	40,524
Loss on extinguishment of debt	504,925	-
(Gain) loss on change in derivative liabilities	(11,371)	18,908
Amortization of debt discount	94,956	410,922
Changes in operating assets and liabilities:
Accounts payable	50,564	101,394
Prepaid expenses	(52,500)	(66,666)
Accrued interest	34,782	68,587
Accrued compensation	205,986	60,000
Net cash used in operating activities	(167,466)	(510,397)

Cash flows from financing activities:
Loan proceeds from officers	53,000	-
Proceeds from sale of common stock	-	1,500,000
Repayment of convertible note payable	-	(115,000)
Net cash provided by (used in) financing activities	53,000	1,385,000

Net increase (decrease) in cash	(114,466)	874,603

Cash, beginning of period	136,940	125,166

Cash, end of period	$22,524	$999,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,200
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest	$-	$831,048

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In April 2022 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.

On June 20, 2022, the Company held a special meeting of stockholders, pursuant to which the stockholders of the Company voted approved certain corporate actions, and the Company filed an amendment to its Articles of Incorporation with the State Department of Corporations in the State of Florida to effect the following changes, effective September 22, 2022:

(i)	reverse the Common stock by a ratio of one thousand three hundred fifty for one (1,350:1). The board of directors was authorized to implement the reverse stock split.

(ii)	Reduce the number of shares of Common Stock that the company is authorized to issue to one billion (1,000,000,000) from ten billion (10,000,000,000).

The principal effects of the Reverse Split include the following:

●	the number of outstanding shares of the Company’s common stock and treasury stock is decrease based on the Reverse Split ratio of 1,350:1;
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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended September 30, 2022 we had a net loss of $1,037,823, had net cash used in operating activities of $167,466 and had negative working capital of $3,601,480. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Update

In March 2021, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The pandemic has had significant impacts around the globe and in many locations in which we operate. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. The effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.

Throughout the pandemic we have continued to make investments to support business growth and product development, including investments in research and development as we continue to introduce new applications to extend the functionality of our products, sales and marketing to support customer growth, and other critical functions to ensure the highest levels of customer service and support as well as ensuring that we maintain the required infrastructure to be a public company. We expect to continue to make these investments.  As of September 30, 2022, COVID-19 has not had a material impact on our results of operations or financial condition.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 4, 2022. The results of operations for the three months ended September 30, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2023, for example, refer to the fiscal year ending June 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2022 and year ended June 30, 2022.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of September 30, 2022 these limits were not exceeded.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2022 and June 30, 2022 which consist of embedded conversion options in convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2022

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of September 30, 2022 of $23,926.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2022 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

All revenues are recorded in accordance with ASC 606, which is recognized when: (i) a contract with a client has been identified, (ii) the performance obligation(s) in the contract have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to each performance obligation in the contract, and (v) the Company has satisfied the applicable performance obligation.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2022, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2021 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2021-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Segment Reporting

The Company operates in one business segment which technologies are focused on data analytics, visualization, and cybersecurity.

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

	September 30,	June 30,
	2022	2022
Weighted average common shares outstanding	2,896,601	2,505,011
Effect of dilutive securities-when applicable:
Convertible promissory notes	529,378	482,472
Preferred stock	11,348	11,348
Common stock options	2,222	2,222
Warrants	143,716	5,049
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	3,583,265	3,006,102

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 3: PREPAID LICENSE FEE

In April 2022, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid  at a rate of $70,000 annually, beginning July 1 of each year. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations. As of September 30, 2022 the prepaid license fee was $52,500

NOTE 4: DERIVATIVE LIABILITY

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded conversion options derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2022 and June 30, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $11,371 and a loss of $18,908 for the three months ended September 30, 2022 and 2021, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at September 30, 2022 and June 30, 2022 was $2,034 and $3,947, respectively. The fair value of the derivative liability related to the convertible debt at September 30, 2022 and June 30, 2022 is $21,892 and $31,350, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Three Months Ended September 30,
	2022	2021
Effective exercise price	$0.80 – $27.00	$7.425 – $27.00
Effective market price	$0.65	$27.00
Expected volatility	289.4%to619.1%	191.4%-315.8%
Risk-free interest	3.2%-4.2%	0.05%-0.28%
Expected terms	60 – 732 days	60 – 1073 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2022 is follows:

Derivative liability at June 30, 2022	$35,297
Gain on change in fair value of derivative liability	$(11,371)
Derivative liability at September 30, 2022	$23,926

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2022 is as follows:

Accrued interest payable at June 30, 2022	$404,712
Interest expense accrued for the three months ended September 30, 2022	34,782
Accrued interest payable at September 30, 2022	$439,494

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At September 30, 2022 and June 30, 2022 convertible debentures consisted of the following:

	September 30,	June 30,
	2022	2022
Convertible notes payable	$1,487,431	$1,487,431
Discount on convertible notes	-	(412,944)
Convertible notes, net	1,487,431	1,074,487

The Company had convertible promissory notes aggregating approximately $1,487,431 and $1,074,487 at September 30, 2022 and June 30, 2022, respectively. The related accrued interest amounted to approximately $228,500 and $206,900 at September 30, 2022 and June 30, 2022, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.80 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2022, approximately $324,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

In September 2022 we issued 138,667 warrants with a five year life, and a fixed exercise price of $1.35 per share, as part of a modification to three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt.

Under ASC 470-50, the issuance of these warrants resulted in a loss on the extinguishment of debt, as follows:

Value of warrants issued	$186,972
Write-off of unamortized debt discount	317,953
Loss on extinguishment of debt	$504,925

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE, continued

For the three months ended September 30, 2022, there were no conversions of debt into common stock.

Notes Payable

The Company had promissory notes aggregating $205,000 at September 30, 2022 and June 30, 2022, respectively. The related accrued interest amounted to approximately $210,945 and $206,912 at September 30, 2022 and June 30, 2022, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of September 30, 2022 have matured, are in default, and remain unpaid.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2022, the Company had 1,000,000,000 authorized common shares.

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

Issuances of Common Stock During the Three Months Ended September 30, 2022

Stock Based Compensation

 During the three months ended September 30, 2022 the Company issued 3,705 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $27,210, or $7.34 per share, based on the quoted share price at the time of the transactions.

During the three months ended September 30, 2022 1,482 shares of its $0.0001 par value common stock vested to a consultant, as compensation under a consulting agreement. The shares were valued at $15,772, or $10.67 per share based on the quoted share price at the time of the transactions.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Common Stock Warrants

In January and February 2022, we issued 2,268 warrants with a two year life, and fixed exercise prices ranging from $7.425 to $27.00 per share.

In July and October 2021 we issued 2,781 warrants with a three year life, and fixed exercise prices of $10.3957, $12,285, and $20.385.

In September 2022 we issued 138,667 warrants with a five year life, and a fixed exercise price of $1.35 per share, as part of a modification to three outstanding convertible notes payable.. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt.  The Company recorded a loss of extinguishment of debt of $504,925. The Company used a binomial option pricing model to estimate the fair value of the warrants issued, using the following assumptions on the date that the warrants were issued:

Expected volatility	285.9%
Expected term	1,825 Days
Risk-free interest rate	3.54%
Forfeiture Rate	0%
Expected dividend yield	0%

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2022 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,049	$14.85
Granted	138,667	$1.35
Exercised	-	-
Forfeited	-	-
Balance at end of period	143,716	$1.84

Warrants exercisable at end of period	143,716	$1.84

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table summarizes information about common stock warrants outstanding at September 30, 2022:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2022	Weighted Average Exercise Price
$1.35	138,667	4.92 Years	$1.35	138,667	$1.35
7.425	1,212	0.28 Years	7.425	1,212	7.425
10.395	631	0.78 Years	10.395	631	10.395
12.285	1,339	2.01 Years	12.285	1,339	12.285
20.385	811	2.01 Years	20.385	811	20.385
27.00	1,056	0.36	27.00	1,056	27.00
	143,716	4.79 Years	$1.83	143,716	$1.83

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

Under the 2022 Stock Incentive Plan, the Company has issued options to purchase 2,222 shares at an average price of $27.00 with a fair value of $0.00. For the three months ended September 30, 2022 and 2021, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended September 30, 2022 and 2021, the Company recognized an expense of $0 and $40,524, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2022, the Company had  $0 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.83 years. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 4,250,000 shares that have vested as of September 30, 2022.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended June 30,
	2022	2021
Expected volatility	-%	370% - 497%
Expected term	-	4 Years
Risk-free interest rate	-%	0.76%-0.84%
Forfeiture Rate	-%	0.00%
Expected dividend yield	-%	0.00%

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

A summary of the status of the Company’s outstanding stock options as of June 30, 2022 and 2021 and changes during the periods ending on that date is as follows:

		Weighted Average		Aggregate	Weighted
		Exercise	Grant Date Fair	Intrinsic	Average Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2022	2,222	$27.00	$-	$-	3.59
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeiture and cancelled	-	-	-	-
At September 30, 2022	2,222	$27.00	$-	$0	3.59

The following table summarizes information about employee stock options outstanding at June 30, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2022	Life	Price	2022	Price	Life
$27.00	2,222	3.59	$27.00	2,222	$27.00	3.59
Outstanding options	2,222	3.59	$27.00	2,222	$27.00	3.59

As of September 30, 2022, the Company had no unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2022 is presented in the following table:

	For the Three months ended
	September 30, 2022
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of period	7,407	$9.29
Granted	-	$-
Forfeited	-	-
Vested	(5,185)	$11.07
Unvested at end of period	2,222	$5.13

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2022 was $11,400 and is expected to be recognized over a weighted average period of 0.25 years.  The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2022 there was $53,000 outstanding of such advances made to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at September 30, 2022.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2022, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of September 30, 2022, we have not generated any revenue related to these license agreements.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 11 – Fair Value Measurement

Fair value measurements

At September 30, 2022 and June 30, 2022, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2022 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2022:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$21,892
Derivative liability – Warrants		-		-	2,034
Total derivative liability		$-		$-	$23,926

NOTE 12: SUBSEQUENT EVENTS

In October 2022 the Company issued 10,000 shares of our $0.0001 par value common stock to a consultant for services provided, valued at $3,100, or at an average price per share of $0.31.

In October 2022 our directors and officers vested 174,075 shares of our $0.0001 par value common stock, valued at $57,535, or an average price per share of $0.33.

In October 2022 our employees vested 81,667 shares of our $0.0001 par value common stock to four employees as compensation, valued at $25,317, or an average price per share of $0.31.

Securities Purchase Agreement and Convertible Promissory Note

On October 14, 2022 the Company entered into a Securities Purchase Agreement an  Investor, pursuant to which the Company issued to the Investor on that date a 10% Convertible Promissory Note in the principal amount of $105,000 in exchange for a purchase price of $100,000. The Note was funded by the Investor on October 14, 2022, and on such date pursuant to the Purchase Agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000. The Note proceeds will be used by the Company for general working capital purposes. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock at any time during the period the Note is outstanding, at a fixed conversion price of $1.50 within 180 days following the issue date and at a variable conversion price of 65% multiplied by certain lowest trading price of the Company’s common stock thereafter.

If the Note is paid off in full within 180 days following the issue date a prepayment percentage of 120% will apply for amounts owed.

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

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as CyGraph, a tool for cyber warfare analytics, visualization, and knowledge management. CyGraph is a military-grade highly scalable big data analytics tool for Cybersecurity, based on graph database technology. The development of the technology was sponsored by, and is currently in use by US Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph which the Company as rebranded as TruContext.

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

 Employees

As of September 30, 2022, we had eight (8) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2022 and 2021

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2022	in % 2022
	2022	2021	vs 2021	vs 2021
Operating expenses:
Selling, general and administrative	$359,639	$1,200,030	$(840,391)	(70.0)%
Development expense	54,892	110,413	(55,521)	(50.3)%
Total operating expenses	414,531	1,310,443	(895,912)	(68.4)%

Operating loss	(414,531)	(1,310,443)	895,912	(68.4)%

Other expense:
Gain (loss) on change in fair value of derivative liabilities	11,731	(18,908)	30,639	(162.0)%
Loss on extinguishment of debt	(504,925)	-	504,925	N/A
Interest expense	(129,738)	(486,464)	309,248	(63.6)%
	(623,292)	(505,372)	(403,382)	(79.8)%

Net loss	$(1,037,823)	(1,815,815)	$1,048,505	(57.7)%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2022, selling, general and administrative expenses were $1,200,030as compared to $193,196 for the three months ended September 30, 2021, an increase of $1,024,335 or approximately 530%. For the three months ended September 30, 2022 and 2021 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	September 30,		Increase/
	2022	2021	Decrease	% Change
Accounting expense	$20,534	$23,071	$(2,537)	(11.0)%
Consulting fees	10,000	7,500	2,500	33.3%
Salaries	276,662	158,981	117,681	74.0%
Legal and professional fees	700	267,530	(266,830)	(99.7)%
Travel expense	249	-	249	-
Occupancy expense	552	567	(15)	(2.6)%
Telephone expense	1,088	1,149	(61)	(5.3)%
Website expense	40	6,498	-6,458	(99.4)%
Marketing expense	172	1,156	(984)	(85.1)%
Investor relations expense			288	-
Stock based consulting expense	15,772	367,273	(351,467)	(95.7)%
Stock based compensation	27,209	345,000	(317,791)	(92.1)%
Other	6,661	21,305	(14,966)	(70.2)%
	$359,639	$1,200,030	$(840,391)	(70.0)%

The decrease in selling, general and administrative expenses during fiscal Q1 of 2022, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $351,467, stock-based compensation expense of $317,791, legal and professional expenses of $273,830, offset by higher salaries expense of $117,681.

We believe that our selling, general, and administrative expenses will increase as the stock based consulting and compensation expenses and legal and professional expenses may increase over the balance of the fiscal year.  Other expenses may increase as we increase our business activity over the remainder of fiscal 2023.

Development Expense

	Three-Months Ended
	September 30,		%
	2022	2021	Change
Development expense	$54,892	$110,413	(50.3)%

Development expense represents the expense of further enhancing and commercializing TruContext. We believe that our development expense will continue at a slightly higher expense rate for the remainder of fiscal 2022.

Interest Expense

	Three-Months Ended
	September 30,		%
	2022	2021	Change
Interest expense	$129,728	$486,464	$(63.6)%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The decrease in interest expense during the three-month period ended September 30, 2022 is primarily due to the acceleration of interest expense related to the repayment of outstanding notes payable held by Labrys Fund, LP during fiscal 2022.  In addition, there was a decrease in discount amortization expense primarily related to the repayment outstanding notes payable of $332,343.

Loss on Extinguishment of Debt

	Three-Months Ended
	September 30,		%
	2022	2021	Change
Loss on extinguishment of debt	$504,925	$-	$ N/A

The loss on extinguishment of debt expense during the three-month period ended September 30, 2022 is due to the extinguishment of debt related to the amendment to three convertible notes in September 2022. The Company issued 138,667 warrants with a five year life, and a fixed exercise price of $1.35 per share, as part of a modification to these three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and the Company recorded a loss on extinguishment of debt related to this transaction of $504,925.

Liquidity and Capital Resources

	Balance at
	September 30, 2022	June 30, 2022
Cash	$22,524	$136,940
Accounts payable and accrued expenses	647,083	596,463
Accrued compensation	820,570	614,589
Notes, convertible notes, and accrued interest payable	$1,861,415	$1,684,199

At September 30, 2022 and June 30, 2022, our total assets consisted of cash and prepaid expenses.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $167,467 and $510,397 during the three-month periods ended September 30, 2022 and 2021, respectively, and has a working capital deficit of approximately $3.3 million and $2.8 million at September 30, 2022 and June 30, 2022, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Three months ended September 30, 2022

Net cash used in operations during the three months ended September 30, 2022 decreased by $342,930 or 67% over the same period during fiscal year 2022.

Capital Raising Transactions

During the quarter ending September 30, 2022 the Company had no capital raising transactions.

Other outstanding obligations at September 30, 2022

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1,487,431 outstanding at September 30, 2022. The accrued interest amounted to approximately $325,930 as of September 30, 2022. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.80 and $22,500 per share, at the holders’ option. At September 30, 2022, approximately $324,000 of the promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating $205,000 at September 30, 2022. The related accrued interest amounted to approximately $222,900 at September 30, 2022. The Notes Payable bear interest at a rate of 16% per annum. Interest is payable monthly. All promissory notes have matured as of September 30, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2022, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2022 the Company is not the subject of, or party to, any pending or threatened, legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on September 28, 2022, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022 the Company did not issue any shares of its common stock.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark Lucky
November 18, 2022		Mark Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
November 18, 2022		Mark Lucky
CFO, principal accounting officer

