Form 10-Q
period 2022-12-31
VISIUM TECHNOLOGIES, INC.
filed 2023-02-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 10, 2023, was 4,334,654.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management's current beliefs, estimates and assumptions and on information currently available to management that we believe may affect our financial condition, results of operation, business strategy and financial need.  Such statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers; the impact of the coronavirus pandemic (the “COVID-19 pandemic”) or its abatement, on our business, results of operations, financial condition, and future profitability and growth; the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the sufficiency of our cash and capital resources to satisfy our liquidity needs; our ability to hire, retain and motivate qualified personnel, including executive level management; and our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions;.

Most of these factors are difficult to predict and are generally beyond our control.  Therefore, you should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.  Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission, or the SEC, on October 4, 2022. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on form 10-Q and in our Annual Report on Form 10-K.

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$31,391	$136,990
Prepaid license fee	35,000	-

Total current assets	66,391	136,990

Total assets	$66,391	$136,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$643,402	$596,463
Accrued compensation	1,025,017	614,589
Due to officer	67,500	-
Accrued interest	437,093	404,712
Convertible notes payable, net of discount of $0 and $412,944	1,558,481	1,074,487
Derivative liabilities	127,298	35,297
Notes payable	205,000	205,000
Total current liabilities	4,063,791	2,930,548

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2022 and June 30, 2022, respectively)	0	0
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 5,486,121 shares issued and 3,986,103 outstanding at December 31, 2022, and 2,903,804 shares issued and 2,896,385 outstanding at June 30, 2022, respectively (See Note 7)	398	288
Additional paid in capital	54,304,833	53,749,386
Accumulated deficit	(58,317,951)	(56,558,552)
Total stockholders’ deficit	(3,997,400)	(2,793,558)

Total liabilities and stockholders’ deficit	$66,391	$136,990

(1)     Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	533,892	1,264,592	893,581	2,464,629
Development expense	47,060	85,912	101,952	196,325
Total Operating Expenses	580,952	1,350,504	995,533	2,660,954

Loss from Operations	(580,952)	(1,350,504)	(995,533)	(2,660,954)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(45,233)	75,253	(33,862)	56,345
Derivative liability expense	(58,139)	-	(58,139)	-
Gain (loss) on extinguishment of debt	-	-	(504,925)	-
Interest expense	(37,199)	(15,211)	(166,940)	(501,675)
Total other income (expenses)	(140,571)	60,042	(763,866)	(445,330)

Net loss	$(721,523)	$(1,290,462)	$(1,759,399)	$(3,106,284)

Loss per common share basic and diluted	$(0.22)	$(2.98)	$(0.57)	$(10.46)

Weighted average common shares outstanding – basic and diluted	3,271,675	432,481	3,085,138	297,026

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

(UNAUDITED)

For the three months ended December 31, 2022

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - S eries AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2022	13,992,340	13,992	1,327,670	$1,328	1	$0	2,901,590	$290	$53,979,338	$(57,596,428)	$(3,601,480)

Shares issued for consulting services							10,000	1	3,099		3,100
Shares issued as compensation to employees							235,001	23	72,827		72,850
Shares issued as compensation to directors and officers							522,207	52	172,552		172,604
Shares issued for conversion of notes payable							248,550	25	77,024		77,049
Shares issued for exercise of warrants							68,755	7	(7)		0
Net loss for the three months ended December 31, 2022										(721,523)	(721,523)

Balance at December 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,986,103	398	54,304,833	(58,317,951)	(3,997,400)

For the six months ended December 31, 2022

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,896,385	$288	$53,749,386	$(56,558,552)	$(2,793,558)

Shares issued for consulting services							11,482	2	18,871		18,873
Shares issued as compensation to employees							235,001	23	72,827		72,850
Shares issued as compensation to directors and officers							525,930	53	199,760		199,813
Warrants issued on extinguishment of debt									186,972		186,972
Shares issued for conversion of notes payable and accrued interest							248,550	25	77,024		77,049
Shares issued for exercise of warrants							68,755	7	(7)		0
Net loss for the six months ended December 31, 2022										(1,759,399)	(1,759,399)
Balance at December 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,986,103	398	54,304,833	(58,317,951)	(3,997,400)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

(UNAUDITED)

For the three months ended December 31, 2021

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2021	13,992,340	13,992	1,327,670	$1,328	1	$0	2,601,781	$260	$51,555,589	$(53,180,859)	$(1,609,690)

Shares issued for consulting services							36,790	4	402,579		402,583
Shares issued as compensation							42,963	4	472,996		473,000
Amortization of deferred compensation									40,524		40,524
Net loss for the three months ended December 31, 2021										(1,290,462)	(1,290,462)

Balance at December 31, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,681,534	$268	$52,471,688	$(54,471,321)	$(1,984,045)

For the six months ended December 31, 2021

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,182,423	$218	$48,512,312	$(51,365,037)	$(2,837,187)

Shares issued for consulting services							60,123	6	729,325		729,331
Shares issued as compensation							65,185	7	817,993		818,000
Shares issued for conversion of notes payable and accrued interest							146,701	15	831,032		831,047
Shares issued pursuant to sale of common stock							222,222	22	1,499,978		1,500,000
Shares issued for exercise of warrants							4,879	0	(0)		-
Amortization of deferred compensation									81,048		81,048
Net loss for the six months ended December 31, 2021										(3,106,284)	(3,106,284)
Balance at December 31, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,681,534	$268	$52,471,688	(54,471,321)	$(1,984,045)

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-month period ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,759,399)	$(3,106,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	291,536	1,547,332
Amortization of debt discount	94,956	410,922
Derivative liability expense	58,139
(Gain) loss on change in fair value of derivative liability	33,862	(56,345)
Amortization of deferred compensation	-	81,048
Loss on extinguishment of debt	504,925	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	50,467	90,353
Prepaid license fee	(35,000)	35,000
Accrued interest	71,981	64,368
Accrued compensation	410,434	10,000
Net cash used in operating activities	(278,099)	(923,606)

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,500,000
Repayment of convertible notes payable	-	(115,000)
Proceeds from convertible notes payable	105,000	-
Repayment of promissory notes payable	-	(225,000)
Advances from officers	67,500	-

Net cash provided by financing activities	172,500	1,160,000

Net increase (decrease) in cash	(105,599)	236,394

Cash, beginning of period	136,990	125,166

Cash, end of period	$31,391	$361,560

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$22,011
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$77,049	$831,047
Warrants issued on extinguishment of debt	$186,972	$-

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On March 11 2021 JAJ Advisory, LLC (“JAJ Advisory”) was formed in the State of Virginia as a wholly owned subsidiary of the Company. JAJ Advisory was established to account for non-cybersecurity and data analytics related business activities that the Company may pursue.

On June 20, 2022, the Company held a special meeting of stockholders, pursuant to which the stockholders of the Company voted approved certain corporate actions, and the Company filed an amendment to its Articles of Incorporation with the State Department of Corporations in the State of Florida to effect the following changes, effective September 22, 2022:

(i)	reverse our common stock by a ratio of one thousand three hundred for one (1,350:1). The board of directors was authorized to implement the reverse stock split.

(ii)	Reduce the number of shares of common stock that the Company is authorized to issue to one billion (1,000,000,000) from ten billion (10,000,000,000).

The principal effects of the Reverse Split include the following:

●	the number of outstanding shares of the Company’s common stock and treasury stock is decrease based on the Reverse Split ratio of 1,350:1;
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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended December 31, 2022 we had a net loss of $1,759,399, had net cash used in operating activities of $278,099 and had negative working capital of $3,997,400. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Update

In March 2021, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The pandemic has had significant impacts around the globe. While the impacts have not caused a material adverse financial impact to our business to date, the future impacts remain uncertain. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. The effect, if any, of the COVID-19 pandemic would not be fully reflected in our results of operations and overall financial performance until future periods.

Throughout the pandemic we have continued to make investments to support business growth and product development, including investments in research and development as we continue to extend the functionality of our products as well as ensuring that we maintain the required infrastructure to be a public company. We expect to continue to make these investments. As of December 31, 2022, COVID-19 has not had a material impact on our results of operations or financial condition.

Basis of Presentation

The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Visium Technologies, Inc.’s (the “Company” or “we”, “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the United States Securities and Exchange Commission (“SEC”), nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 4, 2022. The results of operations for the six months ended December 31, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The COVID-19 pandemic and related developments have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, which could be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2022 and year ended June 30, 2022.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. The Company did not have cash on deposit in excess of such limit on December 31, 2022 and June 30, 2022.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2022 and June 30, 2022 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of December 31, 2022 of $127,298.

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

Convertible Instruments

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the 12ommitent date of the note transaction and the effective conversion price embedded in the note.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2022, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2022 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

Under ASC Topic 718, “Compensation – Stock Compensation”. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Segment Reporting

The Company operates in one business segment which technologies are focused on cybersecurity and data analytics.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

In August 2021, the FASB issued ASU 2021-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2022, the FASB issued ASU 2022-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

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

	December 31,
	2022	2021
Weighted average common shares outstanding	3,085,138	2,424,513
Effect of dilutive securities-when applicable:
Convertible promissory notes	4,382,044	71,045
Preferred stock	11,348	11,348
Common stock options	2,222	5,926
Warrants	69,049	5,049
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	7,549,801	2,517,881

NOTE 3: PREPAID LICENSE FEE

In April 2021, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid at a rate of $70,000 annually, beginning July 1 of each year. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations. As of December 31, 2022, the prepaid license fee was $35,000.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 4: DERIVATIVE LIABILITIES

Derivative liability – warrants

The Company issued warrants in connection with convertible notes payable issued in January, February, and July 2022. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant, ranging from $0.0055 to $0.02 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether a sufficient number of authorized and unissued shares will exist at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2022 and June 30, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $33,862 and a gain of $56,345 for the six months ended December 31, 2022 and 2021, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) on change of fair value of derivative liabilities”.  These balances are reported on the consolidated balance sheet under the caption “Derivative liabilities”.

The Company has determined its derivative liabilities to be a Level 3 fair value measurements. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivatives are as follows:

	Six Months Ended December 31,
	2022	2021
Effective exercise price	$0.058	$4.8735 – $27.00
Effective market price	$0.081	$8.10
Expected volatility	256.8%	96.4%to304.0%
Risk-free interest	4.41%	0.05%-0.25%
Expected terms	60 days	60 - 711 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2022 is follows:

Derivative liabilities at June 30, 2022	$35,297
Derivative liability expense	58,139
Loss on change in fair value of derivative liabilities	33,862
Derivative liabilities at December 31, 2022	$127,298

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2022 is as follows:

Accrued interest payable at June 30, 2022	$404,712
Interest expense accrued for the six months ended December 31, 2022	71,980
Conversion of accrued interest into common stock	(39,599)
Accrued interest payable at December 31, 2022	$437,093

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At December 31, 2022 and June 30, 2022 convertible debentures consisted of the following:

	December 31,	June 30,
	2022	2022
Convertible notes payable	$1,558,481	$1,487,431
Discount on convertible notes	-	(412,944)
Convertible notes, net	1,558,481	1,074,487

The Company had convertible promissory notes aggregating $1,558,481 and $1,074,487 at December 31, 2022 and June 30, 2022, respectively. The related accrued interest amounted to approximately $262,000 and $197,800 at December 31, 2022 and June 30, 2022, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0019 to $22,500 per share, as a result of the two reverse stock splits. At December 31, 2022, approximately $324,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance is summarized below:

Convertible payable at June 30, 2022	$1,487,431
Convertible notes issued during the six months ended December 31, 2022	105,000
Conversion of convertible notes payable into common stock	(33,950)
Convertible payable at December 31, 2022	$1,558,481

In September 2022, we issued 138,667 warrants with a five year life, and a fixed exercise price of $1.35 per share, as part of a modification to three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt. Under ASC 470-50, the issuance of these warrants resulted in a loss on the extinguishment of debt, as follows:

Value of warrants issued	$186,972
Write-off of unamortized debt discount	317,953
Loss on extinguishment of debt	$504,925

For the six months ended December 31, 2022, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Talos Victory Fund	150,000	$33,950	$10,800	$1,750	$46,500	$0.31
Mast Hill	98,550	0	28,799	1,750	30,549	0.31
Total	248,550	$33,950	$39,599	$3,500	$77,049	$0.31

Notes Payable

The Company had promissory notes aggregating $205,000 at December 31, 2022 and June 30, 2022, respectively. The related accrued interest amounted to approximately $215,000 and $207,000 at December 31, 2022 and June 30, 2022, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. All promissory notes outstanding as of December 31, 2022 have matured, are in default, and remain unpaid. In October 2021, the Company repaid three promissory notes totaling $225,000 of principal.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2022, the Company had 1,000,000,000 authorized common shares.

The Company effected a reverse split of our Common stock by a ratio of one thousand three hundred fifty for one (1,350:1). The board of directors of the Company was authorized to implement the reverse stock split effective September 22, 2022. The reverse stock split adjusted the then outstanding common shares of the company from 3,916,144,800 common shares to a total of 2,896,396 common shares. This action also reduced the number of authorized common shares of the Company from 10,000,000,000 to 1,000,000,000. Unless otherwise noted, all references to common stock share and per share amounts have been adjusted to reflect the reverse split.

Issuances of Common Stock During the Six Months Ended December 31, 2022

Convertible Notes Payable

During the six months ended December 31, 2022 the Company issued 248,550 shares of its common stock related to the conversion of $77,049 of principal and accrued interest for two of its convertible notes payable, at an average contract conversion price of $0.31 per share. These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

Stock Based Compensation

During the six months ended December 31, 2022 the Company issued 525,930 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $199,813, or $0.38 per share, based on the share price at the time of the transactions.

During the six months ended December 31, 2022 11,482 shares of its $0.0001 par value common stock vested to two consultants, as compensation under two separate consulting agreements. The shares were valued at $18,873, or $1.65 per share.

During the six months ended December 31, 2022 the Company issued 235,001 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $72,850, or $0.31 per share, based on the share price at the time of the transaction.

Warrant Exercises

During the six months ended December 31, 2022 the Company issued 68,755 shares of its $0.0001 par value common stock pursuant to two cashless exercises.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Common Stock Warrants

In January and February 2021, we issued 2,268 warrants with a two year life, and fixed exercise prices ranging from $7.425 to $27.00 per share.

In July and October 2021 we issued 2,781 warrants with a three year life, and fixed exercise prices of $10.3957, $12,285, and $20.385.

In September 2022 we issued 138,667 warrants with a fair value of $186,972 and a five year life, and a fixed exercise price of $1.35 per share, as part of a modification to three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt. The Company recorded a loss of extinguishment of debt of $504,925. The Company used a binomial option pricing model to estimate the fair value of the warrants issued, using the following assumptions on the date that the warrants were issued:

Expected volatility	285.9%
Expected term	5 years
Risk-free interest rate	3.54%
Forfeiture Rate	0%
Expected dividend yield	0%

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2022 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,049	$14.85
Granted	138,667	$1.35
Exercised	(68,755)	1.35
Forfeited	(5,912)	1.35
Balance at end of period	69,049	$2.37

Warrants exercisable at end of period	69,049	$2.37

The following table summarizes information about common stock warrants outstanding at December 31, 2022:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Exercise Price
$1.35	64,000	4.67 Years	$1.35	64,000	$1.35
$7.425	1,212	0.03 Years	$7.425	1,212	$7.425
$10.395	631	0.53 Years	$10.395	631	$10.395
$12.285	1,339	1.75 Years	$12.285	1,339	$12.285
$20.385	811	1.75 Years	$20.385	811	$20.385
$27.00	1,056	0.11 Years	$27.00	1,056	$27.00
	69,049	4.39 Years	$2.37	69,049	$2.37

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 8 - STOCK-BASED COMPENSATION

The Company adopted a Stock Incentive Plan on April 18, 2021. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the 2021 Stock Incentive Plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the six months ended December 31, 2022 and 2021, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the six months ended December 31, 2022 and 2021, the Company did not recognize any, respectively, of non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2022, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of December 31, 2022.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended December 31,	Year ended June 30,
	2022	2022
Expected volatility	370% - 497%	370%-497%
Expected term	4 Years	4Years
Risk-free interest rate	0.76%-0.84%	0.76%-0.84%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2022 and June 30, 2022 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2022	2,222	$27.00	$-	$0	3.33
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
At December 31, 2022	2,222	$27.00	$-	$0	3.33

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 8 - STOCK-BASED COMPENSATION, continued

The following table summarizes information about employee stock options outstanding at December 31, 2022:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2022	Life	Price	2022	Price	Life
$0.02	2,222	3.33	$27.00	2,222	$27.00	3.33
Outstanding options	2,222	3.33	$27.00	2,222	$27.00	3.33

As of December 31, 2022, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2022 is presented in the following table:

	For the Six months ended
	December 31, 2022
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2022	7,407	$7.35
Granted	2,305,000	$0.31
Forfeited	(40,000)	$0.31
Vested	(772,407)	$0.38
Unvested at December 31, 2022	1,500,000	$0.43

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2022 was $465,000 and is expected to be recognized over a weighted average period of 0.5 years. The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense for a total of $291,536 for the six months ended December 31, 2022.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed funds from Mr. Mark Lucky, our Chief Executive Officer and from certain of our directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2022 there was $67,500 outstanding of such advances made to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at December 31, 2022.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2022, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with George Mason University and The MITRE Corporation include provisions for a royalty payment on revenues collected of 5% and 6%, respectively. As of December 31, 2022, we have not generated any revenue related to these license agreements.

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

NOTE 11: SUBSEQUENT EVENTS

In January 2023 our directors and officers vested 173,334 shares of our $0.0001 par value common stock, valued at $53,734, or an average price per share of $0.31.

In January 2023 our employees vested 76,667 shares of our $0.0001 par value common stock to three employees as compensation, valued at $23,767, or an average price per share of $0.31.

In January 2023 the Company issued 98,550 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $30,551 of its outstanding convertible notes, valued at $0.31 per share.

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

Plan of Operation

Visium operates in the traditional cyber security and data analytics space, and provides solutions, tools and services related to Security information and event management (SIEM). Our TruContext technology provides visualization, advanced cyber monitoring intelligence, data modeling, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes. Visium currently plans to generate revenue in three primary ways –

•	through a virtual appliance model, primarily targeted to the Federal government, charging a seat license
•	through a SaaS model, charging a recurring monthly license fee for TruContext; and
•	through professional services to support and deliver cybersecurity solutions and services to its customers

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

COVID-19 Update

The COVID-19 pandemic and related developments have caused and may continue to cause new and potential customers to experience rapidly changing conditions and disruptions to their businesses. It can be difficult to predict customer demand, especially as our customers’ priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate.

 Employees

As of December 31, 2022, we had six (6) full time employees.

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

Governmental Regulation

We use, store or disclose an increasingly high volume, variety, and velocity of personal information, including from employees and customers, in connection with the operation of our business. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws regarding privacy and data security.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating expenses:
Selling, general and administrative	$533,892	$1,264,592	$893,581	$2,464,629
Development expense	47,060	85,912	101,952	196,325
Total Operating Expenses	580,952	1,350,504	995,533	2,660,954

Loss from Operations	(580,952)	(1,350,504)	(995,533)	(2,660,954)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(45,233)	75,253	(33,862)	56,345
Derivative liability expense	(58,139)	-	(58,139)	-
Loss on extinguishment of debt	-	-)	(504,925)	-)
Interest expense	(37,199)	(15,211)	(166,940)	(501,675)
Total other income (expenses)	(140,571)	60,042)	(763,866)	(445,330

Net loss	$(721,523)	$(1,290,462)	$(1,759,399)	$(3,106,284)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2022

For the six months ended December 31, 2022, selling, general and administrative expenses were $893,581 as compared to $2,464,629 for the six months ended December 31, 2021. For the six month periods ended December 31, 2022 and 2021 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,
	2022	2021
Accounting expense	$25,357	$36,045
Consulting fees	10,000	8,850
Salaries	535,280	437,145
Legal and professional fees	15,900	278,030
Travel expense	249	34
Occupancy expense	1,056	378
Telephone expense	2,150	2,102
Marketing expense	292	3,379
Website expense	40	19,496
Investor relations expense	288	-
Stock based consulting expense	18,906	705,332
Stock based compensation expense	272,659	923,048
Other	11,404	50,790
	$893,581	$2,464,629

The decrease in selling, general and administrative expenses of $1,570,897 during fiscal 2022, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $686,426, a decrease in stock-based compensation expense of $650,389, lower legal and professional fees expense of $262,130, and lower website expense of $19,456, offset by higher salaries expense of $98,332.

We believe that our selling, general, and administrative expenses will be flat to slightly higher over the rest of the current fiscal year, driven by increased expenses related to an increase our business activity over the remainder of fiscal 2023.

Development Expense

	Six-Months Ended
	December 31,		%
	2022	2021	Change
Development expense	$101,952	$196,325	85%

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2022.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2022	2021	Change
Gain (loss) on change in fair value of derivative liabilities	$(33,862)	$56,345	(487%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Six-Months Ended
	December 31,		%
	2022	2021	Change
Derivative liability expense	$(58,139)	$-	N/A

The Company issued convertible notes in October 2022 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Six-Months Ended
	December 31,		%
	2022	2021	Change
Interest expense	$166,940	$501,675	1,708%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the six months ended December 31, 2022 due to lower debt discount amortization of $319,329 as compared to the prior year period.

Loss on extinguishment of debt

	Six-Months Ended
	December 31,		%
	2022	2021	Change
Loss on extinguishment of debt	$504,925	$-	N/A

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

Three Month Period Ended December 31, 2022

For the three months ended December 31, 2022, selling, general and administrative expenses were $168,511 as compared to $215,706 for the three months ended December 31, 2021. For the three months ended December 31, 2022 and 2021 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,
	2022	2021
Accounting expense	$4,823	$12,974
Consulting fees	-	1,350
Salaries	258,618	278,161
Legal and professional fees	15,200	10,500
Travel expense	-	34
Occupancy expense	504	(189)
Telephone expense	1,062	953
Marketing expense	120	2,223
Website expense	-	12,998
Stock based consulting expense	3,100	378,583
Stock based compensation expense	245,450	537,524
Other	5,015	29,481
	$533,892	$1,264,592

The decrease in selling, general and administrative expenses of $730,503 for the three months ended December 31, 2022, when compared with the prior year period, is primarily due to a decrease in stock-based consulting expense of $375,483, a decrease in stock-based compensation expense of $292,074, lower salaries expense of $19,346, and lower website expense of $12,998, offset by lower legal and professional fees expense of $4,700, and lower occupancy expense of $693.

Development Expense

	Three-Months Ended
	December 31,		%
	2022	2021	Change
Development expense	$47,060	$85,912	681%

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2022	2021	Change
Gain (loss) on change in fair value of derivative liabilities	$(45,233)	$(75,253	(106)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Three-Months Ended
	December 31,		%
	2022	2021	Change
Derivative liability expense	$(58,139)	$-	N/A

The Company issued convertible notes in October 2022 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Three-Months Ended
	December 31,		%
	2022	2021	Change
Interest expense	$37,199	$15,211	69%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the three months ended December 31, 2022 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31, 2022	June 30, 2022
Cash	$31,391	136,990
Accounts payable and accrued expenses	(643,402)	(596,464)
Accrued compensation	(1,025,017)	(614,589)
Notes, convertible notes, and accrued interest payable	$(2,200,574)	(1,684,199)

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2023. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $278,099 and $923,606 during the six-month periods ended December 31, 2022 and 2021, respectively, and has a working capital deficit of approximately $3.9 million and $2.8 million at December 31, 2022 and June 30, 2022, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition target. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2022

Net cash used in operations during the six months ended December 31, 2022 decreased by approximately $655,796 or 70% from the same period during fiscal year 2021. The decrease in cash used in operations is primarily due to the decrease in product development expenses, cash paid for legal and professional fees, and consulting and business development expense. This cash was obtained through the issuance of a convertible notes that netted the Company $105,000 during the six months ended December 31, 2022.

Six months ended December 31, 2021

Net cash used in operations during the six months ended December 31, 2021 increased by approximately $744,688 or 416% from the same period during fiscal year 2020. The increase in cash used in operations is primarily due to the increase in product development expenses, cash paid for legal and professional fees, and consulting and business development expense. This cash was obtained through the sale of common stock that netted the Company $1,500,000.

Capital Raising Transactions

Sale of Common Stock

We generated net proceeds of $105,000 from the issuance of a convertible note during the six-month period ended December 31, 2022.

Other outstanding obligations at December 31, 2022

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1,558,481 outstanding at December 31, 2022. The accrued interest amounted to approximately $222,115 as of December 31, 2022. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.31 and $22,500 per share, at the holders’ option. At December 31, 2022, $324,009 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $205,000 at December 31, 2022. The related accrued interest amounted to approximately $214,978 at December 31, 2022. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly. All promissory notes have matured as of December 31, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2022, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2022 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on October 4, 2022, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2022 the Company issued 248,550 shares of its common stock related to the conversion of $73,551 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.31 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

During the six months ended December 31, 2022 the Company issued 525,930 shares of its $0.0001 par value common stock to its officers and directors. The shares were valued at $199,813, or $0.38 per share.

During the six months ended December 31, 2022 the Company issued 11,482 shares of its $0.0001 par value common stock to two consultants, as compensation under two separate consulting agreements. The shares were valued at $18,906, or $1.65 per share.

During the six months ended December 31, 2022 the Company issued 235,001 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $72,850, or $0.31 per share.

During the six months ended December 31, 2022 the Company issued 68,755 shares of its $0.0001 par value common stock pursuant to the cashless exercise of two common stock warrants.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
February 14, 2023		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 14, 2023		Mark Lucky
CFO, principal accounting officer

