Form 10-Q/A
period 2022-12-31
VISIUM TECHNOLOGIES, INC.
filed 2023-03-06
CIK 1082733

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

EXPLANATORY NOTE

Visium Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 14, 2023 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely to correct scrivener’s errors with respect to weighted average shares for the prior fiscal year as it appeared on the original Statement of Operations.  This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	533,892	1,264,592	893,581	2,464,629
Development expense	47,060	85,912	101,952	196,325
Total Operating Expenses	580,952	1,350,504	995,533	2,660,954

Loss from Operations	(580,952)	(1,350,504)	(995,533)	(2,660,954)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(45,233)	75,253	(33,862)	56,345
Derivative liability expense	(58,139)	-	(58,139)	-
Gain (loss) on extinguishment of debt	-	-	(504,925)	-
Interest expense	(37,199)	(15,211)	(166,940)	(501,675)
Total other income (expenses)	(140,571)	60,042	(763,866)	(445,330)

Net loss	$(721,523)	$(1,290,462)	$(1,759,399)	$(3,106,284)

Loss per common share basic and diluted	$(0.22)	$(0.50)	$(0.57)	$(1.28)

Weighted average common shares outstanding – basic and diluted	3,271,675	2,604,885	3,085,138	2,424,513

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

Convertible Instruments

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the 17ommitent date of the note transaction and the effective conversion price embedded in the note.

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

The Company has determined its derivative liabilities to be a Level 3 fair value measurements. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivatives are as follows:

	Six Months Ended December 31,
	2022	2021
Effective exercise price	$0.058	$4.8735 – $27.00
Effective market price	$0.081	$8.10
Expected volatility	256.8%	96.4% to 304.0%
Risk-free interest	4.41%	0.05%-0.25%
Expected terms	60 days	60 - 711 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2022 is follows:

Derivative liabilities at June 30, 2022	$35,297
Derivative liability expense	58,139
Loss on change in fair value of derivative liabilities	33,862
Derivative liabilities at December 31, 2022	$127,298

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

The changes in the convertible notes payable balance is summarized below:

Convertible payable at June 30, 2022	$1,487,431
Convertible notes issued during the six months ended December 31, 2022	105,000
Conversion of convertible notes payalbe into common stock	(33,950)
Convertible payable at December 31, 2022	$1,558,481

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

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended December 31,	Year ended June 30,
	2022	2022
Expected volatility	370% - 497%	370%-497%
Expected term	4 Years	4 Years
Risk-free interest rate	0.76%-0.84%	0.76%-0.84%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2022	2021	Change
Gain (loss) on change in fair value of derivative liabilities	$(33,862)	$56,345	(487)%

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
March 6, 2023		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
March 6, 2023		Mark Lucky
CFO, principal accounting officer

