Form 10-Q
period 2023-03-31
VISIUM TECHNOLOGIES, INC.
filed 2023-05-15
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 15, 2023, was 10,603,284.

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

2

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$46,750	$136,990
Prepaid license fee	17,500	-

Total current assets	64,250	136,990

Total assets	$64,250	$136,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$661,164	$596,463
Accrued compensation	1,190,629	614,589
Due to officer	72,500	-
Accrued interest	434,076	404,712
Convertible notes payable, net of discount of $0 and $412,944	1,431,790	1,074,487
Derivative liabilities	182,316	35,297
Notes payable, net of discount of $11,738 and $0	343,262	205,000
Total current liabilities	4,315,737	2,930,548

Commitments and contingencies (Note 10)

Stockholders’ deficit:

Series A Convertible Preferred Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively)	13,992	13,992
Series B Convertible Preferred Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively)	1,328	1,328
Series AA Convertible Preferred Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2023 and June 30, 2022, respectively)	0	0
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 7,380,323 shares issued and 5,588,656 shares outstanding at March 31, 2023, and 2,903,804 shares issued and 2,896,385 shares outstanding at June 30, 2022, respectively (See Note 7)	559	288
Additional paid in capital	54,782,670	53,749,386
Accumulated deficit	(59,050,036)	(56,558,552)
Total stockholders’ deficit	(4,251,487)	(2,793,558)

Total liabilities and stockholders’ deficit	$64,250	$136,990

(1)	Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	567,979	1,296,611	1,461,560	3,761,236
Development expense	73,755	78,289	175,707	274,614
Total Operating Expenses	641,734	1,374,900	1,637,267	4,035,850

Loss from Operations	(641,734)	(1,374,900)	(1,637,267)	(4,035,850)

Other income (expenses):
Loss on change in fair value of derivative liabilities	(50,384)	(76,707)	(84,246)	(20,632)
Derivative liability expense	(4,634)	-	(62,773)	-
Loss on extinguishment of debt	(15,068)	-	(519,993)	-
Interest expense	(20,265)	(52,587)	(187,205)	(554,262)
Total other income (expenses)	(90,354)	(129,294)	(854,217)	(574,624)

Net loss	$(732,085)	$(1,504,194)	$(2,491,484)	$(4,610,474)

Loss per common share basic and diluted	$(0.16)	$(0.55)	$(0.72)	$(1.86)

Weighted average common shares outstanding – basic and diluted	4,658,570	2,750,423	3,454,032	2,477,833

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

For the three months ended March 31, 2023

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	3,986,103	$398	$54,304,833	$(58,317,951)	$(3,997,400)

Shares issued for consulting services							58,333	6	18,078		18,084
Shares issued as compensation to employees							230,000	23	71,277		71,300
Shares issued as compensation to directors and officers							520,002	52	161,148		161,200
Shares issued for conversion of notes payable							727,550	73	213,345		213,418
Commitment shares issued pursuant to financing							66,668	7	13,993		14,000
Net loss for the three months ended March 31, 2023										(732,085)	(732,085)

Balance at March 31, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	5,588,656	$559	$54,782,670	$(59,050,036)	$(4,251,487)

For the nine months ended March 31, 2023

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,896,385	$288	$53,749,386	$(56,558,552)	$(2,793,558)

Shares issued for consulting services							69,815	7	36,949		36,956
Shares issued as compensation to employees							465,001	47	144,103		144,150
Shares issued as compensation to directors and officers							1,045,932	105	360,908		361,013
Warrants issued on extinguishment of debt									186,972		186,972
Shares issued for conversion of notes payable and accrued interest							976,100	98	290,366		290,464
Commitment shares issued pursuant to financing							66,668	7	13,993		14,000
Shares issued for exercise of warrants							68,755	7	(7)		0
Net loss for the nine months ended March 31, 2023										(2,491,484)	(2,491,484)
Balance at March 31, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	5,588,656	$559	$54,782,670	$(59,050,036)	$(4,251,487)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

For the three months ended March 31, 2022

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	13,992,340	13,992	1,327,670	$1,328	1	$0	2,681,534	$268	$52,469,274	$(54,471,321)	$(1,984,045)

Shares issued for consulting services							60,000	6	381,294		381,300
Shares issued as compensation							17,037	2	241,398		241,400
Amortization of deferred compensation									40,524		40,524
Commitment Shares pursuant to financing							60,000	6	165,796		165,802
Net loss for the three months ended March 31, 2022										(1,504,194)	(1,504,194)
Balance at March 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,818,571	$282	$53,300,700	$(55,975,512)	$(2,659,210)

For the nine months ended March 31, 2022

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,182,423	$218	$48,512,312	$(51,365,037)	$(2,837,187)

Shares issued for consulting services							120,123	12	1,110,619		1,110,631
Shares issued as compensation							82,222	8	1,059,392		1,059,400
Shares issued for conversion of notes payable							146,701	15	831,033		831,048
Commitment shares issued pursuant to financings							60,000	6	165,796		165,802
Shares issued pursuant to sale of common stock							222,222	22	1,499,978		1,500,000
Shares issued for exercise of warrants							4,879	1	(1)		-
Amortization of deferred compensation									121,572		121,572
Net loss for the nine months ended March 31, 2022										(4,610,474)	(4,610,474)
Balance at March 31, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,818,571	$282	$53,300,700	(55,975,512)	$(2,659,210)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,491,484)	$(4,610,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	542,149	2,170,031
Amortization of debt discount	83,218	388,842
Derivative liability expense	62,773	-
(Gain) loss on change in fair value of derivative liability	84,246	20,362
Amortization of deferred compensation	-	121,572
Loss on extinguishment of debt	519,993	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	37,812	35,092
Prepaid license fee	(17,500)	52,500
Accrued interest	150,008	60,640
Discount on notes payable	-	13,958
Accrued compensation	576,045	5,265
Net cash used in operating activities	(452,740)	(1,742,572)

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,500,000
Repayment of convertible notes payable	-	(115,000)
Proceeds from convertible notes payable	140,000	810,000
Proceeds from promissory notes payable	150,000	-
Repayment of promissory notes payable	-	(225,000)
Advances from officers	72,500	-

Net cash provided by financing activities	362,500	1,970,000

Net increase (decrease) in cash	(90,240)	227,428

Cash, beginning of period	136,990	125,166

Cash, end of period	$46,750	$352,594

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$22,011
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$290,464	$831,048
Commitment shares issued for financing	14,000	165,802
Warrants issued on extinguishment of debt	$186,972	$-

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On June 20, 2022, the Company held a special meeting of stockholders, pursuant to which the stockholders of the Company voted approved certain corporate actions, and the Company filed an amendment to its Articles of Incorporation with the State Department of Corporations in the State of Florida to effect the following changes, effective September 22, 2022:

(i)	reverse our common stock by a ratio of one thousand three hundred fifty for one (1,350:1) (the “Reverse Split”). The board of directors was authorized to implement the Reverse Split.

(ii)	Reduce the number of shares of common stock that the Company is authorized to issue to one billion (1,000,000,000) from ten billion (10,000,000,000).

The principal effects of the Reverse Split include the following:

●	the number of outstanding shares of the Company’s common stock and treasury stock decreased based on the Reverse Split ratio of 1,350:1;
●

the number of shares of the Company’s common stock held by individual stockholders decreased based on the Reverse Split ratio of 1.350, and the number of stockholders who own “odd lots” of less than 100 shares of our common stock increased;

●

the number of shares of the Company’s common stock reserved for issuance under our stock incentive plans are reduced proportionally based on the Reverse Split ratio of 1,350:1 (along with any other appropriate adjustments or modifications); and

●

the exercise price of our outstanding stock options and warrants and the conversion price of our outstanding convertible securities, including preferred stock, and the number of shares reserved for issuance upon exercise or conversion thereof adjusted in accordance with their terms based on the Reverse Split ratio of 1,350:1.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2023 we had a net loss of $2,491,484, had net cash used in operating activities of $452,740 and had negative working capital of $4,251,487. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 4, 2022. The results of operations for the nine months ended March 31, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2023, for example, refer to the fiscal year ending June 30, 2023.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements' the reporting amounts of revenues and expenses, and the valuation of shares issued for services during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions used in Cox, Ross & Rubinstein Binomial Tree stock-based compensation valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate and in the valuation allowance of deferred tax assets and derivative liability.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2023 and year ended June 30, 2022.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. The Company did not have cash on deposit in excess of such limit on March 31, 2023 and June 30, 2022.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2023 and June 30, 2022 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

At March 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2022:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes			182,316
Derivative liability – Warrants	$-	$-	$-
Total derivative liability	$-	$-	$182,316

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2020	$35,297
Increase due to issuance of convertible note	62,773
Loss on change in fair value of derivative liability	84,246
Derivative liability at June 30, 2021	$182,316

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

MARCH 31, 2023

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2023, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2022 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2022-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

MARCH 31, 2023

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

In August 2022, the FASB issued ASU 2022-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

MARCH 31, 2023

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

	March 31,
	2023	2022
Weighted average common shares outstanding	3,454,032	2,424,513
Effect of dilutive securities-when applicable:
Convertible promissory notes	4,846,219	71,045
Preferred stock	11,348	11,348
Common stock options	2,222	5,926
Warrants	66,781	5,049
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	8,380,602	2,517,881

NOTE 3: PREPAID LICENSE FEE

In April 2021, the Company entered into a two-year software license agreement to enable product development. The license fee is prepaid at a rate of $70,000 annually, beginning July 1 of each year. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations. As of March 31, 2023, the prepaid license fee was $17,500.

NOTE 4: DERIVATIVE LIABILITIES

Derivative liability – warrants

The Company issued warrants in connection with convertible notes payable issued in January, February, and July 2022. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant, ranging from $0.0055 to $0.02 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether a sufficient number of authorized and unissued shares will exist at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25. Please note that these are derivatives but not recorded as the overall expense is immaterial.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2023 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2023 and June 30, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $84,246 and $20,362 for the nine months ended March 31, 2023 and 2022, respectively in the Company’s consolidated statements of operations, under the caption “Loss on change of fair value of derivative liabilities”. These balances are reported on the consolidated balance sheet under the caption “Derivative liabilities”.

The Company has determined its derivative liabilities to be a Level 3 fair value measurements. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivatives are as follows:

	Nine months ended March 31,
	2023	2022
Effective exercise price	$0.107 – $0.139	$1.89 – $27.00
Effective market price	$0.1945	$3.645
Expected volatility	303.27%	175.2% to 291.1%
Risk-free interest	4.79%	0.35%-2.28%
Expected terms	60 - 193 days	60 - 915 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the Nine Months Ended March 31, 2023 is follows:

Derivative liabilities at June 30, 2022	$35,297
Initial derivative liability expense	62,773
Loss on change in fair value of derivative liabilities	84,246
Derivative liabilities at March 31, 2023	$182,316

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the Nine Months Ended March 31, 2023 is as follows:

Accrued interest payable at June 30, 2022	$404,712
Interest expense accrued for the nine months ended March 31, 2023	90,564
Conversion of accrued interest into common stock	(61,200)
Accrued interest payable at March 31, 2023	$434,076

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At March 31, 2023 and June 30, 2022 convertible debentures consisted of the following:

	March 31,	June 30,
	2023	2022
Convertible notes payable	$1,431,790	$1,487,431
Discount on convertible notes	-	(412,944)
Convertible notes, net	1,431,790	1,074,487

The Company had convertible promissory notes aggregating $1,431,790 and $1,074,487 at March 31, 2023 and June 30, 2022, respectively. The related accrued interest amounted to approximately $230,000 and $197,800 at March 31, 2023 and June 30, 2022, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.21 to $22,500 per share, as a result of the two reverse stock splits. At March 31, 2023, approximately $324,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance is summarized below:

Convertible payable at June 30, 2022	$1,487,431
Convertible notes issued during the nine months ended March 31, 2023	149,250
Conversion of convertible notes payable into common stock	(204,891)
Convertible payable at March 31, 2023	$1,431,790

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

During the nine months ended March 31, 2023 we recorded a loss on the conversion of convertible note totaling $15,068, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, continued

For the nine months ended March 31, 2023, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of		Adjustment		Conversion
	Shares	Converted	Converted	Conversion	To		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
Talos Victory Fund	325,000	$86,450	$10,800	$3,500	$(12,920)	$87,830	$0.27
FirstFire	260,000	31,250	21,600	1,750	18,226	72,826	0.28
Mast Hill	391,100	87,191	28,800	5,250	9,762	129,808	0.33
Total	976,100	$204,891	$61,200	$10,500	$13,873	$290,464	$0.30

Notes Payable

The Company had promissory notes aggregating $343,262 net of a discount of $11,738, and $205,000 at March 31, 2023 and June 30, 2022, respectively. The related accrued interest amounted to approximately $205,000 and $207,000 at March 31, 2023 and June 30, 2022, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $205,000 as of March 31, 2023 have matured, are in default, and remain unpaid.

In February 2023 the Company issued promissory notes totaling $150,000 to two accredited investors. The notes have a term of one year, and bear interest at 12%.

At March 31, 2023 and June 30, 2022 promissory notes consisted of the following:

	March 31,	June 30,
	2023	2022
Promissory notes payable	$355,000	$205,000
Discount on promissory notes payable	(11,738)	-
Promissory notes payable, net	$343,262	$205,000

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2023, the Company had 1,000,000,000 authorized common shares.

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

Issuances of Common Stock During the Nine Months Ended March 31, 2023

Convertible Notes Payable

During the nine months ended March 31, 2023 the Company issued 976,100 shares of its common stock related to the conversion of $290,464 of principal and accrued interest and conversion expense for three of its convertible notes payable, at an average contract conversion price of $0.30 per share.  These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

Stock Based Compensation

During the nine months ended March 31, 2023 the Company issued 1,045,932 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $361,013, or $0.35 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2023 69,815 shares of its $0.0001 par value common stock vested to two consultants, as compensation under two separate consulting agreements. The shares were valued at $36,956, or $0.53 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2023 the Company issued 465,001 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $144,150, or $0.31 per share, based on the share price at the time of the transaction.

Warrant Exercises

During the nine months ended March 31, 2023 the Company issued 68,755 shares of its $0.0001 par value common stock pursuant to two cashless exercises.

Commitment Shares

During the nine months ended March 31, 2023 the Company issued 66,668 shares of its $0.0001 par value common stock to two investors as commitment shares pursuant to the issuance of promissory notes.  The shares were valued at $14,000, or $0.21 per share, the market price on the date of the issuance and was accounted for as discount on the related notes payable, which is being amortized over the term of the note.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In July and October 2021 we issued 2,781 warrants with a three year life, and fixed exercise prices of $10.3957, $12.285, and $20.385.

In September 2022 we issued 138,667 warrants with a fair value of $186,972 and a five year life, and a fixed exercise price of $1.35 per share, as part of a modification to three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt.  The Company recorded a loss of extinguishment of debt of $519,993. The Company used a binomial option pricing model to estimate the fair value of the warrants issued, using the following assumptions on the date that the warrants were issued:

Expected volatility	285.9%
Expected term	5 years
Risk-free interest rate	3.54%
Forfeiture Rate	0%
Expected dividend yield	0%

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2023 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,049	$14.85
Granted	138,667	$1.35
Exercised	(68,755)	1.35
Forfeited	8,180)	1.35
Balance at end of period	66,781	$1.89

Warrants exercisable at end of period	66,781	$1.89

The following table summarizes information about common stock warrants outstanding at March 31, 2023:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Exercise Price
$1.35	64,000	4.42 Years	$1.35	64,000	$1.35
$10.395	631	0.28 Years	$10.395	631	$10.395
$12.285	1,339	1.51 Years	$12.285	1,339	$12.285
$20.385	811	1.51 Years	$20.385	811	$20.385
	66,781	4.14 Years	$1.89	66,781	$1.89

As of March 31, 2023, the Company had $0 of unrecognized nonvested expenses related to these warrants.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the nine months ended March 31, 2023 and 2022, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the nine months ended March 31, 2023 and 2022, the Company did not recognize any, respectively, of non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2023, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of March 31, 2023.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended March 31,	Year ended June 30,
	2023	2022
Expected volatility	370% - 497%	370%-497%
Expected term	4 Years	4 Years
Risk-free interest rate	0.76%-0.84%	0.76%-0.84%
Forfeiture Rate	0.00%	0.00%
Expected dividend yield	0.00%	0.00%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2023 and June 30, 2022 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2022	2,222	$27.00	$-	$0	3.08
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
At March 31, 2023	2,222	$27.00	$-	$0	3.08

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 8 - STOCK-BASED COMPENSATION, continued

The following table summarizes information about employee stock options outstanding at March 31, 2023:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Range of Exercise Price	2022	Life	Price	2022	Price	Life
$27.00	2,222	3.08	$27.00	2,222	$27.00	3.08
Outstanding options	2,222	3.08	$27.00	2,222	$27.00	3.08

As of March 31, 2023, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended  March 31, 2023 is presented in the following table:

	For the nine months ended
	March 31, 2023
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2022	7,407	$2.13
Granted	3,405,000	$0.31
Forfeited	(40,000)	$0.31
Vested	(1,580,741)	$0.34
Unvested at March 31, 2023	1,791,666	$0.31

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2023 was $555,417 and is expected to be recognized over a weighted average period of 0.75 years.  The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense for a total of $542,149 for the nine months ended  March 31, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed funds from Mr. Mark Lucky, our Chief Executive Officer and from certain of our directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2023 there was $72,500 outstanding of such advances made to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at March 31, 2023.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2023, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreement with The MITRE Corporation includes provisions for a royalty payment on revenues collected of 6%. As of March 31, 2023, we have not generated any revenue related to these license agreements.

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

NOTE 11: SUBSEQUENT EVENTS

In April 2023 our directors and officers restricted stock vested 173,334 shares of our $0.0001 par value common stock, valued at $53,734, or an average price per share of $0.31.

In April 2023 our employees restricted stock vested 76,667 shares of our $0.0001 par value common stock to three employees as compensation, valued at $27,167, or an average price per share of $0.35.

In April 2023 the Company raised $40,250 through the sale of 2,012,500 shares of its $0.0001 par value common stock at a price of $0.02 per share.

In April 2023 our consultants restricted stock vested 29,167 shares of our $0.0001 par value common stock as compensation, valued at $9,042, or an average price per share of $0.31.

In April 2023 the Company issued 2,722,941 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $219,058 of its outstanding convertible notes, valued at $0.084 per share.

In May 2023 the Company announced that it repaid and satisfied approximately $93,000 of principal and accrued interest related to its toxic convertible note. The note was initially issued in October, 2022 and was paid off with cash advances from the Company’s officer and directors.

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

 Employees

As of March 31, 2023, we had six (6) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 2023 and 2022

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	567,979	1,296,611	1,461,560	3,761,236
Development expense	73,755	78,289	175,707	274,614
Total Operating Expenses	641,734	1,374,900	1,637,267	4,035,850

Loss from Operations	(641,734)	(1,374,900)	(1,637,267)	(4,035,850)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(50,384)	(76,707)	(84,246)	(20,632)
Derivative liability expense	(4,634)	-	(62,773)	-
Gain (loss) on extinguishment of debt	(15,068)	-	(519,993)	-
Interest expense	(20,265)	(52,587)	(187,205)	(554,262)
Total other income (expenses)	(90,354)	(129,294)	(854,217)	(574,624)

Net loss	$(732,085)	$(1,504,194)	$(2,491,484)	$(4,610,474)

Selling, General, and Administrative Expenses

Nine Month Period Ended March 31, 2023

For the nine months ended March 31, 2023, selling, general and administrative expenses were $1,461,560 as compared to $3,761,236 for the nine months ended March 31, 2022. For the nine month periods ended March 31, 2023 and 2022 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,
	2023	2022
Accounting expense	$45,450	$50,866
Consulting fees	35,020	24,575
Salaries	772,858	722,283
Legal and professional fees	30,652	381,333
Travel expense	249	34
Occupancy expense	1,498	582
Telephone expense	3,395	3,070
Marketing expense	1,066	203,527
Website expense	61	23,425
Investor relations expense	13,688	0
Stock based consulting expense	36,989	1,075,132
Stock based compensation expense	505,159	1,216,472
Other	15,475	59,937
	$1,461,560	$3,761,236

The decrease in selling, general and administrative expenses of $2,299,676 during fiscal 2023, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $711,313, a decrease in stock-based compensation expense of $1,038,143, lower legal and professional fees expense of $350,681, and lower marketing expense of $202,461, offset by higher salaries expense of $50,575 and higher investor relations expense of $13,688.

We believe that our selling, general, and administrative expenses will be flat to slightly higher over the rest of the current fiscal year, driven by increased expenses related to an increase in our business activity over the remainder of fiscal 2023.

Development Expense

	Nine Months Ended
	March 31,		%
	2023	2022	Change
Development expense	$175,707	$274,614	(36%)

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 in development expense during the remainder of fiscal 2023.

Change in Fair Value of Derivative Liabilities

	Nine Months Ended
	March 31,		%
	2023	2022	Change
Gain (loss) on change in fair value of derivative liabilities	$(84,246)	$(20,362)	(314%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Nine Months Ended
	March 31,		%
	2023	2022	Change
Derivative liability expense	$(62,773)	$-	N/A

The Company issued convertible notes in October 2022 and March 2023which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Nine Months Ended
	March 31,		%
	2023	2022	Change
Interest expense	$187,205	$554,262	(66%)

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the Nine Months Ended March 31, 2023 due to lower debt discount amortization of $319,329 as compared to the prior year period.

Loss on extinguishment of debt

	Nine Months Ended
	March 31,		%
	2023	2022	Change
Loss on extinguishment of debt	$519,993	$-	N/A

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

During the nine months ended March 31, 2023 we recorded a loss on the conversion of convertible note totaling $15,068, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

A recap of the Loss on extinguishment of debt follows:

Loss on extinguishment of debt related to warrants	$504,925
Loss on extinguishment of debt related to note conversions	15,068
$519,993

Three Month Period Ended March 31, 2023

For the three months ended March 31, 2023, selling, general and administrative expenses were $567,979 as compared to $1,296,611 for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Accounting expense	$20,093	$14,821
Consulting fees	25,020	15,725
Salaries	237,578	285,138
Legal and professional fees	14,752	103,303
Travel expense	0	0
Occupancy expense	442	204)
Telephone expense	1,245	968
Marketing expense	774	200,148
Website expense	21	3,929
Stock based consulting expense	13,400	0
Stock based compensation expense	18,083	369,800
Other	232,500	293,424
	$567,979	$1,296,611

The decrease in selling, general and administrative expenses of $728,632 for the three months ended March 31, 2023, when compared with the prior year period, is primarily due to a decrease in stock-based consulting expense of $351,717, a decrease in stock-based compensation expense of $60,924, lower salaries expense of $47,560, lower website expense of $3,908, and lower legal and professional fees expense of $88,551, offset by higher investor relations expense of $13,400.

Development Expense

	Three-Months Ended
	March 31,		%
	2023	2022	Change
Development expense	$73,755	$78,289	(6%)

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2023	2022	Change
Gain (loss) on change in fair value of derivative liabilities	$(50,384)	$(76,707)	(34)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	March 31,		%
	2023	2022	Change
Interest expense	$20,265	$52,587	(62%)

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the three months ended March 31, 2023 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	March 31, 2023	June 30, 2022
Cash	$46,750	136,990
Accounts payable and accrued expenses	(661,164)	(596,464)
Accrued compensation	(1,190,629)	(614,589)
Notes, convertible notes, and accrued interest payable	$(2,209,128)	(1,684,199)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $452,740 and $1,742,572 during the nine month periods ended March 31, 2023 and 2022, respectively, and has a working capital deficit of approximately $4.25 million and $2.8 million at March 31, 2023 and June 30, 2022, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine Months Ended March 31, 2023

Net cash used in operations during the nine months ended March 31, 2023 decreased by approximately $1,289,831 or 74% from the same period during fiscal year 2022. The decrease in cash used in operations is primarily due to the decrease in marketing and product development expenses, cash paid for legal and professional fees, and consulting and business development expense. This cash was obtained through the issuance of two convertible notes that netted the Company $140,000, the issuance of two promissory notes that netted the Company $150,000, and advances from Directors of the Company of $72,500 during the nine months ended March 31, 2023.

Nine Months Ended March 31, 2022

Net cash used in operations during the nine months ended March 31, 2022 increased by approximately $744,688 or 416% from the same period during fiscal year 2020. The increase in cash used in operations is primarily due to the increase in product development expenses, cash paid for legal and professional fees, and consulting and business development expense. This cash was obtained through the sale of common stock that netted the Company $1,500,000.

Capital Raising Transactions

Sale of Common Stock

We generated net proceeds of $140,000 from the issuance of two convertible notes during the nine month period ended March 31, 2023.

We generated net proceeds of $150,000 from the issuance of two one-year promissory notes during the nine month period ended March 31, 2023.

Other outstanding obligations at March 31, 2023

Convertible Notes Payable

The Company had convertible promissory notes aggregating $1,431,790 outstanding at March 31, 2023. The accrued interest amounted to approximately $229,624 as of March 31, 2023. The convertible notes payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The convertible notes payable are generally convertible at rates ranging between $0.21 and $22,500 per share, at the holders’ option. At March 31, 2023, $324,009 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $355,000 at March 31, 2023. The related accrued interest amounted to approximately $204,452 at March 31, 2023. The Notes Payable bear interest at rates ranging between 8% and 16% per annum. Interest is generally payable monthly.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2023, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of six members, however we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2023 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

However, from time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the nine months ended March 31, 2023 the Company issued 976,100 shares of its common stock related to the conversion of $290,464 of principal and accrued interest for three of its convertible notes payable, at an average contract conversion price of $0.30 per share.  These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

Stock Based Compensation

During the nine months ended March 31, 2023 the Company issued 1,045,932 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $361,013, or $0.35 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2023 69,815 shares of its $0.0001 par value common stock vested to two consultants, as compensation under two separate consulting agreements. The shares were valued at $36,956, or $0.53 per share.

During the nine months ended March 31, 2023 the Company issued 465,001 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $144,150, or $0.31 per share, based on the share price at the time of the transaction.

Warrant Exercises

During the nine months ended March 31, 2023 the Company issued 68,755 shares of its $0.0001 par value common stock pursuant to two cashless exercises.

Commitment Shares

During the nine months ended March 31, 2023 the Company issued 66,668 shares of its $0.0001 par value common stock to two investors as commitment shares pursuant to the issuance of promissory notes.  The shares were valued at $14,000, or $0.21 per share, the market price on the date of the issuance.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
May 15, 2023		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
May 15, 2023		Mark Lucky
CFO, principal accounting officer

