Form 10-K
period 2023-06-30
VISIUM TECHNOLOGIES, INC.
filed 2023-10-06
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2022 was $232,079, at a share price of $0.081 on that date. For purposes of this calculation, an aggregate of 2,865,169 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2022 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of September 20, 2023: 45,522,382

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

2023 ANNUAL REPORT ON FORM 10-K

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

Our products dramatically reduce the complexity and expense associated with traditional business intelligence applications. Our software allows people to access information, perform analysis, and share results without assistance from technical specialists. By putting powerful analytical technology directly into the hands of people who make decisions with data, we accelerate the pace of informed and intelligent decision-making. Our TruContext platform enables our customers to reduce or streamline their siloed and layered security products, simplifying operations while providing a comprehensive solution.  Our solution automates certain previously manual tasks, freeing up personnel to focus on their most important objectives.

TruContext can be deployed in a broad range of use cases such as cyber security threat intelligence and forensics, IT/OT critical infrastructure security, supply chain analytics, anti-fraud, law enforcement, compliance, and health care.  For example, a breach of your network might go undetected for months, as was the case with the Solar Winds hack that occurred in 2019-2020. In that case the hackers went undetected for 14 months.  A Solar Winds type breach may not be preventable, but with TruContext analyzing streaming network data in real-time, this hack would almost certainly have been identified and remediated very quickly by the affected enterprise.

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

On average, according to CrowdStrike, the time from breach to harm caused by threat actors is 98 minutes making the ability to:

1.	Identify malicious hacks in real time; and
2.	Perform threat hunting critically important for the security analyst.

Using the MITRE ATT&CK framework, along with other open source intelligence information, TruContext can hunt threats beyond the physical network boundary so that the analyst fully understands his security posture in real time.

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

Visium currently plans to generate revenue in three (3) primary ways:

•	through a virtual appliance model, primarily targeted to the Federal government, charging an annual seat license, with the seat license fee increasing based on the size of the network environment ;
•	through a SaaS model, charging a recurring monthly license fee for TruContext based on the size of the network environment and the number of TruContext Identifiers (nodes); and
•	through professional services to support and deliver cybersecurity solutions and services to its customers, billed on an hourly basis, and delivered through a service contract for implementation and data science services.

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

Employees

At September 20, 2023, we had 8 full time employees.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $59.9 million as of June 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $4.25 million as of June 30, 2023. This deficit consists of $9,982 in current assets, offset by $4,263,000 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2023 of approximately $523,900.  We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We had $1,865,600 of convertible notes, notes payable, and accrued interest payable as of June 30, 2023, of which $1,547,893 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $1,547,893 as of June 30, 2023 which are either currently past due or which are due in the current fiscal year. Currently, there is $899,903 principal amount of the convertible notes payable which is past due, $205,000 principal of the notes payable which is past due, and $442,990 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2023, our executive officer and directors beneficially owns 4,640,950 shares of Common Stock, or approximately 16% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2023

	High	Low
Quarter Ended September 30, 2022	$5.00	$0.55
Quarter Ended December 31, 2022	$1.00	$0.08
Quarter Ended March 31, 2023	$0.644	$0.052
Quarter Ended June 30, 2023	$0.226	$0.007

Fiscal Year Ended June 30, 2022

	High	Low
Quarter Ended September 30, 2021	$28.378	$5.946
Quarter Ended December 31, 2021	$14.595	$3.784
Quarter Ended March 31, 2022	$8.649	$2.162
Quarter Ended June 30, 2022	$4.595	$1.351

Stockholders

As of September 20, 2023, there were 14,800 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2023 the Company issued 19,235,473 shares of its common stock related to the conversion of $718,325 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.04 per share. The fair value of the shares issued was $753,394.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30 2023, the Company issued 664,002 shares of its $0.0001 par value common stock to three consultants, as compensation for services rendered. The shares were valued at $74,196, or $0.11 per share.

During the year ended June 30, 2023 the Company issued 855,002 shares of its $0.0001 par value common stock to six employees, as compensation for services rendered. The shares were valued at $218,155, or $0.27 per share.

During the year ended June 30, 2023 the Company issued 4,045,928 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $564,125, or $0.14 per share.

Warrants

During the fiscal year ended June 30, 2023 the Company issued 68,755 shares of its $0.0001 par value common stock pursuant to two cashless exercises.

Commitment Shares

During the fiscal year ended June 30, 2023 the Company issued 66,668 shares of its $0.0001 par value common stock to two investors as commitment shares pursuant to the issuance of promissory notes.  The shares were valued at $14,000, or $0.21 per share, the market price on the date of the issuance.

Funding

We generated net proceeds of $140,000 from the issuance of two convertible notes during the year ended June 30, 2023.

We generated net proceeds of $150,000 from the issuance of two one-year promissory notes, and $40,000 from an 8-month promissory note during the year ended June 30, 2023, for a total of $190,000.

Rule 10B-18 Transactions

During the year ended June 30, 2023, there were no repurchases of the Company’s common stock by the Company.

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

Since February 12, 2018 Mark Lucky has served as Chairman and CEO. He also currently serves as CFO. The Company’s headquarters is located at 4094 Majestic Lane, Suite 360, Fairfax, VA 22124. Since February 2018, the Company has focused on creating a world-class cybersecurity/digital risk management company, with a focus on network security, threat visualization, pinpoint threat identification, and big-data analytics. Our solutions address the growing security and compliance complexities and risks resulting from the increasing adoption of cloud computing and the proliferation of geographically dispersed IT assets.

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as TruContext, a tool for cyber warfare analytics, visualization, and knowledge management. TruContext is a military-grade highly scalable big data analytics tool for Cybersecurity, based on graph database technology.  The  development of the technology was sponsored by, and is currently in use by US Army Cyber Command.  TruContext provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive.  Visium has completed significant proprietary product development efforts to commercialize TruContext.  During fiscal 2022 the Company rebranded TruContext as TruContextTM to reflect the enhanced version of the software tool which resulted from significant proprietary development of the software.

Results of Operations

Development Expense

For the year ended June 30, 2023, development expense totaled $214,965 as compared to $361,298 for the year ended June 30, 2022, a decrease of $146,333 or approximately 40.5%.

Selling, General, and Administrative Expenses

For the year ended June 30, 2023, selling, general and administrative expenses were $2,198,639 as compared to $4,316,191 for the year ended June 30, 2022, a decrease of $2,117,552 or approximately 49%. For the years ended June 30, 2023 and 2022 selling, general and administrative expenses consisted of the following:

	2023	2022	Increase/ (Decrease)	% Change
Accounting expense	$87,521	$61,283	$26,238	43%
Consulting fees	135,020	44,575	90,445	203%
Salaries	1,007,364	1,001,435	5,929	1%
Legal and professional fees	41,150	488,995	(447,845)	(91%)
Travel expense	13,318	15,512	(2,194)	(14%)
Occupancy expense	2,569	1,702	867	51%)
Telephone expense	4,611	4,037	574	14%)
Marketing expense	2,465	203,527	(201,062)	(99%)
Website expense	61	34,505	(34,444)	(100%)
Investor relations expense	13,688	-	13,688	N/A
Stock based consulting expense	74,226	385,329	(311,103)	(81%)
Stock based compensation	782,275	1,936,633	(1,154,358)	(60%)
Other	34,371	138,658	(104,287)	(75%)

	$2,198,639	$4,316,191	$(2,117,552)	(49%)

The decrease in selling, general and administrative expenses during fiscal 2023, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $311,103, stock based compensation of $1,154,358, a decrease in marketing expense of $201,062 and a decrease in legal and professional fees of $447,845, offset by an increase in consulting fees of $90,445, and an increase in accounting expense of $26,238.

Change in Fair Value of Derivative Liability

	Years ended
	June 30,
	2023	2022
Gain on change in fair value of derivative liabilities	$17,363	$1,119

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2023 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities as a result of a decrease in share price.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2023	2022	Change
Derivative liability expense	$62,773	$-	N/A

The Company issued convertible notes in January 2023 and June 2023 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Years Ended
	June 30,		%
	2023	2022	Change
Interest Expense	$334,847	$705,075	(53%)

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The decrease in interest expense during fiscal 2023 is primarily due to higher discount amortization expense of $468,344 in fiscal 2022.

Loss on extinguishment of debt

	Years Ended
	June 30,		%
	2023	2022	Change
Loss on extinguishment of debt	$516,987	$-	N/A

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

During the year ended June 30, 2023 we recorded a loss on the conversion of convertible note totaling $12,062, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

A recap of the Loss on extinguishment of debt follows:

Loss on extinguishment of debt related to warrants	$504,925
Loss on extinguishment of debt related to note conversions	12,062
$516,987

Gain on Debt Write-Off

	Years Ended
	June 30,
	2023	2022
Gain on debt write off/conversions	$-	$187,930

Liquidity and Capital Resources

	Balance at June 30,
	2023	2022
Cash	$9,982	$136,990
Accounts payable and accrued expenses	(845,502)	(596,464)
Accrued compensation	(1,371,879)	(614,589)
Notes, convertible notes, and accrued interest	$(1,865,630)	$(1,684,199)

At June 30, 2023 our total assets consisted of cash. At June 30, 2022 100% our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2023. As of September 20, 2023, we had approximately $100,000 on hand. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly traded company.

Going Concern

Ther accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $523,886 and $2,224,576 during the years ended June 30 2023 and 2022, respectively, and has a working capital deficit of approximately $4.3 million and $2.8 million at June 30, 2023 and 2022, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,310,848)	$(5,193,515)
Non-cash Adjustments:
(Gain) loss on debt settlement and expense write off	516,987	(187,930)
Stock based compensation	856,476	2,178,437
Amortization of debt discount	102,737	571,081
Derivative liability expense	62,773	-
(Gain) on change in derivative liability	(17,363)	(1,119)
Amortization of deferred compensation	-	143,529
Amortization of prepaid expenses	-	55,417
Changes in assets and liabilities:
Accrued interest	275,004	97,926
Accrued compensation	757,290	(57,940)
Accounts payable and accrued expenses	233,059	169,538
Net cash used in operations	(523,886)	(2,224,576)

Cash flows from financing activities:
Advance from officers, net	99,578	-
Repayment of convertible notes payable	(63,700)	(115,000)
Proceeds from sale of common stock	40,250	1,500,000
Proceeds from issuance of short-term notes payable	190,000	-
Repayment of short-term notes payable	(9,250)	(225,000)
Proceeds from issuance of convertible notes payable, net of debt issuance costs	140,000	1,076,400
Net cash provided by financing activities	396,878	2,236,400

Net increase (decrease) in cash	$(127,008)	$11,824

Year ended June 30, 2023

Net cash used in operations in fiscal year 2023 decreased by $1,691,435 or 76% from fiscal year 2022. Cash from financing activities was obtained through the sale of common stock that netted the Company $40,250, the sale of convertible notes that netted the Company $140,000, and the sale of promissory notes that netted the Company $190,000.

Year ended June 30, 2022

Net cash used in operations in fiscal year 2022 increased by $1,525,536 or 192% from fiscal year 2021. This cash was obtained through the sale of common stock that netted the Company $1,500,000, and three convertible notes that netted the Company $1,170,000.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated net proceeds of $140,000 and $1,170,000 during fiscal 2023 and 2022, respectively, from the issuance of convertible notes payable.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $937,576 and $1,074,487 outstanding at June 30, 2023 and 2022, respectively. The accrued interest amounted to approximately $228,831 and $261,300 at June 30, 2023 and 2022, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 10% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.20 and $22,500,000 per share, at the holders’ option.

	Balance at	Balance at
	June 30, 2023	June 30, 2022
Convertible notes payable	$937,576	$1,487,431
Discount on convertible notes	-	(412,944)
Notes payable, net of discount	$937,576	$1,074,487

Notes Payable

The Company had promissory notes aggregating approximately $380,013 at June 30, 2023 and $205,000 at June 30, 2022. The related accrued interest amounted to approximately $224,000 and $226,300 at June 30, 2023 and 2022, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates between 0% and 16% per annum. Interest is generally payable monthly. $205,000 of these notes have matured as of June 30, 2023.  We generated net proceeds of $190,000 during fiscal 2023 from the issuance of short-term notes payable.

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

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2023 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,049	$14.85
Granted	138,667	1.35
Granted due to repricing	5,048,426	0.0169
Exercised	(68,755)	1.35
Forfeited	(8,180)	1.35
Balance at end of period	5,115,207	$0.025

Warrants exercisable at end of period	5,115,207	$0.025

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

In the ordinary course of business, we have made a number of estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates and assumptions. The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2023 included elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2023 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2023, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2023:

Name	Age	Position
Mark Lucky	64	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	64	Director
Emmanuel Esaka, MD	50	Director
Paul Favata (1)(2)	58	Director
Wayne Monk	64	Director
Solomon Adote	44	Director

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2022, we believe that for fiscal 2023, all required reports were filed on a timely basis under Section 16(a), except for Dr Esaka, who had not yet filed his initial Form 3 or subsequent Form 4 and Form 5.

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

Summary Compensation Table

						Non-	Non-Qualified
						Equity	Deferred
		Salary	Bonus	Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	($)(1)	($)	Awards	Awards ($)	Compensation ($)	Earnings	Compensation ($)	Total ($)
Mark Lucky (1)	2023	$435,252	$	$206,281	$	$	$	$	$641,533
Chief Executive Officer and Chief Financial Officer	2022	$400,000	$	$690,000	$	$	$	$	$1,090,000

(1)	Amounts includes accrued compensation for Mr. Lucky, of which $81,649 was paid.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning equity incentive plan awards for each named executive officer outstanding as of June 30, 2023:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

STOCK AWARDS
Equity
			Equity	Incentive
			Incentive	Plan
		Market	Plan	Awards:
	Number	Value	Awards:	Market
	of	of	Number	or Payout
	Shares	Shares	of	Value of
	or	or	Unearned	Unearned
	Units	Units	Shares,	Shares,
	of	of	Units or	Units or
	Stock	Stock	Other	Other
	That	That	Rights	Rights
	Have	Have	That	That
	Not	Not	Have Not	Have Not
	Vested	Vested	Vested	Vested
Name	(#)	($)	(#)	(#)
(a)	(g)	(h)	(i)	(j)

Mark Lucky	2,400,000	$31,200	-	-

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, Dr. Emmanuel Esaka, Mr. Solomon Adote, Mr. Wayne Monk, and Mr. Mark Lucky, who is also an executive officer of our company.

The following table sets forth the restricted stock grants issued to Messrs. Favata, Grbelja, and Dr. Esaka as compensation for their Board service:

	FY2023		FY2022
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	1,800,000	$206,281	8,894	$138,000
Paul Favata	305,000	71,702	2,967	46,000
Emmanuel Esaka	45,000	13,950	2,967	46,000
Wayne Monk	49,446	36,756	18,519	95,000
Solomon Adote	46,482	29,756	19,260	145,000
	2,245,928	$358,445	52,607	$470,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 25, 2023, we had 27,204,713 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 25, 2023:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	2,139,465	7.86%	1	100%	54.86%
Tom Grbelja	1,915,170	7.04%			3.45%
Paul Favata	328,214	1.21%			0.59%
Emmanuel Esaka	120,688	0.44%			0.22%
Wayne Monk	68,706	0.25%			0.12%
Solomon Adote	68,707	0.25%			0.12%
Officers and directors as a group	4,640,950	17.06%	1	100%	59.36%

Total	4,640,950	17.06%	1	100%	59.36%

(1)

Percent of Voting Control is based upon the number of outstanding shares of our common stock and our Series AA Preferred Stock as of September 20, 2023. On that date, we had 27,204,713 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2022 Employee Stock Compensation Plan	2,222	$27.00	97,778
Equity compensation plans not approved by security holders	-	-	-
Total	2,222	$27.00	97,778

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●

Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

Issuances of Common Stock During Fiscal 2023

During fiscal 2023 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2023 the Company issued 19,235,473 shares of its common stock related to the conversion of $718,325 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.04 per share. The fair value of the shares issued was $753,394.

Sale of Restricted Common Stock

During the year ended June 30, 2023, the Company sold 2,012,500 shares of its $0.0001 par value common stock valued at $40,250, or $0.02 per share.

Commitment Shares

During the year ended June 30, 2023, we issued 66,668 shares of its common stock as commitment shares related to a financing transaction that raised an aggregate $150,000. The fair value of the commitment shares totaled $14,000 and was accounted for as discount on the related notes payable, which is being amortized over the term of the note.

Stock Based Compensation

During the year ended June 30, 2023, the Company issued 4,045,928 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $564,125, or $0.14 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2023, the Company issued and vested 664,002 shares of its $0.0001 par value common stock to three consultants, as compensation under three separate consulting agreements. The shares were valued at $74,196, or $0.11 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2023, the Company issued and vested 855,002 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $218,155, or $0.26 per share, based on the share price at the time of the transactions.

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

Sale of Restricted Common Stock

During the year ended June 30, 2022, the Company sold 222,222 shares of its $0.0001 par value common stock valued at $1,500,000, or $6.75 per share.

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

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2023	2022
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	$37,400	$35,500
Tax Fees (2)		-
All Other Fees		-

Total Fees	$37,400	$35,500

(1)	Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2)	Consists of fees relating to any tax compliance and tax planning.

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

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Reserved

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

(36)	Incorporated by reference to Current Report on Form 8-K filed on July 27, 2019.

(37)	Incorporated by reference to Current Report on Form 8-K filed on January 10, 2019.

(38)	Incorporated by reference to Current Report on Form 8-K filed on January 16, 2019.

(39)	Incorporated by reference to Current Report on Form 8-K filed on May 13, 2020

(40)	Incorporated by reference to Current Report on Form 8-K filed on February 11, 2023

(41)	Incorporated by reference to Current Report on Form 8-K filed on March 4, 2023

(42)	Incorporated by reference to Current Report on Form 8-K filed on September 22, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/s/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: October 5, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	October 5, 2023
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Visium Technologies, Inc (the Company) as of June 30, 2023 and 2022, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses as of June 30, 2023. For the year ended June 30, 2023, the Company had a net loss of $3,310,848 and net cash used in operating activities of $523,886, and had negative working capital of $4,253,314. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2017.

Margate, Florida October 5, 2023

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	2022
ASSETS
Current assets:
Cash	$9,982	$136,990

Total current assets	9,982	136,990

Total assets	$9,982	$136,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$845,502	$596,463
Accrued compensation	1,371,879	614,589
Accrued interest	548,041	404,712
Due to officer	99,578	-
Convertible notes payable, net of discount of $0 and $412,944, respectively	937,576	1,074,487
Derivative liabilities	80,707	35,297
Notes payable, net of discount of $26,805 and $0, respectively	380,013	205,000
Total current liabilities	4,263,296	2,930,548

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2023 and 2022, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of June 30, 2023 and 2022, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2023 and 2022)	0	0
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 37,199,647 shares issued and 29,844,713 outstanding at June 30, 2023, and 2,903,804 shares issued and 2,896,385 outstanding at June 30, 2022, respectively (See Note 7)	2,987	288
Additional paid in capital	55,597,779	53,749,386
Accumulated deficit	(59,869,400)	(56,558,552)
Total stockholders’ deficit	(4,253,314)	(2,793,558)

Total liabilities and stockholders’ deficit	$9,982	$136,990

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2023	June 30, 2022

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	2,198,639	4,316,191
Development expense	214,965	361,298
Total operating expenses	2,413,604	4,677,489

Loss from operations	(2,413,604)	(4,677,489)

Other income (expense)
Gain on change in fair value of derivative liabilities	17,363	1,119
Derivative liability expense	(62,773)	-
Interest expense	(334,847)	(705,075)
Gain (loss) on debt settlement	-	187,930
Loss on extinguishment of debt	(516,987)	-
Total other income (expense)	(897,244)	(516,026)

Net loss	$(3,310,848)	$(5,193,515)

Common stock deemed dividends	(145,704)	-
Net income attributable to common stock holders – basic and diluted	$(3,456,552)	$(5,193,515)

Weighted average common shares
Basic and diluted	6,306,120	2,505,011

Net loss Per Common Share –Basic and Diluted:	$(0.55)	$(2.07)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Common
	Series A		Series B		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2021	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,182,423	$218	$48,512,312	$(51,365,037)	$(2,837,187)

Shares issued as compensation to directors and officers							100,758	10	1,173,790		1,173,800
Shares issued as compensation to employees							54,955	5	762,832		762,837
Shares issued for consulting services							53,334	5	241,795		241,800
Shares issued for conversion of notes payable							146,701	15	831,032		831,047
Shares issued pursuant to sale of common stock							222,222	22	1,499,978		1,500,000
Commitment shares issued pursuant to convertible notes payable							86,667	9	236,558		236,567
Benefical conversion feature with convertible debt									239,564		239,564
Shares issued upon exercise of stock warrants							4,881	0	-		-
Shares issued pursuant to settlement of litigation							44,444	4	107,996		108,000
Amortization of deferred compensation									143,529		143,529
Net loss for the year ended June 30, 2022										(5,193,515)	(5,193,515)

Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,896,385	$288	$53,749,386	$(56,558,552)	$(2,793,558)

Shares issued as compensation to directors and officers							4,045,928	404	563,721		564,125
Shares issued as compensation to employees							855,002	86	218,069		218,155
Shares issued for consulting services							664,002	70	74,126		74,196
Shares issued for conversion of notes payable							19,235,473	1,924	751,470		753,394
Shares issued pursuant to sale of common stock							2,012,500	201	40,049		40,250
Commitment shares issued pursuant to convertible notes payable							66,668	7	13,993		14,000
Shares issued upon exercise of stock warrants							68,755	7	(7)		-
Warrants issued on extinguishment of debt									186,972		186,972
Net loss for the year ended June 30, 2023										(3,310,848)	(3,310,848)
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net loss	$(3,310,848)	$(5,193,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	102,737	571,081
Stock based payments for consultants, directors, and officers	856,476	2,178,437
(Gain) loss on debt settlement	516,987	(187,930)
Gain on change in fair value of derivative liabilities	(17,363)	(1,119)
Amortization of deferred compensation	-	143,529
Amortization of prepaid expense	-	55,417
Derivative liability expense	62,773	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	233,059	169,538
Accrued compensation	757,290	(57,940)
Accrued interest	275,003	97,926
Net cash used in operating activities	(523,886)	(2,224,576)

Cash flows from financing activities:
Advance from officers	99,578	-
Proceeds from convertible notes payable	140,000	1,076,400
Proceeds from short term notes payable	190,000	-
Proceeds from sale of common stock	40,250	1,500,000
Repayment of short term notes payable	(9,250)	(225,000)
Repayment of convertible notes payable	(63,700)	(115,000)
Net cash provided by financing activities	396,878	2,236,400

Net increase (decrease) in cash	(127,008)	11,824

Cash at beginning of year	136,990	125,166

Cash at end of year	$9,982	$136,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$65,766	$30,231
Income taxes	$-	$-

Issuance of common stock for conversion of notes payable and accrued interest	$753,394	$831,047
Warrants issued on extinguishment of debt	$186,972	$-
Commitment shares issued pursuant to convertible notes payable	$14,000	$236,567
Shares issued pursuant to settlement of litigation	$-	$108,000
Beneficial conversion feature with convertible debt	$-	$239,564

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.  As of June 30, 2023 there has been no activity in this subsidiary.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended June 30, 2023 we had a net loss of $3,310,848, had net cash used in operating activities of $523,886 and had negative working capital of $4,253,314. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2023 and 2022.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of June 30, 2023 and 2022, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2023 and 2022, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2023 AND 2022

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2023 of $80,707.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2021	$184,381
Derivative liability reduced as a result of debt settlement	(147,965)
Gain on change in fair value of derivative liability	(1,119)
Derivative liability at June 30, 2022	$35,297
Derivative liability expense	62,773
Gain on change in fair value of derivative liability	(17,363)
Derivative liability at June 30, 2023	$80,707

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts payable and accrued expenses, accrued compensation, notes payable, convertible promissory notes payable, approximate their fair value due to the short maturity of these items or the use of market interest rates.  At June 30, 2023 and 2022, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

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

JUNE 30, 2023 AND 2022

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2023, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2022 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

JUNE 30, 2023 AND 2022

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

In May 2022, the FASB issued ASU 2022-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-04 on January 1, 2023. There is no impact of the adoption of the standard on the financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed immaterial or nonapplicable.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2023 and 2022 as their effect would be anti-dilutive. Potential common shares that would be as follows:

	For the Years ended June 30,
	2023	2022
Weighted average common shares outstanding	6,306,120	2,505,011
Effect of dilutive securities-when applicable:
Convertible promissory notes	38,998,249	482,472
Preferred stock converted to common stock	11,348	11,348
Common stock options	2,222	2,222
Warrants	5,115,207	5,049
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	50,433,146	3,006,102

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 3: DERIVATIVE LIABILITY

Derivative liability – warrants

The Company issued warrants in connection with convertible notes payable which were issued in January, February, and July 2021, and September, 2022. These warrants have price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant, ranging from $0.0055 to $0.02 per share exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2023 and 2022, respectively, using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2023 and June 30, 2022 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $17,363 and $1,119 for the years ended June 30, 2023 and 2022, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at June 30 2023 and June 30, 2022 was $0 and $3,947, respectively. The fair value of the derivative liability related to the convertible debt at June 30, 2023 and June 30, 2022 is $80,707 and $31,350, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2023	2022
Effective exercise price	$0.0046	$0.972– $27.00
Effective market price	$0.013	$1.755
Expected volatility	340% to 372%	113% to 248%
Risk-free interest	3.54%-3.65%	1.68%-2.92%
Expected terms	60 days	60 – 824 days
Expected dividend rate	0%	0%

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2023 and June 30, 2022 convertible debentures consisted of the following:

	June 30,
	2023	2022
Convertible notes payable	$937,576	$1,487,431
Discount on convertible notes	-	(412,944)
Total	$937,576	$1,074,487

The Company had convertible promissory notes aggregating $937,576 and $1,487,431 at June 30, 2023 and June 30, 2022, respectively. The related accrued interest amounted to approximately $226,831 and $261,300 at June 30, 2023 and June 30, 2022, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0046 to $22,500 per share, as a result of the two reverse stock splits. At June 30, 2023, approximately $899,903 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

In September 2022, the Company entered into Amendment #1 with each of the three Investors (the “Amendments”), pursuant to which the following amendments were made to the respective Purchase Agreements, Notes and other transaction documents: (i) the Investors waived the Company’s obligations to make interim payments; (ii) the time period for the Company to file a registration statement for the resale of the shares underlying the Notes was extended until October 31, 2022. Pursuant to the Amendments, the Company issued to each of the Investors a warrant to purchase 138,667 shares in the aggregate of the Company’s common stock (the “Warrants”). The Warrants are exercisable for a period of five years and exercise may be cashless under certain circumstances.  The Warrants were exercisable at a price of $1.35 See Note 6.

For the year ended June 30, 2023, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of		Adjustment		Conversion
	Shares	Converted	Converted	Conversion	To		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
Talos Victory Fund	7,335,000	262,526	10,800	19,250	(33,799)	258,777	0.035
1800 Diagonal	1,954,366	41,300	-	-	26,634	67,934	0.035
FirstFire	2,460,000	68,430	21,600	547	21,516	112,093	0.085
Mast Hill	7,486,100	263,150	50,519	22,750	(21,830)	314,589	0.042
Total	19,235,473	$635,406	$82,919	$42,547	$7,479	$753,394	$0.039

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

In April 2022, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the investor purchased a promissory note with a face value of $360,000, made by the Company for a purchase price of $331,200. The Note bears an original issue discount of $28,800, bears interest of 8% per year and matures in April 2023. The Note is convertible into shares of the Company’s common stock at a conversion price of $2.43 per share, subject to adjustment as provided therein.  The Company has the right to prepay each Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment the Investor shall have the right to convert their Notes into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreement.  Pursuant to the Purchase Agreement, the Company issued to the Investor 26,667 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing. The commitment shares were valued at $54,915, or $2.06 per share and recorded as a discount.

In October 2022, the Company entered into a Securities Purchase Agreement with an Investor pursuant to which the Investor purchased a promissory note with a face value of $105,000 made by the Company for a purchase price of $100,000.  The Note bore interest of 10% and was scheduled to mature in October 2023.  The Note was convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, subject to adjustment as provided therein. After the conversion of principal of $41,300 and a payment of $63,700 in cash, this Note had been fully repaid as of June 30, 2023. The repayment amount included a repayment penalty of 25% of the then-outstanding principal and interest, resulting on a loss on extinguishment of debt of $19,540.

In March 2023, the Company entered into a Securities Purchase Agreement with an Investor pursuant to which the Investor purchased a promissory note with a face value of $44,250 made by the Company for a purchase price of $40,000.  The Note bore interest of 10% and was scheduled to mature in March 2024.  The Note was convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, subject to adjustment as provided therein.

During the year ended June 30, 2023, the total shares issued upon conversion of these convertible notes payable was 19,235,473 with a total fair value of $753,394.

The Company recognized interest expense on convertible notes payable of approximately $116,710 and $111,530 during the fiscal years 2023 and 2022, respectively.

Notes Payable

The Company had promissory notes aggregating $380,013 and $205,000 at June 30, 2023 and 2022, respectively. The related accrued interest amounted to approximately $224,010 and $226,343 at June 30, 2023 and June 30, 2022, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $205,000 that are outstanding as of June 30, 2023 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.  On February 27, 2023 the Company issued two notes totaling $150,000.  The notes have a term of one year, and bear interest at 10%  These notes have an unamortized discount at June 30, 2023 of $8,537 that is amortized over the life of the notes.  On June 2, 2023 the Company issued a promissory note in the amount of $52,805 that netted the Company $40,000, bears interest at 17% and included an original issuance discount of $8,055 which is being amortized over the life of the note.

In February 2023 the Company issued promissory notes totaling $150,000 to two accredited investors. The notes have a term of one year, and bear interest at 12%.  The total shares issued with these convertible notes payable was 66,668 with a total relative fair value of $14,000

The Company recognized interest expense on promissory notes payable of approximately $33,789 and $21,430 during the fiscal years 2023 and 2022, respectively.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2023, is as follows:

Accrued interest payable at June 30, 2022	$404,712
Interest expense on notes payable for the year ended June, 2023	233,558
Payments of accrued interest	(7,310)
Conversion of accrued interest into common stock	(82,919)
Accrued interest payable at June 30, 2023	$548,041

Interest expense for year ended June 30, 2023 was comprised of the following:

Interest expense for the year ended June 30, 2023	$134,910
Amortization of debt discount	102,737
Total interest expense for the year ended June 30, 2023	$334,847

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2023, the Company had 1,000,000,000 authorized common shares. At June 30, 2023, the Company has 37,199,647 common shares issued of which 29,844,713 were outstanding, which is net of 7,297,575 unvested shares issued for the restricted stock awards granted during the year.

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

Issuances of Common Stock During 2023

During fiscal 2023 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2023 the Company issued 19,235,473 shares of its common stock related to the conversion of $718,325 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.039 per share, with a cost of $48,334, for a total of $766,659. The fair value of the shares issued was $753,394, which created a loss of conversion of $12,062.

Sale of Restricted Common Stock

During the year ended June 30, 2023, the Company sold 2,012,500 shares of its $0.0001 par value common stock valued at $40,250, or $0.02 per share.

Commitment Shares

During the year ended June 30, 2023, we issued 66,668 shares of its common stock as commitment shares related to a financing transaction that raised an aggregate $150,000. The relative fair value of the commitment shares totaled $14,000 and was accounted for as discount on the related notes payable, which is being amortized over the term of the note.

Stock Based Compensation

During the year ended June 30, 2023, the Company issued 4,045,928 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $564,125, or $0.14 per share, based on the quoted share price at the time of the transactions.

During the year ended June 30, 2023, the Company issued and vested 664,002 shares of its $0.0001 par value common stock to three consultants, as compensation under three separate consulting agreements. The shares were valued at $74,196, or $0.11 per share, based on the quoted share price at the time of the transactions.

During the year ended June 30, 2023, the Company issued and vested 855,002 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $218,155, or $0.26 per share, based on the quoted share price at the time of the transactions.

Warrant Exercises

During the year ended June 30, 2023 the Company issued 68,755 shares of its $0.0001 par value common stock pursuant to two cashless exercises.

Issuances of Common Stock During the Year ended June 30, 2022

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

Common Stock Warrants

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

Due to the price protection features of these warrants, the Company issued 5,048,426 warrant shares to these warrant holders. As a result of this transaction the difference between the amount of the fair value of the current exercise price and reduced exercise price amounting to $145,704 is recorded as a deemed dividend with a corresponding increase and decrease in additional paid in capital as of June 30, 2023. Additionally, for the year ended June 30, 2023, it is reflected as a reduction to the net loss for the year to arrive at the net loss attributable to common shareholders to recognize the effect of the price protection provisions.

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2023 and 2022 and changes during the fiscal years ending on these dates is as follows:

	Year ended June 30, 2023		Year ended June 30, 2022
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,049	$14.85	9,012	$14.85
Granted	138,667	1.35	2,781	14.85
Granted due to repricing	5,048,426	0.0169
Exercised	(68,755)	1.35	(4,863)	0.27
Forfeited	(8,180)	1.35	(1,881)	0.27
Balance at end of period	5,115,207	$0.025	5,049	$14.85

Warrants exercisable at end of period	5,115,207	$0.025	5,049	$14.85

The following table summarizes information about common stock warrants outstanding at June 30, 2023:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At June 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2023	Weighted Average Exercise Price
$0.0169	5,112,426	4.17 Years	$0.0169	5,112,426	$0.0169
10.395	631	0.03 Years	10.395	631	10.395
12.285	1,339	1.26 Years	12.285	1,339	12.285
20.385	811	1.26 Years	20.385	811	20.385
	5,115,207	4.17 Years	$0.025	5,115,207	$0.025

In September 2022 we issued 138,667 warrants with a five year life, and a fixed exercise price of $1.35 per share, as a modification fee to three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt.  Under ASC 470-50, the issuance of these warrants resulted in a loss on the extinguishment of debt, as follows:

Value of warrants issued	$186,972
Write-off of unamortized debt discount	317,953
Loss on extinguishment of debt	$504,925

During the year ended June 30, 2023 we recorded a loss on the conversion of convertible note totalling $12,062, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

A recap of the Loss on extinguishment of debt follows:

Loss on extinguishment of debt related to debt modification	$504,925
Loss on extinguishment of debt related to note conversions	12,062
$516,987

Series A, B, and AA issued and outstanding shares of the Company’s convertible preferred stock have a par value of $0.001. All classes ranked prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

Series A Convertible Preferred Stock

The Series A Preferred Stock has a stated value of $750 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by Lock-Up/Leak-Out Agreements. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holder of Series A Preferred Stock shall be entitled to receive, on parity with other Preferred Share Holders, assets of the Corporation available for distribution to the holders of capital stock of the Corporation. The Series B Preferred Stock shall have priority and preference with respect to any distribution of any of the assets of the Corporation to Common Stock shareholders.

Series B Convertible Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holder of Series B Preferred Stock shall be entitled to receive, on parity with other Preferred Share Holders, assets of the Corporation available for distribution to the holders of capital stock of the Corporation. The Series B Preferred Stock shall have priority and preference with respect to any distribution of any of the assets of the Corporation to Common Stock shareholders.

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

JUNE 30, 2023 AND 2022

NOTE 7 - STOCK-BASED COMPENSATION

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 2,222 shares at an average price of 27.00 with a fair value of $0.00. For the years ended June 30, 2023 and 2022, the Company issued options to purchase no shares. Upon exercise, shares of new common stock are issued by the Company.

For the years ended June 30, 2023 and 2022, the Company recognized an expense of approximately $0 and $143,529, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2023, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222  shares that have vested as of June 30, 2023.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

Year ended June 30,
	2023	2022
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2023 and 2022 and changes during the periods ending on that date is as follows:

	Year Ended June 30,			Year Ended June 30,
	2023			2022
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
		Price	Value		Price	Value
Stock options
Balance at beginning of year	2,222	$27.00		11,852	$20.25	$
Granted	-	0.00		-	0.00	-
Exercised	-	$0.00		-	$0.00	-
Forfeited	-	$0.00		(9,630)	$(18.69)
Balance at end of year	2,222	$27.00	$-	2,222	$27.00	$-

Options exercisable at end of year	2,222	$27.00	$-	2,222	$27.00	$-

The following table summarizes information about employee stock options outstanding at June 30, 2023:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2023	Life	Price	2023	Price	Life
$27.00	2,222	2.84	$27.00	2,222	$27.00	2.84
Outstanding options	2,222	2.84	$27.00	2,222	$27.00	2.84

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2023 and 2022 is presented in the following table:

	For the Year ended
	June 30, 2023		June 30, 2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	7,407	$7.35	97,778	$15.53
Granted	12,895,000	$0.09	41,481	$11.61
Forfeited	(40,000)	0.31	(8,025)	10.80
Vested	(5,564,932)	$0.15	(123,827)	$14.89
Unvested at end of period	7,297,475	$0.06	7,407	$7.35

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of June 30, 2023 was $410,752 and is expected to be recognized over a weighted average period of 1.0 years.

NOTE 8: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2007.

Due to recurring losses, the Company’s tax provision for the years ended June 30 2023 and 2022 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2023	2022
Statutory federal rate	(21.0)%	(21.7)%
State income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent differences, including stock-based compensation	8.6%	8.6%
Change in valuation allowance	17.4%	16.7%
Effective tax rate	0.0%	0.0%

At June 30, 2023 and 2022 the Company’s deferred tax assets were as follows:

	June 30, 2023	June 30, 2022
Tax benefit of net operating loss carry forward	$8,119,000	$7,768,000
Intangible	-	-
Total deferred tax assets	8,119,000	7,768,000

Less: valuation allowance	(8,119,000)	(7,768,000)
Net deferred tax assets	$-	$-

As of June 30, 2023, the Company had unused net operating loss carry forwards of approximately $39.2 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2040. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

The Company’s valuation allowance at June 30, 2023 and 2022 was $8,119,000 and $7,768,000, respectively. The change in the valuation allowance during the year ended June 30, 2023 was an increase of approximately $351,000.  Effective December 22 2018, a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21.7% for the year ended June 30, 2023. Going forward the blended rate will be 25.4% for future years.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. $99,578 in advances remain outstanding as of June 30, 2023. Mr. Lucky is owed $1,341 for out-of-pocket expenses as of June 30, 2023, which is included on the balance sheet in Accounts payable and accrued expenses.

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	June 30,
	2023	2022
Accrued Payroll - officers	$900,846	$548,759
Accrued payroll - staff	471,033	65,825
	$1,371,879	$614,584

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at June 30, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 11: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2023, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation includes provisions for a royalty payment on revenues collected of 6%. As of June 30, 2023, we have not generated any revenue related to these license agreements.

Note 12 – Fair Value Measurement

Fair value measurements

At June 30, 2023 and 2022, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2023:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$80,707
Derivative liability – Warrants		-		-	-
Total derivative liability		$-		$-	$80,707

At June 30, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2022:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$31,350
Derivative liability – Warrants		-		-	3,947
Total derivative liability		$-		$-	$35,297

NOTE 13: SUBSEQUENT EVENTS

In July 2023 our consultants vested 657,500 shares of our $0.0001 par value common stock, valued at $17,849, or at an average price per share of $0.027.

In July 2023 our directors and officers vested 1,240,000 shares of our $0.0001 par value common stock, valued at $20,956, or at an average price per share of $0.0169.

In July 2023 our employees vested 80,000 shares of our $0.0001 par value common stock, valued at $1,352, or at an average price per share of $0.0169.

In August 2023 our consultants vested 282,500 shares of our $0.0001 par value common stock, valued at $14,099, or at an average price per share of $0.05.

In August 2023 our directors and officers vested 1,240,000 shares of our $0.0001 par value common stock, valued at $20,956, or at an average price per share of $0.0169.

In August 2023 our employees vested 80,000 shares of our $0.0001 par value common stock, valued at $1,352, or at an average price per share of $0.0169.

In September 2023 our consultants vested 449,166 shares of our $0.0001 par value common stock, valued at $16,915, or at an average price per share of $0.038.

In September 2023 our directors and officers vested 1,240,000 shares of our $0.0001 par value common stock, valued at $20,956, or at an average price per share of $0.0169.

In September 2023 our employees vested 80,000 shares of our $0.0001 par value common stock, valued at $1,352, or at an average price per share of $0.0169.

In July 2023 the Company issued 2,578,500 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $39,970 of its outstanding convertible notes, valued at $0.0169 per share.

In August 2023 the Company issued 3,900,000 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $62,410 of its outstanding convertible notes, valued at $0.0169 per share.

In August 2023, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the investor purchased a promissory note with a face value of $39,900, made by the Company for a purchase price of $38,000. The Note bears an original issue discount of $1,900, bears interest of 10% per year and matures in August 2024. The Note is convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, subject to adjustment as provided therein.  The Company has the right to prepay the Note in full, including accrued but unpaid interest. If the Note is paid off  in full within 60 days following the issue date a prepayment percentage of 120% will apply for amounts owed.  If the Note is paid off from day sixty-one (61) following the issue date to day one hundred eighty (180) days following the Issue Date a prepayment percentage of 125% will apply for amounts owed. The Note contains events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreement.

In September 2023, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the investor purchased a promissory note with a face value of $47,000, made by the Company for a purchase price of $45,000. The Note bears an original issue discount of $2,000, bears interest of 10% per year and matures in September 2024. The Note is convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, subject to adjustment as provided therein.  The Company has the right to prepay the Note in full, including accrued but unpaid interest. If the Note is paid off  in full within 60 days following the issue date a prepayment percentage of 120% will apply for amounts owed.  If the Note is paid off from day sixty-one (61) following the issue date to day one hundred eighty (180) days following the Issue Date a prepayment percentage of 125% will apply for amounts owed. The Note contains events of defaults and certain negatives covenants that are typical in the types of transactions contemplated by the Purchase Agreement.

