Form 10-Q
period 2023-09-30
VISIUM TECHNOLOGIES, INC.
filed 2023-11-20
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 17, 2023, was 77,926,145.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on October 6, 2023. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

2

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$30,531	$9,982
Prepaid license fee	58,339	-

Total current assets	88,870	9,982

Total assets	$88,870	$9,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,034,918	$845,502
Accrued compensation	1,528,129	1,371,879
Due to officer	117,633	99,578
Accrued interest	536,802	548,041
Convertible notes payable, net of discount of $3,512 and $0, as of September 30, 2023 and June 30, 2023, respectively	845,803	937,576
Derivative liability	141,103	80,707
Notes payable, net of discount of $15,954 and $26,805, as of September 30, 2023 and June 30, 2023, respectively	500,316	380,013
Total current liabilities	4,704,704	4,263,296

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	1,328	1,328
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	0	0
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 47,845,713 shares issued and 45,522,379 outstanding at September 30, 2023, and 37,199,647 shares issued and 29,844,713 outstanding at June 30, 2023, respectively (See Note 7)	4,554	2,987
Additional paid in capital	56,306,851	55,597,779
Accumulated deficit	(60,942,559)	(59,869,400)
Total stockholders’ deficit	(4,615,834)	(4,253,314)

Total liabilities and stockholders’ deficit	$88,870	$9,982

(1) Derived from audited financial statements

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	508,140	359,639
Development expense	28,363	54,892
Total Operating Expenses	536,503	414,531

Loss from Operations	(536,503)	(414,531)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(60,396)	11,371
Gain (loss) on extinguishment of debt	54,730	(504,925)
Interest expense	(46,530)	(129,738)
Total other income (expenses)	(52,196)	(623,292)

Net loss	$(588,699)	$(1,037,823)

Common stock deemed dividends	(484,460)	-
Net income attributable to common stock holders – basic and diluted	(1,073,159)	(1,037,823)

Loss per common share basic and diluted	$(0.03)	$(0.36)

Weighted average common shares outstanding - basic and diluted	36,316,174	2,896,601

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued as compensation to directors and officers							3,720,000	372	62,496		62,868
Shares issued for consulting services							1,139,166	114	47,237		47,351
Shares issued to employees							240,000	24	4,031		4,055
Shares issued for conversion of notes payable							10,578,500	1,057	110,848		111,905
Deemed dividend									484,460	(484,460)	-
Net loss for the three months ended September 30, 2023										(588,699)	(588,699)

Balance at September 30, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	45,522,379	$4,554	$56,306,851	$(60,942,559)	$(4,615,834)

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,896,385	$288	$53,749,386	$(56,558,605)	$(2,793,611)

Shares issued as compensation to directors and officers							3,705	2	27,208		27,210
Shares issued for consulting services							1,482	-	15,772		15,772
Shares issued due to reverse split (rounding)							18	-			-
Warrants issued on extinguishment of debt									186,972		186,972
Net loss for the three months ended September 30, 2022										(1,037,823)	(1,037,823)

Balance at September 30, 2022	13,992,340	$13,992	1,327,670	$1,328	1	$0	2,901,590	$290	$53,979,338	$(57,596,428)	$(3,601,480)

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(588,699)	$(1,037,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	114,275	43,016
(Gain) loss on change in derivative liabilities	60,396	(11,371)
Loss on extinguishment of debt	(54,730)	504,925
Amortization of debt discount	11,235	94,956
Changes in operating assets and liabilities:
Accounts payable	150,702	50,564
Prepaid expenses	(58,339)	(52,500)
Accrued interest	63,201	34,782
Accrued compensation	156,250	205,986
Net cash used in operating activities	(145,709)	(167,466)

Cash flows from financing activities:
Advances from (repayment to) officers	18,056	53,000
Repayment of convertible notes payable	(44,250)	-
Proceeds from convertible notes	83,000	-
Proceeds from promissory notes	135,000	-
Repayment of promissory notes payable	(25,548)	-
Net cash provided by (used in) financing activities	166,258	53,000

Net increase (decrease) in cash	20,549	(114,466)

Cash, beginning of period	9,982	136,940

Cash, end of period	$30,531	$22,524

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,541	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest	$111,905	$-

See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company is focused on professional technology services, digital risk management, and cybersecurity for network physical security, the Cloud, mobility solutions, critical infrastructure security, and the Internet of Things (“IOT”).

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-technology/cybersecurity related business activities that the Company may pursue.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended September 30, 2023 we had a net loss of $588,699 had net cash used in operating activities of $145,709 and negative working capital of $4,615,834. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 6, 2023. The results of operations for the three months ended September 30, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2024.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2024, for example, refer to the fiscal year ending June 30, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2023 and year ended June 30, 2023.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.  As of September 30, 2023 and June 30, 2023, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2023 and June 30, 2023 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2023

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of September 30, 2023 of $141,103.

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2023 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2023, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2023 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

SEPTEMBER 30, 2023

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Segment Reporting

The Company operates in one business segment which technologies are focused on professional services and cybersecurity.

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

	September 30,	June 30,
	2023	2023
Weighted average common shares outstanding	36,316,174	6,306,120
Effect of dilutive securities-when applicable:
Convertible promissory notes	29,138,973	38,998,249
Preferred stock	11,348	11,348
Common stock options	2,222	2,222
Warrants	5,114,576	5,115,207
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	70,583,293	50,433,146

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 3: PREPAID LICENSE FEE

In April 2022, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid  at a rate of $77,850 annually, beginning July 1 of each year. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations.  As of September 30, 2023 the prepaid license fee was $58,339.

NOTE 4: DERIVATIVE LIABILITY

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2023 and June 30, 2023 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a loss of $60,396 and gain of $11,371 for the three months September 30, 2023 and 2022, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants at September 30, 2023 and June 30, 2023 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at September 30, 2023 and June 30, 2023 is $141,103 and $80,707, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Three Months Ended September 30,
	2023	2022
Effective exercise price	$0.00784	$0.80 – $27.00
Effective market price	$0.0252	$0.65
Expected volatility	192.39%	289.4% to 619.1%
Risk-free interest	5.6%	3.2%-4.2%
Expected terms	60 days	60 – 732 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2023 is follows:

Derivative liability at June 30, 2023	$80,707
Loss on change in fair value of derivative liability	$60,396
Derivative liability at September 30, 2023	$141,103

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2023 is as follows:

Accrued interest payable at June 30, 2023	$548,041
Conversion of accrued interest into common stock	(39,009)
Interest expense paid in cash	(9,541)
Interest expense accrued for the three months ended September 30, 2023	37,311
Accrued interest payable at September 30, 2023	$536,802

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At September 30, 2023 and June 30, 2023 convertible debentures consisted of the following:

	September 30,	June 30,
	2023	2023
Convertible notes payable	$849,315	$937,576
Discount on convertible notes	(3,512)	-
Convertible notes, net	$845,803	$937,576

The Company had convertible promissory notes aggregating approximately $845,803 and $937,576 at September 30, 2023 and June 30, 2023, respectively. The related accrued interest amounted to approximately $301,660 and $324,031 at September 30, 2023 and June 30, 2023, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0169 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2023, approximately $768,992 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance is summarized below:

Convertible payable at June 30, 2023	$937,576
Convertible notes issued during the three months ended September 30, 2023	86,900
Convertible notes repaid in cash	(44,250)
Discount related to convertible notes payable	(3,512)
Conversion of convertible notes payable into common stock	(130,911)
Convertible payable at September 30, 2023	$845,803

For the three months ended September 30, 2023, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of		Adjustment		Conversion
	Shares	Converted	Converted	Conversion	To		Price
Name	Issued	Principal	Interest	Expense	Fair Value	Total	Per Share
Talos Victory Fund	778,500	7,474	3,826	1,750	(5,265)	7,785	$0.0169
FirstFire	2,000,000	33,800	-	-	(7,800)	26,000	0.0169
Mast Hill	7,800,000	89,637	35,183	7,000	(53,700)	78,120	0.0169
Total	10,578,500	$130,911	$39,009	$8,750	$(66,765)	$111,905	$0.0169

The noteholders converted the principal and interest related to these notes at a conversion rate of $0.0169 per share when the then prevailing market price was at a lower price, resulting in a gain on the extinguishment of this debt of $66,765.

The Company repaid a convertible note in cash in September 2023. The repayment terms included a premium provision, resulting in a loss on the extinguishment of this debt of $12,035.

A recap of the Gain on extinguishment of debt follows:

Loss on extinguishment of debt related to payoff of convertible note	$(12,035)
Gain on extinguishment of debt related to note conversions	66,765
$54,730

In February 2022, the Company entered into Securities Purchase Agreements with three investors pursuant to which each investor purchased a promissory note, The Notes are convertible into shares of the Company’s common stock at a conversion price of $2.43 per share, subject to adjustment as provided therein.

These notes had price protection provisions that allow for the reduction in the current conversion price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the conversion price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the conversion price will be reduced to the effective price of the new issuance.

Due to the price protection features of these convertible notes, the difference between the amount of the fair value of the current conversion price and reduced conversion price amounted to $484,460 and is recorded as a deemed dividend with a corresponding increase and decrease in additional paid in capital as of September 30, 2023. Additionally, for the three months ended September 30, 2023, it is reflected as a reduction to the net loss for the year to arrive at the net loss attributable to common shareholders to recognize the effect of the price protection provisions.

Notes Payable

The Company had promissory notes aggregating $500,316 and $380,013 at September 30, 2023 and June 30, 2023, respectively. The related accrued interest amounted to approximately $235,142 and $224,010 at September 30, 2023 and June 30, 2023, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $205,000 have matured as of September 30, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2023, the Company had 1,000,000,000 authorized common shares.

At September 30, 2023, the Company has 47,845,713 common shares issued of which 45,522,379 were outstanding, which is net of approximately 2,323,000 unvested shares issued for the restricted stock awards granted during the year.

Issuances of Common Stock During the Three Months Ended September 30, 2023

Convertible Notes Payable

During the three months ended September 30, 2023 the Company issued 10,578,500 shares of its common stock related to the conversion of $111,905 of principal and accrued interest for two of its convertible notes payable, at an average contract conversion price of $0.0169 per share.

Stock Based Compensation

During the three months ended September 30, 2023 the Company issued 3,720,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $62,868, or $0.0169 per share, based on the share price at the time of the transactions.

During the three months ended September 30, 2023 240,000 shares of its $0.0001 par value common stock vested to employees, as compensation under a consulting agreement. The shares were valued at $4,056, or $0.0169 per share.

During the three months ended September 30, 2023 1,139,166 shares of its $0.0001 par value common stock vested to consultants, as compensation under a consulting agreement. The shares were valued at $47,351, or $0.0416 per share.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

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

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2023 and changes during the fiscal year ending on that date is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,115,207	$0.025
Granted	-	-
Exercised	-	-
Forfeited	(631)	10.395
Balance at end of period	5,114,716	$0.023

Warrants exercisable at end of period	5,114,576	$0.023

Weighted average fair value of warrants granted due to repricing during the period		-

The following table summarizes information about common stock warrants outstanding at September 30, 2023:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At September 30, 2023	Weighted Average Exercise Price
$0.0169	5,112,426	3.92 Years	$0.0169	5,112,426	$0.0169
12.285	1,339	1.01 Years	12.285	1,339	12.285
20.385	811	1.01 Years	20.385	811	20.385
	5,114,576	3.92 Years	$0.023	5,114,576	$0.023

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 16 million shares at an average price of $27.00 with a fair value of $0.00. For the three months ended September 30, 2023 and 2022, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended September 30, 2023 and 2022, the Company recognized an expense of $0 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2023, the Company had  $0 of unrecognized pre-tax non-cash compensation expense, which the Company expects to recognize, based on a weighted-average period of 0.83 years. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of September 30, 2023.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2023 and June 30, 2023 and changes during the periods ending on that date is as follows:

		Weighted Average			Weighted
		Exercise	Grant Date Fair	Aggregate Intrinsic	Average Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2023	2,222	$27.00	$-	$-	2.59
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeiture and cancelled	-	-	-	-
At September 30, 2023	2,222	$27.00	$-	$-	2.59

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 8 - STOCK-BASED COMPENSATION, continued

The following table summarizes information about employee stock options outstanding at September 30, 2023:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	September 30,	Remaining	Exercise	September 30,	Exercise	Remaining
Range of Exercise Price	2023	Life	Price	2023	Price	Life
$27.00	2,222	2.59	$27.00	2,222	$27.00	2.59
Outstanding options	2,222	2.59	$27.00	2,222	$27.00	2.59

As of September 30, 2023, the Company had no unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2023 is presented in the following table:

	For the three months ended
	September 30, 2023
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2023	7,297,475	$0.06
Granted	125,000	$0.0179
Forfeited	-	$-
Vested	(5,099,166)	$0.02
Unvested at September 30, 2023	2,323,309	$0.129

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of September 30, 2023 was $298,715 and is expected to be recognized over a weighted average period of 0.5 years. The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense for a total of $114,275 for the three months ended September 30, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2023 there was $117,633 outstanding of such advances made to the Company.

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	September 30	June 30
	2023	2023
Accrued Payroll - officers	$963,346	$900,846
Accrued payroll - staff	564,783	471,033
	$1,528,129	$1,371,879

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at September 30, 2023.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2023, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of September 30, 2023, we have not generated any revenue related to these license agreements.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 12 – Fair Value Measurement

Fair value measurements

At September 30, 2023 and June 30, 2023, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2023 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2023:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$141,103
Total derivative liability		$-		$-	$141,103

NOTE 13: SUBSEQUENT EVENTS

In October 2023 the Company issued 3,915,833 shares of our $0.0001 par value common stock to eight consultants for services provided, valued at $22,192, or at an average price per share of $0.057.

In October 2023 our directors and officers vested 18,990,000 shares of our $0.0001 par value common stock, valued at $319,156, or an average price per share of $0.0168.

In October 2023 our employees vested 3,630,000 shares of our $0.0001 par value common stock to four employees as compensation, valued at $60,992, or an average price per share of $0.0168.

In October 2023 the Company issued 5,867,930 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $93,918 of its outstanding convertible notes, valued at $0.0169 per share.

On October 19, 2023, the Company amended the Company’s Amended and Restated Certificate of Incorporation, authorizing 30,000 shares of a newly created and designated class of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred”). Shares of Series C Preferred have a stated value of $100 per share and are convertible into shares of the Company’s common stock, par value $0.0001 per share, at the price of $0.075 per share, subject to customary adjustment, including in the event of certain issuances at a price lower than $0.075 per share, as set forth in the Certificate of Designations for the Series C Preferred.

The shares of the Series C Preferred shall rank (i) senior to the Company’s Common Stock and any other class or series of capital stock of the Company hereafter created, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred (each of the securities in clause (i) collectively referred to as “Junior Stock”) and (ii) pari passu with the Company’s Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock and any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series C Preferred, in each case as to dividend distributions or distributions of assets upon liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event, whether voluntary or involuntary.

Holders of the Series C Preferred will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent).

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

Visium is a provider of cyber security visualization, big data analytics, automation, and IT infrastructure sevices.  In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph is a military-grade, highly scalable big data analytics tool for cyber security, based on graph database technology. The development of the technology was sponsored by the US Army and is currently in use by the U.S. Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph, which the Company has rebranded as TruContextTM. The commercialization efforts included adding functionality to the core technology to make it a native cloud application, adding multi-user and multi-tenant capability, enhancing the graphical user interface, (“GUI”) to make the application more intuitive to use, and adding enhanced dashboard and reporting capabilities. TruContext would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amount of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats.  The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

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

Our information technology consulting services division was launched in September 2023 to provide network engineering, system engineering, converged infrastructure deployment, software development, and cybersecurity services.

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
•

through professional services to support and deliver project management, engineering, cybersecurity solutions and services to its customers, typically billed on an hourly basis, and delivered through a service contract.

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

Employees

As of September 30, 2023, we had eight (8) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2023 and 2022

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2023	in % 2023
	2023	2022	vs 2022	vs 2022
Operating expenses:
Selling, general and administrative	$508,140	$359,639	$148,501	41.30%
Development expense	28,363	54,892	(26,529)	(48.3)%
Total operating expenses	536,503	414,531	121,972	29.4%

Operating loss	(536,503)	(414,531)	(121,972)	(29.4)%

Other expense:
Gain (loss) on change in fair value of derivative liabilities	(60,396)	11,371	(71,767)	(631.1)%
Loss on reconstruction of debt	-	(504,925)	504,925	100.0%
Gain on settlement of debt	54,730	-	54,730	100.0%
Interest expense	(46,530)	(129,738)	83,208	(64.1)%
	(52,196)	(623,292)	571,096	(91.6)%

Net loss	$(588,699)	(1,037,823)	$449,124	(43.3)%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2023, selling, general and administrative expenses were $508,140 as compared to $359,639 for the three months ended September 30, 2022, an increase of $148,501 or approximately 41.3%. For the three months ended September 30, 2023 and 2022 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	September 30,		Increase/
	2023	2022	Decrease	% Change
Accounting expense	$30,579	$20,534	$10,045	48.9%
Consulting fees	75,001	10,000	65,001	650.0%
Salaries	243,390	276,662	(33,272)	(12.0%)
Legal and professional fees	20,540	700	19,840	2834.3%
Travel expense	4,896	249	4,647	1866.3%
Occupancy expense	582	552	30	5.4%
Telephone expense	1,199	1,088	111	10.2%
Website expense	-	40	(40)	(100.0%)
Marketing expense	-	172	(72)	(100.0%)
Stock based consulting expense	47,347	15,772	31,575	200.2%
Stock based compensation	66,924	27,209	39,715	146.0%
Other	17,682	6,661	11,021	165.5%
	$508,140	$359,639	$148,501	41.4%

The increase in selling, general and administrative expenses during fiscal Q1 of 2024, when compared with the prior year, is primarily due to an increase in consulting fees of $65,001, stock-based consulting expense of $31,575, stock-based compensation expense of $39,715, legal and professional expenses of $19,840, offset by lower salaries expense of $33,272.

We believe that our selling, general, and administrative expenses will increase as the stock based consulting and compensation expenses and legal and professional expenses may increase over the balance of the fiscal year.  Other expenses may increase as we increase our business activity over the remainder of fiscal 2024.

Development Expense

	Three-Months Ended
	September 30,		%
	2023	2022	Change
Development expense	$28,363	$54,892	(48.3)%

Development expense represents the expense of further enhancing and commercializing TruContext. We believe that our development expense will continue at a slightly lower expense rate for the remainder of fiscal 2024.

Interest Expense

	Three-Months Ended
	September 30,		%
	2023	2022	Change
Interest expense	$46,530	$129,738	$(64.1)%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The decrease in interest expense during the three-month period ended September 30, 2023 is primarily due to the acceleration of discount amortization expense during fiscal 2023, and lower interest bearing note balances in the current year.

Liquidity and Capital Resources

	Balance at
	September 30, 2023	June 30, 2023
Cash	$30,531	$9,982
Accounts payable and accrued expenses	(1,034,918)	(845,502)
Accrued compensation	(1,528,129)	(1,371,879)
Notes, convertible notes, and accrued interest payable	$(1,882,921)	$(1,865,630)

At September 30, 2023 and June 30, 2023, our total assets consisted of cash and prepaid expenses.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2024. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $145,709 and $167,466 during the three-month periods ended September 30, 2023 and 2022, respectively, and has a working capital deficit of approximately $4.6 million and $4.3 million at September 30, 2023 and June 30, 2023, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Three months ended September 30, 2023

Net cash used in operations during the three months ended September 30, 2023 decreased by $21,757 or 13% over the same period during fiscal year 2023.

Capital Raising Transactions

During the quarter ending September 30, 2023 we generated net proceeds of $135,000 from the issuance of three promissory notes and we generated net proceeds of $83,000 from the issuance of two convertible notes.

Other outstanding obligations at September 30, 2023

Convertible Notes Payable

The Company had convertible promissory notes aggregating $845,803 outstanding at September 30, 2023. The accrued interest amounted to approximately $301,660 as of September 30, 2023. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0169 and $22,500 per share, at the holders’ option. At September 30, 2023, approximately $769,000 of the promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating $500,316 at September 30, 2023. The related accrued interest amounted to approximately $235,142 at September 30, 2023. The Notes Payable bear interest at a rate of 0% to16% per annum. Interest is payable monthly. Promissory notes totaling $205,000 have matured as of September 30, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2023, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2023 the Company is not the subject of, or party to, any pending or threatened, legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on October 6, 2023, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the three months ended September 30, 2023 the Company issued 10,578,500 shares of its common stock related to the conversion of $111,905 of principal and accrued interest for two of its convertible notes payable, at an average contract conversion price of $0.0169 per share.

Stock Based Compensation

During the three months ended September 30, 2023 the Company issued 3,720,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $62,868, or $0.0169 per share, based on the share price at the time of the transactions.

During the three months ended September 30, 2023 240,000 shares of its $0.0001 par value common stock vested to employees, as compensation under a consulting agreement. The shares were valued at $4,056, or $0.0169 per share.

During the three months ended September 30, 2023 1,139,166 shares of its $0.0001 par value common stock vested to consultants, as compensation under a consulting agreement. The shares were valued at $47,351, or $0.042 per share.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable to our operations.

Item 5. Other Information.

None

Item 6. Exhibits

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.