Form 10-Q
period 2023-12-31
VISIUM TECHNOLOGIES, INC.
filed 2024-02-20
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 10, 2024, was 105,838,642.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s current beliefs, estimates and assumptions and on information currently available to management that we believe may affect our financial condition, results of operation, business strategy and financial need.  Such statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

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

Most of these factors are difficult to predict and are generally beyond our control. Therefore, you should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission, or the SEC, on October 6, 2023. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on form 10-Q and in our Annual Report on Form 10-K.

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$8,478	$9,982
Prepaid license fee	38,893	-

Total current assets	47,371	9,982

Total assets	$47,371	$9,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,019,019	$845,502
Accrued compensation	1,699,379	1,371,879
Due to officer	139,633	99,578
Accrued interest	512,542	548,041
Convertible notes payable, net of discount of $2,437 and $0 as of December 31, 2023 and June 30, 2023, respectively	772,065	937,576
Derivative liabilities	48,018	80,707
Notes payable, net of discount of $15,872 and $26,805 as of December 31, 2023 and June 30, 2023, respectively	581,628	380,013
Total current liabilities	4,772,284	4,263,296

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 10,000 shares issued and outstanding as of December 31, 2023 and 0 shares issued and outstanding as of June 30, 2023	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 96,813,626 shares issued and 96,501,142 outstanding at December 31, 2023, and 37,199,647 shares issued and 29,844,713 outstanding at June 30, 2023, respectively (See Note 7)	9,652	2,987
Additional paid in capital	57,400,982	55,597,779
Accumulated deficit	(62,150,867)	(59,869,400)
Total stockholders’ deficit	(4,724,913)	(4,253,314)

Total liabilities and stockholders’ deficit	$47,371	$9,982

(1)	Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	1,083,168	533,892	1,591,308	893,581
Development expense	19,446	47,060	47,809	101,952
Total Operating Expenses	1,102,614	580,952	1,639,117	995,533

Loss from Operations	(1,102,614)	(580,952)	(1,639,117)	(995,533)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	93,085	(45,233)	32,689	(33,862)
Derivative liability expense	-	(58,139)	-	(58,139)
Loss on extinguishment of debt	(66,765)	-	(12,035)	(504,925)
Interest expense	(132,014)	(37,199)	(178,544)	(166,940)
Total other income (expenses)	(105,694)	(140,571)	(157,890)	(763,866)

Net loss	(1,208,308)	(721,523)	(1,797,007)	(1,759,399)

Common stock deemed dividend	-	-	(484,460)	-

Net loss attributable to common stockholders	$(1,208,308)	$(721,523)	$(2,281,467)	$(1,759,399)

Loss per common share basic and diluted	$(0.02)	$(0.22)	$(0.04)	$(0.57)

Weighted average common shares outstanding – basic and diluted	78,899,929	3,271,675	57,608,052	3,085,138

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

For the three months ended December 31, 2023

	Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	45,522,379	$4,554	$56,306,851	$(60,942,559)	$(4,615,834)

Shares issued for consulting services									4,990,833	499	258,250		258,749
Shares issued as compensation to employees									5,080,000	508	84,844		85,352
Shares issued as compensation to directors and officers									27,240,000	2,724	455,032		457,756
Shares issued for conversion of notes payable									13,667,930	1,366	296,005		304,234
Net loss for the three months ended December 31, 2023												(1,208,308)	(1,208,308)

Balance at December 31, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	96,501,142	$9,652	$57,400,982	$(62,150,867)	$(4,724,913)

For the six months ended December 31, 2023

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued for consulting services									6,129,999	613	305,487		306,100
Shares issued as compensation to employees									5,320,000	532	88,876		89,408
Shares issued as compensation to directors and officers									30,960,000	3,096	517,528		520,624
Shares issued for conversion of notes payable									24,246,430	2,424	406,852		409,276
Deemed dividend											484,460	(484,460)	-
Net loss for the six months ended December 31, 2023												(1,797,007)	(1,797,007)

Balance at December 31, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	96,501,142	$9,652	$57,400,982	$(62,157,731)	$(4,724,913)

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

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-months ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,797,007)	$(1,759,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	916,132	291,536
Amortization of debt discount	19,896	94,956
Derivative liability expense	-	58,139
(Gain) loss on change in fair value of derivative liability	(32,689)	33,862
Loss on extinguishment of debt	12,035	504,925
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	173,512	50,467
Prepaid license fee	(38,893)	(35,000)
Accrued interest	152,306	71,981
Accrued compensation	327,500	410,434
Net cash used in operating activities	(267,208)	(278,099)

Cash flows from financing activities:
Proceeds from promissory notes payable	235,000	-
Repayment of convertible notes payable	(44,250)	-
Proceeds from convertible notes payable	86,717	105,000
Repayment of promissory notes payable	(51,818)	-
Advances from officers	40,055	67,500

Net cash provided by financing activities	265,704	172,500

Net decrease in cash	(1,504)	(105,599)

Cash, beginning of period	9,982	136,990

Cash, end of period	$8,478	$31,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,560	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$409,276	$77,049
Warrants on extinguishment of debt	$-	$186,972

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1: ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

Visium Technologies, Inc. is focused on professional technology services, digital risk management, and cybersecurity for network physical security, the Cloud, mobility solutions, critical infrastructure security, and the Internet of Things (“IOT”).

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-technology/cybersecurity related business activities that the Company may pursue.

Recent Developments

The Company is entering the West Africa data center construction market after it landed a contract valued at over $20 million from its partner, Cybastion Institute of Technology, to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin.  Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack which will includes Visium’s proprietary TruContextTM cybersecurity platform.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended December 31, 2023 we had a net loss of $1,797,007, had net cash used in operating activities of $267,208 and had negative working capital of $4,724,913. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 6, 2023. The results of operations for the six months ended December 31, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2024.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2024, for example, refer to the fiscal year ending June 30, 2024.

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2023 and year ended June 30, 2023.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of December 31, 2023 and June 30, 2023, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2023 and June 30, 2023 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of December 31, 2023 of $48,018.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2023, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2023 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

Segment Reporting

The Company operates in one business segment which technologies are focused on professional services, data analytics, and cybersecurity.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

	December 31,	June 30,
	2023	2023
Weighted average common shares outstanding	57,608,052	6,306,120
Effect of dilutive securities-when applicable:
Convertible promissory notes	24,712,177	38,998,249
Preferred stock	11,348	11,348
Common stock options	2,222	2,222
Warrants	5,114,576	5,115,207
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	87,448,375	50,433,146

NOTE 3: PREPAID LICENSE FEE

In April 2022, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid  at a rate of $77,850 annually, beginning July 1 of each year. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations. As of December 31, 2023, the prepaid license fee was $38,893.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4: DERIVATIVE LIABILITIES

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2023 and June 30, 2023 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $32,689 and a loss of $33,862 for the six months December 31, 2023 and 2022, respectively in the Company’s consolidated statements of operations, under the caption “Loss in change of fair value of derivative liability”. The fair value of the warrants at December 31, 2023 and June 30, 2023 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at December 31, 2023 and June 30, 2023 is $48,018 and $80,707, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Six Months Ended December 31,
	2023	2022
Effective exercise price	$0.0082	$0.058
Effective market price	$0.0169	$0.081
Expected volatility	268.04%	256.8%
Risk-free interest	5.59%	4.41%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2023 is follows:

Derivative liabilities at June 30, 2023	$80,707
Derivative liability expense	-
Gain on change in fair value of derivative liabilities	(32,689)
Derivative liabilities at December 31, 2023	$48,018

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2023 is as follows:

Accrued interest payable at June 30, 2023	$548,041
Conversion of accrued interest into common stock	(187,805)
Interest expense paid in cash	(7,560)
Interest expense accrued for the six months ended December 31, 2023	159,866
Accrued interest payable at December 31, 2023	$512,542

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At December 31, 2023 and June 30, 2023 convertible debentures consisted of the following:

	December 31,	June 30,
	2023	2023
Convertible notes payable	$774,502	$973,576
Discount on convertible notes	(2,437)	-
Convertible notes, net	$772,065	$973,576

The Company had convertible promissory notes aggregating $772,065 and $973,576 at December 31, 2023 and June 30, 2023, respectively. The related accrued interest amounted to approximately $259,183 and $324,031 at December 31, 2023 and June 30, 2023, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0019 to $22,500 per share, as a result of the two reverse stock splits. At December 31, 2023, approximately $694,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance are summarized below:

Convertible payable at June 30, 2023	$937,576
Convertible notes issued during the six months ended December 31, 2023	86,717
Convertible notes repaid in cash	(44,250)
Discount related to convertible notes payable	(2,437)
Conversion of convertible notes payable into common stock	(205,724)
Convertible payable at December 31, 2023	$772,065

For the six months ended December 31, 2023, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Talos Victory Fund	778,500	$7,474	$3,826	$1,750	$13,050	$0.0169
FirstFire	6,000,000	101,400	-	-	101,400	0.0169
Mast Hill	17,467,930	96,850	183,978	14,000	294,826	0.0169
Total	24,246,430	$205,724	$187,805	$15,750	$409,276	$0.0169

The Company repaid a convertible note in cash in September 2023. The repayment terms included a premium provision, resulting in a loss on the extinguishment of this debt of $12,035.

A recap of the Gain on extinguishment of debt follows:

Loss on extinguishment of debt related to payoff of convertible note	$(12,035)
$(12,035)

In February 2022, the Company entered into a Securities Purchase Agreements with three investors pursuant to which each investor purchased a promissory note, The Notes are convertible into shares of the Company’s common stock at a conversion price of $2.43 per share, subject to adjustment as provided therein.

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

Due to the price protection features of these convertible notes, the difference between the amount of the fair value of the current conversion price and reduced conversion price calculated using the outstanding principal balances of the notes affected at the time of the conversion at the lower conversion price amounted to $484,460 and is recorded as a deemed dividend with a corresponding increase and decrease in additional paid in capital as of December 31, 2023. Additionally, for the six months ended December 31, 2023, it is reflected as a reduction to the net loss for the year to arrive at the net loss attributable to common shareholders to recognize the effect of the price protection provisions.

Notes Payable

The Company had promissory notes aggregating $581,628 and $380,013 at December 31, 2023 and June 30, 2023, respectively. The related accrued interest amounted to approximately $253,358 and $224,010 at December 31, 2023 and June 30, 2023, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly.

Promissory notes totaling $205,000 have matured as of December 31, 2023.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2023, the Company had 1,000,000,000 authorized common shares.

At December 31, 2023, the Company has 96,813,626 common shares issued of which 96,501,142 were outstanding, which is net of approximately 312,476 unvested shares issued for the restricted stock awards granted during the year.

Issuances of Common Stock During the Six Months Ended December 31, 2023

Convertible Notes Payable

During the six months ended December 31, 2023 the Company issued 24,246,430 shares of its common stock related to the conversion of $409,276 of principal and accrued interest, at an average conversion price of $0.0169 per share.

Stock Based Compensation

During the six months ended December 31, 2023 the Company issued 30,960,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $520,624, or $0.0168 per share, based on the share price at the time of the transactions. The shares vested during the period were issued at different dates, hence, different quoted prices. The grant-date quoted price of the shares that vested for directors and officers ranged from $0.0168 to $0.0169.

During the six months ended December 31, 2023 6,129,999 shares of its $0.0001 par value common stock vested to its consultants, as compensation under separate consulting agreements. The shares were valued at $306,100, or $0.05 per share. The shares vested during the period were issued at different dates, hence different quoted prices. The grant-date quoted price of the shares that vested for consultants ranged from $0.0168 to $0.3100. Consultants were granted stock awards in January 2023, at a time when stock prices were trading $0.31, Some of these granted stocks were vested in Q2 2024. Directors, officers, and employees did not receive a stock award on the same date.

During the six months ended December 31, 2023 the Company issued 5,320,000 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $89,408, or $0.0168 per share, based on the share price at the time of the transaction.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Series C Convertible Preferred Stock

Thirty thousand (30,000) shares of preferred stock were designated as Series C Preferred stock in October 2023. This Series C Preferred Stock has a $0.001 par value, and each share is convertible into the Company’s common stock at a conversion price of $0.075 per share, with a stated value of $100 per share.  There were no Series C Convertible Preferred shares outstanding as of December 31, 2023.

Series AA Convertible Preferred Stock

In March 2018, the Company authorized and issued one share of Series AA convertible preferred stock which provides for the holder to vote on all matters as a class with the holders of Common Stock and each share of Series AA Convertible Preferred Stock shall be entitled to 51% of the common votes on any matters requiring a shareholder vote of the Company. Each one share of Series AA Convertible Preferred Stock is convertible into one (1) share of Common Stock. Mark Lucky, our CEO and CFO, is the holder of the one share of Series AA Convertible Preferred Stock.

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

Due to the price protection features of these warrants, the Company issued 5,048,426 warrant shares to these warrant holders. The difference between the amount of the fair value of the current exercise price and reduced exercise price was treated as deemed dividend.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2023 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,115,207	$0.025
Granted	-	-
Exercised	-	-
Forfeited	(631)	10.395
Balance at end of period	5,114,576	$0.023

Warrants exercisable at end of period	5,114,576	$0.023

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7: STOCKHOLDERS’ DEFICIT, continued

The following table summarizes information about common stock warrants outstanding at December 31, 2023:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2023	Weighted Average Exercise Price
$0.0169	5,112,426	3.67 Years	$0.0169	5,112,426	$0.0169
12.285	1,339	0.75 Years	12.285	1,339	12.285
20.385	811	0.75 Years	20.385	811	20.385
	5,114,576	3.67 Years	$0.023	5,114,576	$0.023

Note 8 - STOCK-BASED COMPENSATION

The Company adopted a Stock Incentive Plan on April 18, 2021. This plan is intended to provide incentives which will attract and retain highly competent persons at all levels as employees of the Company, as well as independent contractors providing consulting or advisory services to the Company, by providing them opportunities to acquire the Company’s common stock or to receive monetary payments based on the value of such shares pursuant to Awards issued. While the 2021 Plan terminates 10 years after the adoption date, issued options have their own schedule of termination. Options to acquire shares of common stock may be granted at no less than fair market value on the date of grant. Upon exercise, shares of new common stock are issued by the Company.

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the six months ended December 31, 2023 and 2022, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the six months ended December 31, 2023 and 2022, the Company did not recognize any, respectively, of non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2023, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of December 31, 2023.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended December 31,	Year ended June 30,
	2023	2023
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 8 - STOCK-BASED COMPENSATION, continued

A summary of the status of the Company’s outstanding stock options as of December 31, 2023 and June 30, 2023 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2023	2,222	$27.00	$-	$0	2.33
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
At December 31, 2023	2,222	$27.00	$-	$0	2.33

The following table summarizes information about employee stock options outstanding at December 31, 2023:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2023	Life	Price	2023	Price	Life
$27.00	2,222	2.33	$27.00	2,222	$27.00	2.33
Outstanding options	2,222	2.33	$27.00	2,222	$27.00	2.33

As of December 31, 2023, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse or the vesting conditions of the award are not met. The holder of a vested restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2023 is presented in the following table:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2023	7,297,475	$0.06
Granted	35,425,000	$0.0169
Forfeited	-	$-
Vested	(42,409,999)	$0.022
Unvested at December 31, 2023	312,476	$0.289

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of December 31, 2023 was $90,208 and is expected to be recognized over a weighted average period of 0.5 years. The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense for a total of $916,132 for the six months ended December 31, 2023.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2023 there was $139,633 outstanding of such advances made to the Company.

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	December 31	June 30
	2023	2023
Accrued Payroll - officers	$1,042,362	$900,846
Accrued payroll - staff	657,017	471,033
	$1,699,379	$1,371,879

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at December 31, 2023.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2023, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of December 31, 2023, we have not generated any revenue related to these license agreements.

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

NOTE 12: SUBSEQUENT EVENTS

In January 2024 our consultants vested 5,037,500 shares of our $0.0001 par value common stock to three employees as compensation, valued at $94,958, or an average price per share of $0.0189.

In January 2024 the Company issued 4,300,000 shares of its $0.0001 par value common stock upon the conversion of principal and interest of $74,243 of its outstanding promissory notes, valued at $0.0173 per share.

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

Visium is a provider of cyber security visualization, big data analytics, automation, and IT infrastructure services. In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology known as CyGraph, a tool for cyber warfare analytics, visualization, and knowledge management. CyGraph is a military-grade, highly scalable big data analytics tool for cyber security, based on graph database technology. The development of the technology was sponsored by the US Army and is currently in use by the U.S. Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph, which the Company has rebranded as TruContextTM. The commercialization efforts included adding functionality to the core technology to make it a native cloud application, adding multi-user and multi-tenant capability, enhancing the graphical user interface, (“GUI”) to make the application more intuitive to use, and adding enhanced dashboard and reporting capabilities. TruContextTM would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amount of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats. The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

TruContextTM provides visualization, advanced cyber monitoring intelligence, threat hunting, forensic and root cause analysis, data modeling, analytics, and automation to help reduce risk, simplify security, and deliver better security outcomes. Our mission is to help people see and understand data, empowering decision-makers to make more informed and more timely decisions. Our solutions put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems, and create value.

Our products dramatically reduce the complexity and expense associated with traditional business intelligence applications. Our software allows people to access information, perform analysis, and share results without assistance from technical specialists. By putting powerful analytical technology directly into the hands of people who make decisions with data, we accelerate the pace of informed and intelligent decision-making. Our TruContextTM platform enables our customers to reduce or streamline their siloed and layered security products, simplifying operations while providing a comprehensive solution. Our solution automates certain previously manual tasks, freeing up personnel to focus on their most important objectives.

TruContextTM can be deployed in a broad range of use cases such as cyber security threat intelligence and forensics, IT/OT critical infrastructure security, supply chain analytics, anti-fraud, law enforcement, compliance, and health care. For example, a breach of your network might go undetected for months, as was the case with the Solar Winds hack that occurred in 2019-2020. In that case the hackers went undetected for 14 months. A Solar Winds type breach may not be preventable, but with TruContextTM analyzing streaming network data in real-time, this hack would almost certainly have been identified and remediated very quickly by the affected enterprise.

TruContextTM is a highly effective tool for proactively and iteratively searching through networks to detect and isolate advanced threats that evade existing security solutions. Should a breach occur, TruContextTM can quickly perform forensics and root cause analysis, identifying when an incident occurred, how it occurred, and the downstream effects of the incident to the network.

One of the top challenges faced by Security practitioners is to keep up with the increase in new cyber attacks while investigating and remediating existing threats. Time is of the essence while investigating potential threats and determining the scope and root-cause of a potential reach.

A shortage of resources and experienced personnel continues to limit the ability of companies to conduct thorough investigations. Root cause analysis and forensics are key to intelligently securing the network.

TruContextTM directly addresses these challenges by:

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

Using TruContextTM makes the cyber analyst significantly more productive by eliminating false positives and prioritizing threat events.

TruContextTM ingests cyber data from any source, making the data generated by other cyber tools easily understood and actionable. TruContextTM gives the security analyst the ability to combine, layer, filter, and query data with a no-code user interface in a way that no other analytics platform can do.

There are many sophisticated and powerful cybersecurity tools currently available, but they all lack one thing – providing a comprehensive contextualized understanding of the data. Analysts have too many tools that do not communicate, creating silos of data/information. TruContextTM brings all the information for a comprehensive visualization.

Our information technology consulting services division was launched in September 2023 to provide network engineering, system engineering, converged infrastructure deployment, software development, and cybersecurity services.

Visium currently plans to generate revenue in three (3) primary ways:

•	through a virtual appliance model, primarily targeted to the Federal government, charging an annual seat license, with the seat license fee increasing based on the size of the network environment ;
•	through a SaaS model, charging a recurring monthly license fee for TruContextTM based on the size of the network environment and the number of TruContextTM Identifiers (nodes); and
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

Employees

As of December 31, 2023, we had eight (8) full time employees.

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

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033. Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink under the symbol “VISM.”

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended December 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating expenses:
Selling, general and administrative	$1,083,168	$533,892	$1,591,308	$893,581
Development expense	19,446	47,060	47,809	101,952
Total Operating Expenses	1,102,614	580,952	1,639,117	995,533

Loss from Operations	(1,102,614)	(580,952)	(1,639,117)	(995,533)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	93,085	(45,233)	32,689	(33,862)
Derivative liability expense	-	(58,139)	-	(58,139)
Gain (loss) on extinguishment of debt	(66,765)	-	(12,035)	(504,925)
Interest expense	(132,014)	(37,199)	(178,544)	(166,940)
Total other income (expenses)	(105,694)	(140,571)	(157,890)	(763,866)

Net loss	$(1,208,308)	$(721,523)	$(1,797,007)	$(1,759,399)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2023

For the six months ended December 31, 2023, selling, general and administrative expenses were $1,591,308 as compared to $893,581 for the six months ended December 31, 2022. For the six-month periods ended December 31, 2023 and 2022 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,
	2023	2022
Accounting expense	$47,710	$25,357
Consulting fees	105,000	10,000
Salaries	459,189	535,280
Legal and professional fees	31,344	15,900
Travel expense	6,616	249
Occupancy expense	1,100	1,056
Telephone expense	2,687	2,150
Marketing expense	550	292
Website expense	-	40
Investor relations expense	-	288
Stock based consulting expense	306,095	18,906
Stock based compensation expense	610,032	272,659
Other	20,985	11,404
	$1,591,308	$893,581

The increase in selling, general and administrative expenses of $697,727 during fiscal 2024, when compared with the prior year, is primarily due to an increase in stock-based consulting expense of $287,189, an increase in stock-based compensation expense of $337,373, higher consulting expense of $95,000, higher legal and professional fees expense of $15,444, and higher accounting expense of $22,353, offset by lower salaries expense of $76,091.

We believe that our selling, general, and administrative expenses will be lower over the rest of the current fiscal year, driven by decreased stock-based compensation expense, offset by an increase in expenses related to greater business activity over the remainder of fiscal 2024.

Development Expense

	Six-Months Ended
	December 31,		%
	2023	2022	Change
Development expense	$47,809	$101,952	(53%)

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2024.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2023	2022	Change
Gain (loss) on change in fair value of derivative liabilities	$32,689	$(33,862)	(196%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Six-Months Ended
	December 31,		%
	2023	2022	Change
Derivative liability expense	$-	$(58,139)	(100%)

The Company issued convertible notes in October 2022 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Six-Months Ended
	December 31,		%
	2023	2022	Change
Interest expense	$178,544	$166,940	7%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the six months ended December 31, 2023 due to higher note balances, offset by lower debt discount amortization of $75,060 as compared to the prior year period.

Loss on extinguishment of debt

	Six-Months Ended
	December 31,		%
	2023	2022	Change
Loss on extinguishment of debt	$(12,035)	$(504,925)	97.6%

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

Three Month Period Ended December 31, 2023

For the three months ended December 31, 2023, selling, general and administrative expenses were $1,083,168 as compared to $533,892 for the three months ended December 31, 2022. For the three months ended December 31, 2023 and 2022 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,
	2023	2022
Accounting expense	$17,131	$4,823
Consulting fees	29,999	-
Salaries	215,799	258,618
Legal and professional fees	10,804	15,200
Travel expense	1,720	-
Occupancy expense	518	504
Telephone expense	1,488	1,062
Marketing expense	550	120
Stock based consulting expense	258,748	3,100
Stock based compensation expense	543,108	245,450
Other	3,303	5,015
	$1,083,168	$533,892

The increase in selling, general and administrative expenses of $549,276 for the three months ended December 31, 2023, when compared with the prior year period, is primarily due to an increase in stock-based consulting expense of $255,648, an increase in stock-based compensation expense of $297,658, and an increase in consulting fee expense, offset by lower salaries expense of $42,819, and lower legal and professional fees expense of $4,396.

Development Expense

	Three-Months Ended
	December 31,		%
	2023	2022	Change
Development expense	$19,446	$47,060	(58.78%)

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2023	2022	Change
Gain (loss) on change in fair value of derivative liabilities	$93,085	$(45,233)	306%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Three-Months Ended
	December 31,		%
	2023	2022	Change
Derivative liability expense	$-	$(58,139)	(100%)

The Company issued convertible notes in October 2022 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Loss on extinguishment of debt

	Three-Months Ended
	December 31,		%
	2023	2022	Change
Loss on extinguishment of debt	$(66,765)	$-	100%

Interest Expense

	Three-Months Ended
	December 31,		%
	2023	2022	Change
Interest expense	$132,014	$37,199	254.9%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended December 31, 2023 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31,	June 30,
	2023	2023
Cash	$8,478	$9,982
Accounts payable and accrued expenses	(1,019,019)	(845,502)
Accrued compensation	(1,699,379)	(1,371,879)
Notes, convertible notes, and accrued interest payable	$(1,866,235)	$(1,865,630)

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2024. We may need to raise funds to enhance our working capital and use these funds for strategic purposes. If such a need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $267,208 and $278,099 during the six-month periods ended December 31, 2023 and 2022, respectively, and has a working capital deficit of approximately $4.8 million and $4.3 million at December 31, 2023 and June 30, 2023, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2023

Net cash used in operations during the six months ended December 31, 2023 decreased by approximately $10,891 or less than 4% from the same period during fiscal year 2022. The cash used in operations was obtained through advances from directors totaling $40,055, the issuance of two convertible notes totaling $86,717, and the issuance of four promissory notes that netted the Company $235,000 during the six months ended December 31, 2023.

Six months ended December 31, 2022

Net cash used in operations during the six months ended December 31, 2022 decreased by approximately $655,796 or 70% from the same period during fiscal year 2021. The decrease in cash used in operations is primarily due to the decrease in product development expenses, cash paid for legal and professional fees, and consulting and business development expense. This cash was obtained through the issuance of a convertible notes that netted the Company $105,000 and advances from officers amounting to $67,500 during the six months ended December 31, 2022.

Capital Raising Transactions

Other outstanding obligations at December 31, 2023

Convertible Notes Payable

The Company had convertible promissory notes aggregating $772,065 outstanding at December 31, 2023. The accrued interest amounted to approximately $259,183 as of December 31, 2023. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0169 and $22,500 per share, at the holders’ option. At December 31, 2023, $694,179 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $581,628 at December 31, 2023. The related accrued interest amounted to approximately $253,361 at December 31, 2023. The Notes Payable bear interest at rates ranging between 0% and 16% per annum. Interest is generally payable monthly. At December 31, 2023, $205,000 of the promissory notes have matured and are in default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2023, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of six members; however, we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

A material weakness is “a significant deficiency, or a combination of significant deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2023 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the six months ended December 31, 2023 the Company issued 24,246,430 shares of its common stock related to the conversion of $409,276 of principal and accrued interest, at an average conversion price of $0.0169 per share. These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

Stock Based Compensation

During the six months ended December 31, 2023 the Company issued 30,960,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $520,624, or $0.0168 per share, based on the share price at the time of the transactions.

During the six months ended December 31, 2023 6,129,999 shares of its $0.0001 par value common stock vested to its consultants, as compensation under separate consulting agreements. The shares were valued at $306,100, or $0.05 per share.

During the six months ended December 31, 2023 the Company issued 5,320,000 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $89,408, or $0.0168 per share, based on the share price at the time of the transaction.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
February 20, 2024		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 20, 2024		Mark Lucky
CFO, principal accounting officer

