Form 10-Q
period 2024-03-31
VISIUM TECHNOLOGIES, INC.
filed 2024-05-15
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 15, 2024, was 188,218,508.

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

2

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Visium Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$8,247	$9,982
Prepaid license fee	19,446	-

Total current assets	27,693	9,982

Total assets	$27,693	$9,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,062,823	$845,502
Accrued compensation	1,833,529	1,371,879
Due to officer	178,633	99,578
Accrued interest	512,621	548,041
Convertible notes payable, net of discount of $10,984 and $0 as of March 31, 2024 and June 30, 2023, respectively	675,924	937,576
Derivative liabilities	23,211	80,707
Notes payable, net of discount of $14,866 and $26,805 as of March 31, 2024 and June 30, 2023, respectively	650,603	380,013
Total current liabilities	4,937,344	4,263,296

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and 0 shares issued and outstanding as of June 30, 2023	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 126,480,567 shares issued and 126,472,250 outstanding at March 31, 2024, and 37,199,647 shares issued and 29,844,713 outstanding at June 30, 2023, respectively (See Note 7)	12,648	2,987
Additional paid in capital	57,836,980	55,597,779
Accumulated deficit	(62,774,599)	(59,869,400)
Total stockholders’ deficit	(4,909,651)	(4,253,314)

Total liabilities and stockholders’ deficit	$27,693	$9,982

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	399,604	567,979	1,990,912	1,461,560
Development expense	19,447	73,755	67,256	175,707
Total Operating Expenses	419,051	641,734	2,058,168	1,637,267

Loss from Operations	(419,051)	(641,734)	(2,058,168)	(1,637,267)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	24,807	(50,384)	57,496	(84,246)
Derivative liability expense	-	(4,634)	-	(62,773)
Loss on extinguishment of debt	(9,106)	(15,068)	(21,141)	(519,993)
Interest expense	(74,712)	(20,265)	(253,256)	(187,205)
Total other income (expenses)	(59,011)	(90,354)	(216,901)	(854,217)

Net loss	(478,062)	(732,085)	(2,275,069)	(2,491,484)

Common stock deemed dividend	(145,670)	-	(630,130)	-

Net loss attributable to common stockholders	$(623,732)	$(732,085)	$(2,905,199)	$(2,491,484)

Loss per common share basic and diluted	$(0.01)	$(0.16)	$(0.04)	$(0.72)

Weighted average common shares outstanding – basic and diluted	108,132,383	4,658,570	74,327,012	3,454,032

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

For the three months ended March 31, 2024

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	96,501,142	$9,652	$57,400,982	$(62,150,867)	$(4,724,913)

Shares issued for consulting services									7,054,167	705	111,082		111,787
Shares issued for conversion of notes payable									22,916,941	2,291	179,246		181,537
Deemed dividend											145,670	(145,670)	-
Net loss for the three months ended March 31, 2024												(478,062)	(478,062)

Balance at March 31, 2024	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	126,472,250	$12,648	$57,836,980	$(62,774,599)	$(4,909,651)

For the nine months ended March 31, 2024

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued for consulting services									13,184,166	1,318	416,569		417,887
Shares issued as compensation to employees									5,320,000	532	88,875		89,407
Shares issued as compensation to directors and officers									30,960,000	3,096	517,528		520,624
Shares issued for conversion of notes payable									47,163,371	4,715	586,099		590,814
Deemed dividend											630,130	(630,130)	-
Net loss for the nine months ended March 31, 2024												(2,275,069)	(2,275,069)

Balance at March 31, 2024	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	126,472,250	$12,648	$57,836,980	$(62,774,599)	$(4,909,651)

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

See Notes to Unaudited Consolidated Financial Statements.

Visium Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,275,069)	$(2,491,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,027,918	542,149
Amortization of debt discount	32,355	83,218
Derivative liability expense	-	62,773
(Gain) loss on change in fair value of derivative liability	(57,496)	84,246
Loss on extinguishment of debt	21,141	519,993
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	236,568	37,812
Prepaid license fee	(19,446)	(17,500)
Accrued interest	204,830	150,008
Accrued compensation	461,650	576,045
Net cash used in operating activities	(367,549)	(452,740)

Cash flows from financing activities:
Proceeds from promissory notes payable	335,000	150,000
Repayment of convertible notes payable	(97,392)	-
Proceeds from convertible notes payable	133,000	140,000
Repayment of promissory notes payable	(83,849)	-
Advances from officers	79,055	72,500

Net cash provided by financing activities	365,814	362,500

Net decrease in cash	(1,735)	(90,240)

Cash, beginning of period	9,982	136,990

Cash, end of period	$8,247	$46,750

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,531	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$590,814	$290,464
Commitment shares issued for financing	-	14,000
Warrants on extinguishment of debt	$-	$186,972

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Recent Developments

The Company is entering the West Africa data center construction market after it landed a contract in November, 2023 valued at over $20 million from its partner, Cybastion Institute of Technology, to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin.  Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack which will includes Visium’s proprietary TruContextTM cybersecurity platform. As of March 31, 2024 no activity has occurred pursuant to this contract.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2024 we had a net loss of $2,275,069, had net cash used in operating activities of $367,549 and had negative working capital of $4,909,651. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 6, 2023. The results of operations for the nine months ended March 31, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2024.

 VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2024 and year ended June 30, 2023.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of March 31, 2024 and June 30, 2023, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2024 and June 30, 2023 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of March 31, 2024 of $23,211.

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

MARCH 31, 2024

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2024, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2023 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

MARCH 31, 2024

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

	March 31,	June 30,
	2024	2023
Weighted average common shares outstanding	74,327,012	6,306,120
Effect of dilutive securities-when applicable:
Convertible promissory notes	74,285,854	38,998,249
Preferred stock	11,348	11,348
Common stock options	2,222	2,222
Warrants	5,114,576	5,115,207
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	153,741,012	50,433,146

NOTE 3: PREPAID LICENSE FEE

In April 2022, the Company entered into two-year software license agreement to enable product development. The license fee is prepaid  at a rate of $77,850 annually, beginning July 1 of each year. The prepaid license fee is amortized on a straight-line basis over the term of the license agreement, and is included in Development expense in our Statement of Operations. As of March 31, 2024, the prepaid license fee was $19,446.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 4: DERIVATIVE LIABILITIES

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2024 and June 30, 2023 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $57,496 and a loss of $84,246 for the nine months March 31, 2024 and 2023, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the warrants at March 31, 2024 and June 30, 2023 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2024 and June 30, 2023 is $23,211 and $80,707, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Nine Months Ended March 31,
	2024	2023
Effective exercise price	$0.0026	$0.107 – $0.139
Effective market price	$0.0039	$0.1945
Expected volatility	156.53%	303.3%
Risk-free interest	5.48%	4.79%
Expected terms	60 days	60-193 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2024 is follows:

Derivative liabilities at June 30, 2023	$80,707
Derivative liability expense	-
Gain on change in fair value of derivative liabilities	(57,496)
Derivative liabilities at March 31, 2024	$23,211

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2024 is as follows:

Accrued interest payable at June 30, 2023	$548,041
Conversion of accrued interest into common stock	(240,257)
Interest expense paid in cash	(8,531)
Interest expense accrued for the nine months ended March 31, 2024	213,361
Accrued interest payable at March 31, 2024	$512,621

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At March 31, 2024 and June 30, 2023 convertible debentures consisted of the following:

	March 31,	June 30,
	2024	2023
Convertible notes payable	$686,908	$937,576
Discount on convertible notes	(10,984)	-
Convertible notes, net	$675,924	$937,576

The Company had convertible promissory notes aggregating $675,924 and $937,576 at March 31, 2024 and June 30, 2023, respectively. The related accrued interest amounted to approximately $243,137 and $324,031 at March 31, 2024 and June 30, 2023, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $22,500 per share, as a result of the two reverse stock splits. At March 31, 2024, approximately $634,000 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance are summarized below:

Convertible notes payable at June 30, 2023	$937,576
Convertible notes issued during the nine months ended March 31, 2024	133,000
Convertible notes repaid in cash	(76,250)
Short term loan amended to be convertible note payable	10,000
Discount related to convertible notes payable	(10,984)
Conversion of convertible notes payable into common stock	(331,317)
Convertible notes payable at March 31, 2024	$675,924

For the nine months ended March 31, 2024, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Talos Victory Fund	778,500	$7,474	$3,826	$1,750	$13,050	$0.0168
FirstFire	6,000,000	118,200	-	-	118,200	0.0118
Mast Hill	17,467,930	140,743	234,025	17,500	392,269	0.0169
Morris Johnson	500,000	10,000	400	-	10,400	0.0208
1800 Diagonal	12,616,941	54,900	1,995	-	56,895	0.0045
Total	47,163,371	$331,317	$240,257	$19,250	$590,814	$0.0125

The Company repaid a convertible note in cash in September 2023 and again in March 2024. The repayment terms included a premium provision, resulting in a loss on the extinguishment of this debt of $21,141.

A recap of the Gain on extinguishment of debt follows:

Loss on extinguishment of debt related to payoff of convertible notes	$(21,141)
Total	$(21,141)

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

Due to the price protection features of these convertible notes, the difference between the amount of the fair value of the current conversion price and reduced conversion price calculated using the outstanding principal balances of the notes affected at the time of the conversion at the lower conversion price amounted to a total of $630,130 and is recorded as a deemed dividend with a corresponding increase and decrease in additional paid in capital as of March 31, 2024. Additionally, for the nine months ended March 31, 2024, it is reflected as a reduction to the net loss for the year to arrive at the net loss attributable to common shareholders to recognize the effect of the price protection provisions.

Notes Payable

The Company had promissory notes aggregating $650,603 and $380,013 at March 31, 2024 and June 30, 2023, respectively. The related accrued interest amounted to approximately $269,484 and $224,010 at March 31, 2024 and June 30, 2023, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly.

Promissory notes totaling $355,000 have matured as of March 31, 2024.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2024, the Company had 1,000,000,000 authorized common shares.

At March 31, 2024, the Company has 126,480,567 common shares issued of which 126,472,250 were outstanding, which is net of approximately 8,309 unvested shares issued for the restricted stock awards granted during the year.

Issuances of Common Stock During the Nine Months Ended March 31, 2024

Convertible Notes Payable

During the nine months ended March 31, 2024 the Company issued 47,163,371 shares of its common stock related to the conversion of $590,814 of principal and accrued interest, at an average conversion price of $0.0125 per share.

Stock Based Compensation

During the nine months ended March 31, 2024 the Company issued 30,960,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $520,624, or $0.0168 per share, based on the share price at the time of the transactions. The shares vested during the period were issued at different dates, hence, different quoted prices. The grant-date quoted price of the shares that vested for directors and officers ranged from $0.0054 to $0.0169.

During the nine months ended March 31, 2024 13,184,166 shares of its $0.0001 par value common stock vested to its consultants, as compensation under separate consulting agreements. The shares were valued at $417,887, or $0.03 per share. The shares vested during the period were issued at different dates, hence different quoted prices. The grant-date quoted price of the shares that vested for consultants ranged from $0.0168 to $0.3100. Consultants were granted stock awards in January 2023, at a time when stock prices were trading $0.31, Some of these granted stocks were vested in Q2 2024. Directors, officers, and employees did not receive a stock award on the same date.

During the nine months ended March 31, 2024 the Company issued 5,320,000 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $89,407, or $0.0168 per share, based on the share price at the time of the transaction.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Series C Convertible Preferred Stock

Thirty thousand (30,000) shares of preferred stock were designated as Series C Preferred stock in October 2023. This Series C Preferred Stock has a $0.001 par value, and each share is convertible into the Company’s common stock at a conversion price of $0.075 per share, with a stated value of $100 per share.  There were no Series C Convertible Preferred shares outstanding as of March 31, 2024.

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

Common Stock Warrants

In September 2022 we issued 138,667 warrants with a five-year life, and a fixed exercise price of $1.35 per share, as part of a modification to three outstanding convertible notes payable. The Company evaluated these amendments under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the issuance of these warrants in exchange for deferring the interim interest payments that were due resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt.  The Company recorded a loss of extinguishment of debt of $519,993. These warrants had price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

Due to the price protection features of these warrants, the Company issued 5,048,426 warrant shares to these warrant holders. The difference between the amount of the fair value of the current exercise price and reduced exercise price was treated as deemed dividend.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2024 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,115,207	$0.025
Granted	-	-
Exercised	-	-
Forfeited	(631)	10.395
Balance at end of period	5,114,576	$0.023

Warrants exercisable at end of period	5,114,576	$0.023

The following table summarizes information about common stock warrants outstanding at March 31, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At March 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At March 31, 2024	Weighted Average Exercise Price
$0.0169	5,112,426	3.42 Years	$0.0169	5,112,426	$0.0169
$12.285	1,339	0.50 Years	$12.285	1,339	$12.285
$20.385	811	0.50 Years	$20.385	811	$20.385
	5,114,576	3.42 Years	$0.023	5,114,576	$0.023

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the nine months ended March 31, 2024 and 2023, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the nine months ended March 31, 2024 and 2023, the Company did not recognize any, respectively, of non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2024, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of March 31, 2024.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 8 - STOCK-BASED COMPENSATION, continued

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended March 31,	Year ended June 30,
	2024	2023
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2024 and June 30, 2023 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2023	2,222	$27.00	$-	$0	2.84
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
At March 31, 2024	2,222	$27.00	$-	$0	2.08

The following table summarizes information about employee stock options outstanding at March 31, 2024:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Range of Exercise Price	2024	Life	Price	2024	Price	Life
$27.00	2,222	2.08	$27.00	2,222	$27.00	2.08
Outstanding options	2,222	2.08	$27.00	2,222	$27.00	2.08

As of March 31, 2024, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 8 - STOCK-BASED COMPENSATION, continued

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse or the vesting conditions of the award are not met. The holder of a vested restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended March 31, 2024 is presented in the following table:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2023	7,297,475	$0.0536
Granted	42,425,000	$0.0169
Forfeited	(250,000)	$0.3100
Vested	(49,464,166)	$0.0207
Unvested at March 31, 2024	8,309	$0.1100

Unrecognized compensation expense related to outstanding restricted stock awards to employees and directors as of March 31, 2024 was $917 and is expected to be recognized during April 2024. The recognition of expense related to vested shares is accounted for as stock-based consulting expense and stock-based compensation expense for a total of $1,027,918 for the nine months ended March 31, 2024.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2024 there was $178,633 outstanding of such advances made to the Company.

NOTE 10 - ACCRUED COMPENSATION

Accrued compensation consist of the following at:

	March 31	June 30
	2024	2023
Accrued compensation - officers	$1,082,762	$900,846
Accrued compensation - staff	750,767	471,033
	$1,833,529	$1,371,879

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at March 31, 2024.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2024, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of March 31, 2024, we have not generated any revenue related to these license agreements.

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

NOTE 12: SUBSEQUENT EVENTS

In April and May 2024 our consultants vested 11,558,333 shares of our $0.0001 par value common stock to eleven consultants as compensation, valued at $49,427, or an average price per share of $0.0043.

In April 2024 the Company issued 30,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $126,000, or $0.0042 per share, based on the share price at the time of the transactions.

In April 2024 the Company issued 7,500,000 shares of its $0.0001 par value common stock as compensation to three of its employees. The shares were valued at $31,500, or $0.0042 per share, based on the share price at the time of the transactions.

In April and May 2024 the Company issued 12,687,917 shares of its $0.0001 par value common stock upon the conversion of principal interest, and fees of $53,289 of its outstanding promissory notes, valued at $0.0042 per share.

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

Employees

As of March 31, 2024, we had six (6) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended March 31, 2024 and 2023

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses:
Selling, general and administrative	$399,604	$567,979	$1,990,912	$1,461,560
Development expense	19,447	73,755	67,256	175,707
Total Operating Expenses	419,051	641,734	2,058,168	1,637,267

Loss from Operations	(419,051)	(641,734)	(2,058,168)	(1,637,267)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	24,807	(50,384)	57,496	(84,246)
Derivative liability expense	-	(4,634)	-	(62,773)
Gain (loss) on extinguishment of debt	(9,106)	(15,068)	(21,141)	(519,993)
Interest expense	(74,712)	(20,265)	(253,256)	(187,205)
Total other income (expenses)	(59,011)	(90,354)	(216,901)	(854,217)

Net loss	$(478,062)	$(732,085)	$(2,275,069)	$(2,491,484)

Selling, General, and Administrative Expenses

Nine Month Period Ended March 31, 2024

For the nine months ended March 31, 2024, selling, general and administrative expenses were $1,990,912 as compared to $1,461,560 for the nine months ended March 31, 2023. For the nine-month periods ended March 31, 2024 and 2023 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,
	2024	2023
Accounting expense	$63,840	$45,450
Consulting fees	135,000	35,020
Salaries	684,056	772,858
Legal and professional fees	41,844	30,652
Travel expense	6,616	249
Occupancy expense	1,606	1,498
Telephone expense	3,907	3,395
Marketing expense	550	1,066
Website expense	44	61
Investor relations expense	-	13,688
Stock based consulting expense	418,285	36,989
Stock based compensation expense	610,032	505,159
Other	25,133	15,525
	$1,990,912	$1,461,560

The increase in selling, general and administrative expenses of $529,302 during fiscal 2024, when compared with the prior year, is primarily due to an increase in stock-based consulting expense of $381,296, an increase in stock-based compensation expense of $104,873, higher consulting expense of $99,980, higher legal and professional fees expense of $11,192, and higher accounting expense of $18,390, offset by lower salaries expense of $88,802.

We believe that our selling, general, and administrative expenses will be lower over the rest of the current fiscal year, driven by decreased stock-based compensation expense, offset by an increase in expenses related to greater business activity over the remainder of fiscal 2024.

Development Expense

	Nine-Months Ended
	March 31,		%
	2024	2023	Change
Development expense	$67,256	$175,707	(36%)

Development expense represents the expense to further enhance and commercialize CyGraph. We believe that we will incur an additional $50,000 of development expense during the remainder of fiscal 2024.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2024	2023	Change
Gain (loss) on change in fair value of derivative liabilities	$57,496	$(84,246)	(168%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Nine-Months Ended
	March 31,		%
	2024	2023	Change
Derivative liability expense	$-	$(62,773)	(100%)

The Company issued convertible notes in October 2022 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Nine-Months Ended
	March 31,		%
	2024	2023	Change
Interest expense	$253,256	$187,205	35%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the nine months ended March 31, 2024 due to higher note balances, offset by lower debt discount amortization of $75,060 as compared to the prior year period.

Loss on extinguishment of debt

	Nine-Months Ended
	March 31,		%
	2024	2023	Change
Loss on extinguishment of debt	$(21,141)	$(519,993)	95.9%

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

Value of warrants issued	$186,972
Write-off of unamortized debt discount	317,953
Loss on extinguishment of debt	$519,993

Three Month Period Ended March 31, 2024

For the three months ended March 31, 2024, selling, general and administrative expenses were $399,604 as compared to $567,979 for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Accounting expense	$16,130	$20,093
Consulting fees	30,000	25,020
Salaries	224,867	237,578
Legal and professional fees	10,500	14,752
Travel expense	(2)	-
Occupancy expense	506	442
Telephone expense	1,221	1,245
Marketing expense	-	774
Website expense	44	21
Investor relations expense	-	13,400
Stock based consulting expense	112,190	18,083
Stock based compensation expense	-	232,500
Other	4,148	4,121
	$399,604	$567,979

The decrease in selling, general and administrative expenses of $168,425 for the three months ended March 31, 2024, when compared with the prior year period, is primarily due to a decrease in stock-based compensation expense of $232,500, a decrease in investor relations expense of $13,400, and a decrease in salaries, offset by an increase in stock-based consulting expense of $94,107, and an increase in consulting fees of $4,980.

Development Expense

	Three-Months Ended
	March 31,		%
	2024	2023	Change
Development expense	$19,446	$73,755	(73.6%)

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2024	2023	Change
Gain (loss) on change in fair value of derivative liabilities	$24,807	$(50,384)	149%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Derivative Liability Expense

	Three-Months Ended
	March 31,		%
	2024	2023	Change
Derivative liability expense	$-	$(62,773)	(100%)

The Company issued convertible notes in October 2022 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Loss on extinguishment of debt	Three-Months Ended
	March 31,		%
	2024	2023	Change
Loss on extinguishment of debt	$(9,106)	$-	100%

Interest Expense

	Three-Months Ended
	March 31,		%
	2024	2023	Change
Interest expense	$74,712	$20,265	268.6%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended March 31, 2024 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	March 31,	June 30,
	2024	2023
Cash	$8,247	$9,982
Accounts payable and accrued expenses	(1,062,823)	(845,502)
Accrued compensation	(1,833,529)	(1,371,879)
Notes, convertible notes, and accrued interest payable	$(1,839,148)	$(1,865,630)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $367,549 and $452,740 during the nine-month periods ended March 31, 2024 and 2023, respectively, and has a working capital deficit of approximately $4.9 million and $4.3 million at March 31, 2024 and June 30, 2023, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine months ended March 31, 2024

Net cash used in operations during the nine months ended March 31, 2024 decreased by approximately $66,003 or approximately 14.6% from the same period during fiscal year 2023. The cash used in operations was obtained through advances from directors totaling $79,055, the issuance of two convertible notes totaling $133,000, and the issuance of four promissory notes that netted the Company $335,000 during the nine months ended March 31, 2024.

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

Capital Raising Transactions

Other outstanding obligations at March 31, 2024

Convertible Notes Payable

The Company had convertible promissory notes aggregating $675,924 outstanding at March 31, 2024. The accrued interest amounted to approximately $243,137 as of March 31, 2024. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $22,500 per share, at the holders’ option. At March 31, 2024, spproximately $634,000 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $650,603 at March 31, 2024. The related accrued interest amounted to approximately $269,484 at March 31, 2024. The Notes Payable bear interest at rates ranging between 0% and 16% per annum. Interest is generally payable monthly. At March 31, 2024, $355,000 of the promissory notes have matured and are in default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2024, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of nine members; however, we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2024 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the nine months ended March 31, 2024 the Company issued 24,246,430 shares of its common stock related to the conversion of $409,276 of principal and accrued interest, at an average conversion price of $0.0169 per share. These convertible notes have terms that include fixed conversion prices, and therefore the notes were converted consistent with the contractual conversion prices of each note.

Stock Based Compensation

During the nine months ended March 31, 2024 the Company issued 30,960,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $520,624, or $0.0168 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2024 6,129,999 shares of its $0.0001 par value common stock vested to its consultants, as compensation under separate consulting agreements. The shares were valued at $306,100, or $0.05 per share.

During the nine months ended March 31, 2024 the Company issued 5,320,000 shares of its $0.0001 par value common stock as compensation to its employees. The shares were valued at $89,408, or $0.0168 per share, based on the share price at the time of the transaction.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
May 15, 2024		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
May 15, 2024		Mark Lucky
CFO, principal accounting officer

