Form 10-K
period 2024-06-30
VISIUM TECHNOLOGIES, INC.
filed 2024-09-30
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2023 was $1,008,487, at a share price of $0.0169 on that date. For purposes of this calculation, an aggregate of 59,673,788 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2023 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of September 30, 2024: 239,494,599

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

2024 ANNUAL REPORT ON FORM 10-K

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

Visium is a provider of IT infrastructure professional services including network engineering, system engineering, converged infrastructure deployment, software development, and cybersecurity services. Visium’s proprietary cyber security visualization, big data analytics and automation platform operates in the traditional cyber security space, as well as in the Internet of Things and data analytics spaces.  In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph is a military-grade, highly scalable big data analytics tool for cyber security, using graph database technology. The development of the technology was sponsored by the US Army and is currently in use by U.S. Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph, which the Company has rebranded as TruContextTM. The commercialization efforts included adding functionality to the core technology to make it a native cloud application, adding multi-user and multi-tenant capability, enhancing the graphical user interface, (“GUI”) to make the application more intuitive to use, and adding enhanced dashboard and reporting capabilities. TruContextTM would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amount of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats. The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

The Company is entering the digital transformation and data center design and construction market after it landed a contract in November, 2023 valued at over $20 million from its partner, Cybastion Institute of Technology.  The contract is to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power civil engineering, controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack solution which will include Visium’s proprietary TruContextTM cybersecurity platform.  As of September 30, 2024 no activity has occurred pursuant to this contract.

The TruContextTM platform provides visualization, advanced cyber monitoring intelligence, threat hunting, forensic and root cause analysis, data modeling, analytics, and automation to help reduce risk, simplify security, and deliver better security outcomes. Our mission is to help people see and understand data, empowering decision-makers to make more informed and more timely decisions. Our solutions put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems, and create value.

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

TruContextTM is a very effective tool for proactively and iteratively searching through networks to detect and isolate advanced threats that evade existing security solutions. Should a breach occur, TruContextTM can quickly perform forensics and root cause analysis, identifying when an incident occurred, how it occurred, and the downstream effects of the incident to the network.

One of the top challenges faced by Security practitioners is to keep up with the increase in new cyber-attacks while investigating and remediating existing threats. Time is of the essence while investigating potential threats and determining the scope and root-cause of a potential reach.

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

TruContextTM ingests cyber data from any source, making the data generated by other cyber tools easily understood and actionable.  TruContextTM give the security analyst the ability to combine, layer, filter, and query data with a no-code user interface in a way that no other analytics platform can do.

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

Using the MITRE ATT&CK framework, along with other open source intelligence information, TruContextTM can hunt threats beyond the physical network boundary so that the analyst fully understands his security posture in real time.

TruContextTM leverages MITRE’s ATT&CK® framework, which is a globally-accessible knowledge base of adversary tactics and techniques based on real-world observations. The ATT&CK knowledge base is used as a foundation for the development of specific threat models and methodologies in the private sector, in government, and in the cybersecurity product and service community.

A use case example for TruContextTM would be in the event sensitive data is being exfiltrated from your network to an external IP address. TruContextTM has the capability to identify this activity and provide alerts that would allow the cyber analyst to quickly remediate the problem.

Another example of how TruContextTM can be used by law enforcement in the context of police investigations. TruContextTM can analyze highly connected data in real time from any source and make connections which help police solve crime. Connections are quickly made between persons, objects, locations, and events (the POLE model), generating insights into patterns of behaviors and incidents. Using real-time data with TruContextTM helps investigators be proactive and prevent crime or other incidents, rather than only reacting after an incident has occurred.

Visium currently plans to generate revenue in three (3) primary ways:

•	through a virtual appliance model, primarily targeted to the Federal government, charging an annual seat license, with the seat license fee increasing based on the size of the network environment ;
•	through a SaaS model, charging a recurring monthly license fee for TruContextTM based on the size of the network environment and the number of TruContextTM Identifiers (nodes); and
•	through professional services to support and deliver IT infrastructure and cybersecurity solutions and services to its customers delivered through a service contract for implementation and data science services.

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

Employees

At September 30, 2024, we had 5 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033.  We currently operate in a virtual office arrangement.  Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC Pink Market under the symbol “VISM”. The last reported sales price of our common stock on the OTC Pink on September [20], 2024, was $0.0027.

Recent Developments

Resignation of Directors

On July 25, 2024, the Company received written notice from Wayne Monk, Dr. Emmanuel Esaka, and Solomon Adote of their resignations as a members of the Board of Directors (“Board”) of the Company, effective immediately. Mr. Monk’s. Dr. Esaka’s, and Mr. Adote’s respective decisions to resign from the Board were not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this Annual Report we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our common stock and warrants could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to Our Business

Management and our independent auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $62.7 million as of June 30, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our future performance will depend on the continued engagement of key members of our management team.

Our future performance depends to a large extent on the continued services of members of our current management and other key personnel. While we have employment agreements with certain of our executive officers and key employees, the failure to secure the continued services of these or other key personnel for any reason, could have a material adverse effect on our business, operations, and prospects. We currently do not carry “key man insurance” on any of our executives.

We currently have a working capital deficit and negative cash flow from operations and are uncertain if and when we will be able to pay our current liabilities.

Our working capital deficit was approximately $5.15 million as of June 30, 2024. This deficit consists of $8,456 in current assets, offset by $5,157,000 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2024 of approximately $488,300.  We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We had $1,852,431 of convertible notes, notes payable, and accrued interest payable as of June 30, 2024, of which $1,344,042 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $1,344,042 as of June 30, 2024 which are either currently past due or which are due in the current fiscal year. Currently, there is $481,383 principal amount of the convertible notes payable which is past due, $355,000 principal of the notes payable which is past due, and $507,659 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Any significant cybersecurity incident or disruption of our information technology systems or those of third-party partners could materially damage user relationships and subject us to significant reputational, financial, legal and operation consequences.

We may depend on our information technology systems, as well as those of third parties, to develop new products and services, host and manage our services, store data and process transactions. Any material disruption or slowdown of our systems or those of third parties upon whom we depend could cause outages or delays in our services, particularly in the form of interruption of services delivered by our website, which could harm our brand and adversely affect our operating results. Our failure to implement adequate cybersecurity protections could subject us to claims for any breach of security, particularly if it results in disclosure of information relating to our customers. If changes in technology cause our information technology systems, or those of third parties whom we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose users, and our business and operating results could be adversely affected.

Risks Related to Our Corporate Structure and Ownership of Our Securities

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

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, future loan arrangements, if any, may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2024, our executive officer and directors beneficially owns 67,218,882 shares of Common Stock, or approximately 31% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

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

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

•	The announcement of new products by our competitors;

•	The release of new products by our competitors;

•	Developments in our industry or target markets; and

•	General market conditions including factors unrelated to our operating performances

Recently, the stock market, in general, has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to functional controls and segregation of duties. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 3024.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result in a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by OTC Markets, the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, in connection with, PCAOB AS 2201 which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, and concluded that our internal controls and procedures were not effective.

Risks Related to Operations Outside of the United States

We are subject to economic, political and other risks of doing business globally and in emerging markets.

We will be a multi-national business and our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:

•	inflation and hyperinflation and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates;

•	changes in laws and regulations or their interpretation or enforcement in the countries where Visium operates;

•	difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

•	exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;

•	inadequate infrastructure and logistics challenges;

•	sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets; while we may adopt insurance coverage to cover expropriation risk, convertibility, transfer and other risks, this may not be sufficient to cover business risks;

•	the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws;

•	challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of accounting expertise in international locations and multiple financial information systems;

•	changes in a country’s or region’s economic or political condition; and

•	labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism.

Emerging markets are subject to different risks as compared to more developed markets. Operating a business in an emerging market can involve a greater degree of risk than operating a business in more developed markets, including, in some cases, increased political, economic and legal risks. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Moreover, financial turmoil in any emerging market country tends to adversely affect the value of investments in all emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in companies in emerging economies could dampen foreign investment and adversely affect the local economy. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Cyberattacks are a growing geopolitical risk, becoming larger, more frequent, more intricate and more relentless. These attacks represent a significant threat to individual organizations and their ability to conduct daily operations. We rely on accounting, financial, and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes.

Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs. This scenario may also result in a deterioration of customer confidence in us and potentially other competitive disadvantages. As such, a cyberattack could have a material adverse impact on our financial condition and results of operations.

While we devote resources to implement and maintain security measures to protect our systems and data, these measures cannot provide absolute security against a cyberattack. In such an event, the insurance coverage we maintain may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents.

While we have not been subject to cyberattacks and other cyber incidents, we take cybersecurity preparedness seriously. Our risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. We have plans to implement cybersecurity training for all employees upon onboarding, and then annual follow-up training courses to ensure that all employees understand the risk and implications of a cyber event.

We plan to implement a Cybersecurity Committee which will be responsible for the day-to-day management of cybersecurity risks, and which will meet bi-monthly to review our practices related to cyber events and risk management. The Committee will be composed of the Chief Financial Officer and our technical leadership staff. The Committee will develop and implement cybersecurity risk mitigation strategies and activities, including the management of comprehensive incident response plans, oversee the cybersecurity risks posed by third-party vendors, ensure policies and procedures are current and followed, and receive regular updates on cybersecurity-related matters. Further, the Committee will engage subject matter experts such as consultants and auditors to assist us in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident.

The Audit Committee of our Board of Directors oversees our policies and practices with respect to risk assessment and risk management, including the review, in coordination with our management, of our management of cybersecurity. The Audit Committee will receive regular updates from the Cybersecurity Committee on the state of cybersecurity risks we face. This will include briefings on any significant cyber incidents and ongoing risk management efforts. These updates will enable the Audit Committee to provide informed reports on cybersecurity matters to the full Board.

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Item 2. Properties.

As of the filing of this Annual Report, our Company and its employees work 100% remotely. We rent our principal executive office from an unrelated third party on an annual basis for $540/year.

Item 3. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our Common Stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC Pink Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2024

	High	Low
Quarter Ended September 30, 2023	$0.0299	$0.0061
Quarter Ended December 31, 2023	$0.0298	$0.0100
Quarter Ended March 31, 2024	$0.0200	$0.0038
Quarter Ended June 30, 2024	$0.0074	$0.0032

Fiscal Year Ended June 30, 2023

	High	Low
Quarter Ended September 30, 2022	$5.00	$0.55
Quarter Ended December 31, 2022	$1.00	$0.08
Quarter Ended March 31, 2023	$0.644	$0.052
Quarter Ended June 30, 2023	$0.226	$0.007

Stockholders

As of September 30, 2024, there were 14,800 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2024 the Company issued 85,586,379 shares of its common stock related to the conversion of $723,784 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.009 per share.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30 2024, the Company issued 24,742,499 shares of its $0.0001 par value common stock to consultants, as compensation for services rendered. The shares were valued at $463,118, or $0.0187 per share.

During the year ended June 30, 2024 the Company issued 12,820,000 shares of its $0.0001 par value common stock to six employees, as compensation for services rendered. The shares were valued at $120,908, or $0.0094 per share.

During the year ended June 30, 2024 the Company issued 60,960,000 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $646,624, or $0.0106 per share.

Funding

We generated net proceeds of $122,960 from the issuance of four convertible notes during the year ended June 30, 2024.

We generated net proceeds of $465,000 from the issuance of eleven one-year promissory notes during the year ended June 30, 2024.

Rule 10B-18 Transactions

During the year ended June 30, 2024, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. The management's discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," which appear in elsewhere in this Annual Report, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology, known as Cygraph, a tool for cyber warfare analytics, visualization, and knowledge management. Cygraph is a military-grade highly scalable big data analytics tool for Cybersecurity, based on graph database technology.  The  development of the technology was sponsored by, and is currently in use by United States Army Cyber Command.  Cygraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive.  Visium has completed significant proprietary product development efforts to commercialize Cygraph.  During fiscal 2022 the Company rebranded Cygraph as TruContextTM to reflect the enhanced version of the software tool which resulted from significant proprietary development of the software.

The Company is entering the digital transformation and data center design and construction market after it landed a contract in November, 2023 valued at over $20 million from its partner, Cybastion Institute of Technology.  The contract is to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power civil engineering, controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack solution which will include Visium’s proprietary TruContextTM cybersecurity platform.  As of June 30, 2024 no activity has occurred pursuant to this contract.

Results of Operations

Development Expense

For the year ended June 30, 2024, development expense totaled $86,702 as compared to $214,965 for the year ended June 30, 2023, a decrease of $128,263 or approximately 60%.

Selling, General, and Administrative Expenses

For the year ended June 30, 2024, selling, general and administrative expenses were $2,501,775 as compared to $2,198,639 for the year ended June 30, 2023, an increase of $303,136 or approximately 14%. For the years ended June 30, 2024 and 2023 selling, general and administrative expenses consisted of the following:

	2024		2023	Increase/ (Decrease)	% Change
Accounting expense	$82,289	$	$87,521	$(5,232)	(6%)
Consulting fees	165,000		135,020	29,980	22%
Salaries	910,276		1,007,364	(97,088)	(10%)
Legal and professional fees	66,844		41,150	25,694	62%
Travel expense	8,568		13,318	(4,750)	(36%)
Occupancy expense	2,081		2,569	(488)	(19%)
Telephone expense	5,129		4,611	518	11%
Marketing expense	550		2,465	(1,915)	(78%)
Website expense	44		61	(17)	(28%)
Investor relations expense	-		13,688	(13,688)	(100%)
Stock based consulting expense	463,111		74,226	388,885	524%
Stock based compensation	767,532		782,275	(14,743)	(2%)
Other	30,351		34,371	(4,020)	(12%)

	$2,501,775	$	$2,198,639	$303,136	14%

The increase in selling, general and administrative expenses during fiscal 2024, when compared with the prior year, is primarily due to an increase in stock-based consulting expense of $388,885, an increase in legal and professional fees of $25,694, and an increase in consulting fees of $29,980, offset by a decrease in salaries of $97,088, a decrease in investor relations expense of $13,688, and a decrease in stock-based compensation expense of $14,743.

Change in Fair Value of Derivative Liability

	Years ended
	June 30,
	2024	2023
Gain on change in fair value of derivative liabilities	$39,141	$17,363

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The increase in fair value of derivative liabilities recognized during fiscal 2024 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities as a result of a decrease in share price.

Derivative Liability Expense

	Years Ended
	June 30,		%
	2024	2023	Change
Derivative liability expense	$-	$62,773	(100%)

The Company issued convertible notes in January 2023 and June 2023 which provisions contained variable price conversion terms, resulting in a derivative liability expense, measured as of the issuance date of the notes.

Interest Expense

	Years Ended
	June 30,		%
	2024	2023	Change
Interest Expense	$307,613	$334,847	(8%)

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The decrease in interest expense during fiscal 2024 is primarily due to lower discount amortization expense of $59,600 in fiscal 2024.

Loss on extinguishment of debt

	Years Ended
	June 30,		%
	2024	2023	Change
Loss on extinguishment of debt	$21,141	$516,987	(96%)

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

During the year ended June 30, 2023, we recorded a loss on the payoff of convertible note totaling $12,062, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

A recap of the Loss on extinguishment of debt during fiscal 2023 is as follows:

Loss on extinguishment of debt related to warrants	$504,925
Loss on extinguishment of debt related to note conversions	12,062
$516,987

Liquidity and Capital Resources

	Balance at June 30,
	2024	2023
Cash	$8,456	$9,982
Accounts payable and accrued expenses	(1,094,516)	(845,502)
Accrued compensation	(1,986,279)	(1,371,879)
Notes, convertible notes, and accrued interest	$(1,852,431)	$(1,865,630)

At June 30, 2024 our total assets consisted of cash.  At June 30, 2023 100% our total assets consisted of cash.

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

We were unable to generate sufficient funds from operations to fund our ongoing operating requirements through June 30, 2024. As of September 30, 2024, we had approximately $11,000. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We intend to finance our operations using equity financing. We do not anticipate incurring capital expenditures for the foreseeable future. We anticipate that we will need to raise approximately $180,000 per year in the near term to finance the recurring costs of being a publicly traded company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $488,319 and $523,886 during the years ended June 30 2024 and 2023, respectively, and has a working capital deficit of approximately $5.1 million and $4.3 million at June 30, 2024 and 2023, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,878,090)	$(3,310,848)
Non-cash Adjustments:
Loss on debt settlement and expense write off	21,141	516,987
Stock based compensation	1,230,650	856,476
Amortization of debt discount	43,137	102,737
Derivative liability expense	-	62,773
Gain on change in derivative liability	(39,141)	(17,363)
Changes in assets and liabilities:
Accrued interest	(7,925)	275,003
Accrued compensation	614,400	757,290
Accounts payable and accrued expenses	527,509	233,059
Net cash used in operations	(488,319)	(523,886)

Cash flows from financing activities:
Advance from officers, net	83,055	99,578
Repayment of convertible notes payable	(76,250)	(63,700)
Proceeds from sale of common stock	-	40,250
Proceeds from issuance of short-term notes payable	465,000	190,000
Repayment of short-term notes payable	(107,972)	(9,250)
Proceeds from issuance of convertible notes payable, net of debt issuance costs	122,960	140,000
Net cash provided by financing activities	486,793	396,878

Net increase (decrease) in cash	$(1,526)	$(127,008)

Year ended June 30, 2024

Net cash used in operations in fiscal year 2024 decreased by $35,567 or 6.8% from fiscal year 2023. Cash from financing activities was obtained through the sale of convertible notes that netted the Company $122,960, and the sale of promissory notes that netted the Company $465,000.

Year ended June 30, 2023

Net cash used in operations in fiscal year 2023 decreased by $1,691,435 or 76% from fiscal year 2022. Cash from financing activities was obtained through the sale of common stock that netted the Company $40,250, the sale of convertible notes that netted the Company $140,000, and the sale of promissory notes that netted the Company $190,000.

Capital Raising Transactions

Issuance of Convertible Notes Payable

We generated net proceeds of $122,960 and $140,000 during fiscal 2024 and 2023, respectively, from the issuance of convertible notes payable.

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $534,361 and $937,576 outstanding at June 30, 2024 and 2023, respectively. The accrued interest amounted to approximately $251,455 and $324,031 at June 30, 2024 and 2023, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $30,375,000 per share, at the holders’ option.

	Balance at	Balance at
	June 30, 2024	June 30, 2023
Convertible notes payable	$541,383	$937,576
Discount on convertible notes	(7,022)	-
Convertible notes payable, net of discount	$534,361	$937,576

Notes Payable

The Company had promissory notes aggregating approximately $777,954 at June 30, 2024 and $380,013 at June 30, 2023. The related accrued interest amounted to approximately $288,661 and $224,010 at June 30, 2024 and 2023, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates between 0% and 20% per annum. Interest is generally payable monthly. $355,000 of these notes have matured as of June 30, 2024.  We generated net proceeds of $465,000 during fiscal 2024 from the issuance of short-term notes payable.

	Balance at	Balance at
	June 30, 2024	June 30, 2023
Notes payable	$805,080	$406,818
Discount on notes payable	(27,126)	(26,805)
Notes payable, net of discount	$777,954	$380,013

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

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2024 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,115,207	$0.025
Forfeited	(631)	$10.395
Balance at end of period	5,114,576	$0.023

Warrants exercisable at end of period	5,114,576	$0.023

Derivative Liability

The Company recognizes all derivative financial instruments on its balance sheet at fair value.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the US, (“US GAAP”.) The preparation of these financial statements in accordance with US GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our financial statements.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2024 included elsewhere in this Annual Report on Form 10-K.

We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis.  Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2024 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2024, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Resignation of Directors

On July 25, 2024, the Company received written notice from Wayne Monk, Dr. Emmanuel Esaka, and Solomon Adote of their resignations as a members of the Board of Directors (“Board”) of the Company, effective immediately. Mr. Monk’s. Dr. Esaka’s, and Mr. Adote’s respective decisions to resign from the Board were not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2024:

Name	Age	Position
Mark Lucky	65	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	65	Director
Paul Favata (1)(2)	59	Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Resigned on July 25, 2024

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

Resignation of Directors

On July 25, 2024, the Wayne Monk, Dr. Emmanuel Esaka, and Solomon Adote provided notice of their resignations as a members of the Board of the Company, effective immediately. Mr. Monk’s. Dr. Esaka’s, and Mr. Adote’s respective decisions to resign from the Board were not the result of any disagreement with the Company, the Board, management, or any matter relating to the Company’s operations, policies or practices.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2023, we believe that for fiscal 2024, all required reports were filed on a timely basis under Section 16(a), except for Dr Esaka, who had not yet filed his initial Form 3 or subsequent Form 4 and Form 5.

Family Relationships

There are no family relationships among any of our officers or directors.

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

Summary Compensation Table

						Non-
						Equity	Non-Qualified
					Option	Incentive Plan	Deferred	All Other
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards	Awards ($)	Compensation ($)	Compensation Earnings	Compensation ($)	Total ($)
Mark Lucky (1)	2024	$450,000	$-	$305,160	$-	$-	$-	$-	$755,160
Chief Executive Officer and Chief Financial Officer	2023	$435,252	$-	$206,281	$-	$-	$-	$-	$641,533

(1)	Amounts includes accrued compensation for Mr. Lucky, of which $ 210,600 was paid in fiscal 2024 and $81,649 was paid in fiscal 2023.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity incentive plan awards for each named executive officer outstanding as of June 30, 2024.

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, Dr. Emmanuel Esaka, Mr. Solomon Adote, Mr. Wayne Monk, and Mr. Mark Lucky, who is also an executive officer of our company.

The following table sets forth the restricted stock grants issued to Messrs. Favata, Grbelja, Monk, Adote, and Dr. Esaka as compensation for their Board service:

	FY2024		FY2023
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	29,400,000	$305,160	1,800,000	$206,281
Paul Favata	2,160,000	36,304	305,000	71,702
Emmanuel Esaka	-	-	45,000	13,950
Wayne Monk	-	-	49,446	36,756
Solomon Adote	-	-	46,482	29,756
	31,560,000	$341,464	2,245,928	$358,445

	FY2024		FY2023
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	29,400,000	$305,160	1,800,000	$206,281
Paul Favata	2,160,000	36,304	305,000	71,702
Emmanuel Esaka (1)	-	-	45,000	13,950
Wayne Monk (2)	-	-	49,446	36,756
Solomon Adote (3)	-	-	46,482	29,756
	31,560,000	$341,464	2,245,928	$358,445

(1)	Dr. Esaka resigned from the Board of Directors effective July 25, 2024.
(2)	Mr. Monk resigned from the Board of Directors effective July 25, 2024.
(3)	Mr. Adote resigned from the Board of Directors effective July 25, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At September 30, 2024, we had 239,494,599 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 30, 2024:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	37,814,505	15.80%	1	100%	58.74%
Tom Grbelja	36,658,062	15.31%			7.50%
Paul Favata	4,988,214	2.08%			1.02%
Officers and directors as a group	79,460,781	33.19%	1	100%	67.26%

Total	79,460,781	33.19%	1	100%	67.26%

(1)

Percent of Voting Control is based upon the number of outstanding shares of our common stock and our Series AA Preferred Stock as of September 30, 2024. On that date, we had 239,494,599 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholder as of June 30, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2021 Employee Stock Compensation Plan	2,222	$27.00	97,778
Equity compensation plans not approved by security holders	-	-	-
Total	2,222	$27.00	97,778

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Other than compensation arrangements, we describe below, transactions during our last fiscal year, to which we were a party, in which:

●	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●

Any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Common Stock

Issuances of Common Stock During Fiscal 2024

During fiscal 2024 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2024 the Company issued 85,586,379 shares of its common stock related to the conversion of $723,784 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0088 per share, with a cost of $28,000, for a total of $751,784.

Stock Based Compensation

During the year ended June 30, 2024, the Company issued 60,960,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $646,624, or $0.01 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2024, the Company issued and vested 24,742,499 shares of its $0.0001 par value common stock to consultants, as compensation under three separate consulting agreements. The shares were valued at $463,118, or $0.019 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2024, the Company issued and vested 12,820,000 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $120,908, or $0.009 per share, based on the share price at the time of the transactions.

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

The following table summarizes the fees of Assurance Dimensions, Inc., our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2024	2023
Audit Related Fees Paid to Assurance Dimensions, Inc. (1)	$39,900	$37,400
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$39,900	$37,400

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

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Current Report on Form 8-K filed on March 26, 2003.

(2)	Incorporated by reference to registration statement on Form 10-SB, as amended.

(3)	Incorporated by reference to definitive Schedule 14C Information Statement filed on February 2, 2001.

(4)	Incorporated by reference to definitive Schedule 14C Information Statement filed on April 22, 2003.

(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference to Current Report on Form 8-K filed on January 3, 2002.

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(9)	Incorporated by reference to Preliminary Information Statement on Schedule 14C filed on July 8, 2004.

(10)	Incorporated by reference to registration statement on Form SB-2, SEC File No. 333-118792, filed on September 3, 2004.

(11)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-118792, filed on October 20, 2004.

(12)	Incorporated by reference to Amendment No. 3 to the registration statement on Form SB-2, SEC File No. 333-118792, filed on December 15, 2004.

(13)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended December 31, 2004 filed on February 14, 2005.

(14)	Incorporated by reference to Current Report on Form 8-K/A filed on February 25, 2005.

(15)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2005.

(16)	Incorporated by reference to Current Report on Form 8-K filed on March 28, 2005.

(17)	Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

(18)	Incorporated by reference to Current Report on Form 8-K filed on June 3, 2005.

(19)	Incorporated by reference to Current Report on Form 8-K filed on July 28, 2005.

(20)	Reserved

(21)	Incorporated by reference to Current Report on Form 8-K filed on February 17, 2006.

(22)	Incorporated by reference to Amendment No. 1 to registration statement the Form SB-2, SEC File No. 333-131832 filed on May 5, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on October 13, 2006.

(24)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2006.

(25)	Incorporated by reference to Current Report on Form 8-K filed on October 24, 2006.

(26)	Incorporated by reference to Current Report on Form 8-K filed on January 26, 2007.

(27)	Incorporated by reference to Current Report on Form 8-K filed on April 30, 2007.

(28)	Incorporated by reference to Current Report on Form 8-K filed on July 25, 2007.

(29)	Incorporated by reference to Annual Report on Form 10-KSB filed on October 15, 2007.

(30)	Incorporated by reference to Current Report on Form 8-K filed on November 15, 2007.

(31)	Incorporated by reference to Current Report on Form 8-K filed on December 31, 2007.

(32)	Incorporated by reference to Current Report on Form 8-K filed on March 25, 2008.

(33)	Incorporated by reference to Current Report on Form 8-K filed on June 13, 2008.

(34)	Incorporated by reference to Current Report on Form 8-K filed on October 16, 2008.

(35)	Incorporated by reference to Registration Statement on Form 10-12G/A filed on June 14, 2013.

(36)	Incorporated by reference to Current Report on Form 8-K filed on July 27, 2019.

(37)	Incorporated by reference to Current Report on Form 8-K filed on January 10, 2019.

(38)	Incorporated by reference to Current Report on Form 8-K filed on January 16, 2019.

(39)	Incorporated by reference to Current Report on Form 8-K filed on May 13, 2020

(40)	Incorporated by reference to Current Report on Form 8-K filed on February 11, 2024

(41)	Incorporated by reference to Current Report on Form 8-K filed on March 4, 2024

(42)	Incorporated by reference to Current Report on Form 8-K filed on September 22, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIUM TECHNOLOGIES, INC.

By:	/s/ Mark Lucky
Mark Lucky
Chief Executive Officer

Date: September 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	September 30, 2024
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Lucky	Chairman, Chief Executive Officer and Chief Financial Officer	September 30, 2024
Mark Lucky	(Principal Executive Officer) (Principal Accounting Officer)

/s/ Thomas Grbelja	Director	September 30, 2024
Thomas Grbelja

/s/ Paul Favata	Director	September 30, 2024
Paul Favata

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Visium Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Visium Technologies, Inc (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of operations, changes stockholders’ deficit and cash flows for each of the years in the two year period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses as of June 30, 2024. For the year ended June 30, 2024, the Company had a net loss of $2,878,090, and net cash used in operating activities of $488,319, and had negative working capital of $5,148,969. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assurance Dimensions Coral Springs, Florida September 30, 2024

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023
ASSETS
Current assets:
Cash	$8,456	$9,982

Total current assets	8,456	9,982

Total assets	$8,456	$9,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,094,516	$845,502
Accrued compensation	1,986,279	1,371,879
Accrued interest	540,116	548,041
Due to officer	182,633	99,578
Convertible notes payable, net of discount of $7,022 and $0, respectively	534,361	937,576
Derivative liabilities	41,566	80,707
Notes payable, net of discount of $27,126 and $26,805, respectively	777,954	380,013
Total current liabilities	5,157,425	4,263,296

Commitments and contingencies (Note 11)	-	-

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2024 and 2023, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of June 30, 2024 and 2023, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and 2023, respectively)	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2024 and 2023)	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized: 213,953,591 shares issued and outstanding at June 30, 2024, and 37,199,647 shares issued and 29,844,713 outstanding at June 30, 2023, respectively (See Note 6)	21,397	2,987
Additional paid in capital	57,561,804	55,597,779
Accumulated deficit	(62,747,490)	(59,869,400)
Total stockholders’ deficit	(5,148,969)	(4,253,314)

Total liabilities and stockholders’ deficit	$8,456	$9,982

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2024	June 30, 2023

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	2,501,775	2,198,639
Development expense	86,702	214,965
Total operating expenses	2,588,477	2,413,604

Loss from operations	(2,588,477)	(2,413,604)

Other income (expense)
Gain on change in fair value of derivative liabilities	39,141	17,363
Derivative liability expense	-	(62,773)
Interest expense	(307,613)	(334,847)
Loss on extinguishment of debt	(21,141)	(516,987)
Total other income (expense)	(289,613)	(897,244)

Net loss	$(2,878,090)	$(3,310,848)

Common stock deemed dividends	-	(145,704)

Net income attributable to common stockholders – basic and diluted	$(2,878,090)	$(3,456,552)

Weighted average common shares
Basic and diluted	102,376,772	6,306,120

Net loss Per Common Share –Basic and Diluted:	$(0.03)	$(0.55)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	2,896,385	$288	$53,749,386	$(56,558,552)	$(2,793,558)

Shares issued as compensation to directors and officers									4,045,928	404	563,721		564,125
Shares issued as compensation to employees									855,002	86	218,069		218,155
Shares issued for consulting services									664,002	70	74,126		74,196
Shares issued for conversion of notes payable									19,235,473	1,924	751,470		753,394
Shares issued pursuant to sale of common stock									2,012,500	201	40,049		40,250
Commitment shares issued pursuant to convertible notes payable									66,668	7	13,993		14,000
Shares issued upon exercise of stock warrants									68,755	7	(7)		-
Warrants issued on extinguishment of debt											186,972		186,972
Net loss for the year ended June 30, 2023												(3,310,848)	(3,310,848)
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued as compensation to directors and officers									60,960,000	6,096	640,528		646,624
Shares issued as compensation to employees									12,820,000	1,282	119,626		120,908
Shares issued for consulting services									24,742,499	2,474	460,644		463,118
Shares issued for conversion of notes payable									85,586,379	8,558	743,227		751,784
Net loss for the year ended June 30, 2024												(2,878,090)	(2,878,090)
Balance at June 30, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	213,953,591	$21,397	$57,561,804	$(62,747,490)	$(5,148,969)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net loss	$(2,878,090)	$(3,310,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	43,137	102,737
Stock based payments for consultants, directors, and officers	1,230,650	856,476
Loss on debt settlement	21,141	516,987
Gain on change in fair value of derivative liabilities	(39,141)	(17,363)
Derivative liability expense	-	62,773
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	527,509	233,059
Accrued compensation	614,400	757,290
Accrued interest	(7,925)	275,003
Net cash used in operating activities	(488,319)	(523,886)

Cash flows from financing activities:
Advance from officers	83,055	99,578
Proceeds from convertible notes payable	122,960	140,000
Proceeds from short term notes payable	465,000	190,000
Proceeds from sale of common stock	-	40,250
Repayment of short term notes payable	(107,972)	(9,250)
Repayment of convertible notes payable	(76,250)	(63,700)
Net cash provided by financing activities	486,793	396,878

Net decrease in cash	(1,526)	(127,008)

Cash at beginning of year	9,982	136,990

Cash at end of year	$8,456	$9,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,402	$65,766
Income taxes	$	$-

Issuance of common stock for conversion of notes payable and accrued interest	$723,784	$753,394
Warrants issued on extinguishment of debt	$-	$186,972
Commitment shares issued pursuant to convertible notes payable	$-	$14,000

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.  As of June 30, 2024 there has been no activity in this subsidiary.

The Company is entering the digital transformation and data center design and construction market after it landed a contract in November 2023 valued at over $20 million from its partner, Cybastion Institute of Technology.  The contract is to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power civil engineering, controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack solution which will include Visium’s proprietary TruContextTM cybersecurity platform.  As of June 30, 2024 no activity has occurred pursuant to this contract.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended June 30, 2024 we had a net loss of $2,878,090, had net cash used in operating activities of $488,319 and had negative working capital of $5,148,969. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2024 and 2023.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of June 30, 2024 and 2023, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2024 and 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2024 AND 2023

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2024 of $41,566.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2022	$35,297
Derivative liability reduced as a result of debt settlement	62,773
Gain on change in fair value of derivative liability	(17,363)
Derivative liability at June 30, 2023	$80,707
Derivative liability expense	-
Gain on change in fair value of derivative liability	(39,141)
Derivative liability at June 30, 2024	$41,566

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts payable and accrued expenses, accrued compensation, notes payable, convertible promissory notes payable, approximate their fair value due to the short maturity of these items or the use of market interest rates.  At June 30, 2024 and 2023, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

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

JUNE 30, 2024 AND 2023

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2024, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2023 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

JUNE 30, 2024 AND 2023

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2024 and 2023 as their effect would be anti-dilutive. Potential common shares that would be as follows:

	For the Years ended June 30,
	2024	2023
Weighted average common shares outstanding	102,376,772	6,306,120
Effect of dilutive securities-when applicable:
Convertible promissory notes	39,637,009	38,998,249
Preferred stock converted to common stock	11,348	11,348
Common stock options	2,222	2,222
Warrants	5,114,576	5,115,207
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	147,141,927	50,433,146

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 3: DERIVATIVE LIABILITY

Derivative liability – warrants

The Company may issue warrants with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant. There were no derivative liabilities on warrants as of June 30, 2024 and 2023.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2024 and 2023, respectively, using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2024 and June 30, 2023 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt liabilities at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $39,141 and $17,363 for the years ended June 30, 2024 and 2023, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrants liability at June 30 2024 and June 30, 2023 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at June 30, 2024 and June 30, 2023 is $41,566 and $80,707, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2024	2023
Effective exercise price	$0.0021	$0.046
Effective market price	$0.0042	$0.013
Expected volatility	183%	340%to372%
Risk-free interest	5.47%	3.54%-3.65%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 4: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

Convertible Notes Payable

At June 30, 2024 and June 30, 2023 convertible debentures consisted of the following:

	June 30,
	2024	2023
Convertible notes payable	$541,833	$937,576
Discount on convertible notes	(7,022)	-
Total	$534,361	$937,576

The Company had convertible promissory notes aggregating $534,361 and $937,576 at June 30, 2024 and June 30, 2023, respectively. The related accrued interest amounted to approximately $251,455 and $324,031 at June 30, 2024 and June 30, 2023, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $30,375,000 per share, as a result of the two reverse stock splits. At June 30, 2024, approximately $481,383 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

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

For the year ended June 30, 2024, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Talos Victory Fund	778,500	$7,474	$3,826	$1,750	$13,050	0.0168
1800 Diagonal	12,616,941	54,900	1,995	0	56,895	0.0045
Morris Johnson	500,000	10,000	403	0	10,403	0.0208
FirstFire	19,000,000	156,000	0	0	156,000	0.0082
Mast Hill	52,690,938	248,469	240,717	26,250	515,436	0.0098
Total	85,586,379	$476,843	$246,941	$28,000	$751,784	$0.0088

Transactions

Convertible Notes Payable

In August 2023, the Company entered into a Securities Purchase Agreements with an investor pursuant to which the Company issued a promissory note with a face value of $39,900 in favor of the investor for a purchase price of $38,000.  The Note bears an original issue discount of $1,900, and bears interest of 10% per year. The Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000, resulting in net loan proceeds to us of $33,000.  The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock at any time during the period the Note is outstanding, at a fixed conversion price of $1.50 within 180 days following the issue date and at a variable conversion price of 65% multiplied by certain lowest trading price of the Company’s common stock thereafter. If the Note is paid off in full within 60 days following the issue date a prepayment percentage of 120% will apply for amounts owed. If the Note is paid off from day sixty-one (61) following the issue date to day one hundred eighty (180) days following the Issue Date a prepayment percentage of 125% will apply for amounts owed.  After the conversion of principal of $39,900 this Note had been fully repaid as of June 30, 2024.

In September 2023, the Company entered into a Securities Purchase Agreements with an investor pursuant to which the Company issued a promissory note with a face value of $47,000 in favor of the investor for a purchase price of $45,000.  The Note bears an original issue discount of $2,000, and bears interest of 10% per year. The Company reimbursed the Investor for expenses for legal fees and due diligence of $5,040, resulting in net loan proceeds to us of $39,960.  The Note matures 12 months after the date of issuance. The Note is convertible into shares of the Company’s common stock at any time during the period the Note is outstanding, at a fixed conversion price of $1.50 within 180 days following the issue date and at a variable conversion price of 65% multiplied by certain lowest trading price of the Company’s common stock thereafter. If the Note is paid off in full within 60 days following the issue date a prepayment percentage of 120% will apply for amounts owed. If the Note is paid off from day sixty-one (61) following the issue date to day one hundred eighty (180) days following the Issue Date a prepayment percentage of 125% will apply for amounts owed.  After the conversion of principal of $15,000 and a payment of $43,172 in cash, this Note had been fully repaid as of June 30, 2024. The repayment amount included a repayment penalty of 25% of the then-outstanding principal and interest, resulting on a loss on extinguishment of debt of $9,106.

In March 2024, the Company entered into a Securities Purchase Agreement with an Investor pursuant to which the Investor purchased a promissory note with a face value of $60,000 made by the Company for a purchase price of $50,000.  The Note bears an original issue discount of $10,000, and bears interest of 15% per year.  The Note is convertible into shares of the Company’s common stock at a fixed conversion price of $0.10 per share.

During the year ended June 30, 2024, the total shares issued upon conversion of these convertible notes payable at the contractual rate was 85,586,379 with a total principal and interest of $751,784.

The Company recognized interest expense on convertible notes payable of approximately $178,206 and $213,836 during the fiscal years 2024 and 2023, respectively.

Notes Payable

The Company had promissory notes aggregating $777,954 and $380,013 at June 30, 2024 and 2023, respectively. The related accrued interest amounted to approximately $288,661 and $224,010 at June 30, 2024 and June 30, 2023, respectively. The notes payable bear interest at rates ranging from 0% to 20% per annum and are payable monthly. Promissory notes totaling $355,000 that are outstanding as of June 30, 2024 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

In July 2023 the Company issued two notes totaling $75,000.  The notes have a term of one year, and bear interest at 15%.

In September 2023 the Company issued two notes totaling $60,000.  The notes have a term of one year, and bear interest at 15%.

In November 2023 the Company issued a note totaling $50,000.  The note has a term of one year, and bears interest at 15%.

In December 2023 the Company issued a note with a face value of $57,500. The note includes an original issue discount of 15% ($7,500), and the Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000, resulting in net loan proceeds of $45,000 In addition, a one-time interest charge of 15% ($8,625) was applied on the issuance date.  Accrued, unpaid Interest and outstanding principal, subject to adjustment, is required to be paid in nine (9) payments; the initial six (6) payments in the amount of $9,000.00; the seventh (7th) payment in the amount of $6,000.00; and the final two (2) payments in the amount of $3,062.50 (a total payback to the Holder of $66,125).  This note was repaid in cash in June 2024.

In January 2024 the Company issued a note totaling $50,000.  The note has a term of one year, and bears interest at 15%.

In March 2024 the Company issued a note with a face value of $60,000. The note includes an original issue discount of 20% ($10,000), resulting in net loan proceeds of $50,000, has a term of one year, and bears interest at 15%.

In April 2024 the Company issued a note with a face value of $54,900. The note includes an original issue discount of $9,900, and the Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000, resulting in net loan proceeds of $40,000 In addition, a one-time interest charge of 20% ($10,980) was applied on the issuance date.  Accrued, unpaid interest and outstanding principal, shall be paid in four payments as follows: October 15, 2024 -$39,528: November 15, 2024  - $8,784; December 15, 2024 $8,784; and January 15, 2025 $8,784, resulting in a total payback to the Holder of $65,880.

In May 2024 the Company issued a note totaling $50,000.  The note has a term of one year, and bears interest at 15%.

In June 2024 the Company issued a note with a face value of $60,180. The note includes an original issue discount of $9,180, and the Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000, resulting in net loan proceeds of $45,000 In addition, a one-time interest charge of 15% ($9,027) was applied on the issuance date.  Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments. The first payment shall be due July 15, 2024; and eight (8) subsequent payments shall be due on the 15th of each month thereafter. The first eight (8) payments shall each in the amount of $8,525.88 and the final payment shall be in the amount of $1,000, for a total payback to the Holder of $69,207.

The Company recognized interest expense on promissory notes payable of approximately $71,551 and $24,920 during the fiscal years 2024 and 2023, respectively.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 5: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2024 and 2023, is as follows:

	2024	2023
Accrued interest payable beginning	$548,041	$404,712
Interest expense on notes payable for the year ended June, 2023	252,828	231,628
Payments of accrued interest	(13,402)	(5,380)
Conversion of accrued interest into common stock	(247,351)	(82,919)
Accrued interest payable ending	$540,116	$548,041

Interest expense for year ended June 30, 2024 and 2023 was comprised of the following:

	2024	2023
Interest expense	$264,476	$232,110
Amortization of debt discount	43,137	102,737
Total interest expense	$307,613	$334,847

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2024, the Company had 1,000,000,000 authorized common shares. At June 30, 2024, the Company has 213,953,591 common shares issued and outstanding.

Issuances of Common Stock During 2024

During fiscal 2024 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2024 the Company issued 85,586,379 shares of its common stock related to the conversion of $723,784 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0088 per share, with a cost of $28,000, for a total of $751,784.

Stock Based Compensation

During the year ended June 30, 2024, the Company issued 60,960,000 shares of its common stock as compensation to its directors and officers. The shares were valued at $646,624, or $0.0106 per share, based on the quoted share price at the time of the transactions.

During the year ended June 30, 2024, the Company issued and vested 24,742,499 shares of its $0.0001 par value common stock to consultants, as compensation. The shares were valued at $463,118, or $0.0187 per share, based on the quoted share price at the time of the transactions.

During the year ended June 30, 2024, the Company issued and vested 12,820,000 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $120,908, or $0.0094 per share, based on the quoted share price at the time of the transactions.

Issuances of Common Stock During the Year ended June 30, 2023

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

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2024 and 2023 and changes during the fiscal years ending on these dates is as follows:

	Year ended June 30, 2024		Year ended June 30, 2023
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,115,207	$0.025	5,049	$14.85
Granted	-	-	138,667	1.35
Granted due to repricing	-	-	5,048,426	0.0169
Exercised	-	-	(68,755)	1.35
Forfeited	(631)	10.395	(8,180)	1.35
Balance at end of period	5,114,576	$0.023	5,115,207	$0.025

Warrants exercisable at end of period	5,114,576	$0.023	5,115,207	$0.025

The following table summarizes information about common stock warrants outstanding at June 30, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At June 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2024	Weighted Average Exercise Price
0.0169	5,112,426	3.17 Years	$0.0169	5,112,426	$0.0169
12.285	1,339	0.25 Years	12.285	1,339	12.285
20.385	811	0.25 Years	20.385	811	20.385
	5,114,576	3.17 Years	$0.0233	5,114,576	$0.0233

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

Series C Convertible Preferred Stock

Thirty thousand (30,000) shares of preferred stock were designated as a new Series C Preferred stock in October 2023. This new Series C Preferred Stock has a $0.001 par value, and has a stated value of $100 per share. The Series C shares are convertible into shares of the Company’s common stock at the price of $0.075 per share, subject to customary adjustment, including in the event of certain issuances at a price lower than $0.075 per share, as set forth in the Certificate of Designations for the Series C Preferred. The shares of the Series C Preferred shall rank (i) senior to the Company’s Common Stock and any other class or series of capital stock of the Company hereafter created, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred (each of the securities in clause (i) collectively referred to as “Junior Stock”) and (ii) pari passu with the Company’s Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock and any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series C Preferred, in each case as to dividend distributions or distributions of assets upon liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event, whether voluntary or involuntary. Holders of the Series C Preferred will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent).

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

JUNE 30, 2024 AND 2023

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 2,222 shares at an average price of 27.00 with a fair value of $0.00. For the years ended June 30, 2024 and 2023, the Company did not issue any options to purchase shares. Upon exercise, shares of new common stock are issued by the Company.

For the years ended June 30, 2024 and 2023, the Company recognized an expense of approximately $0 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2024, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222  shares that have vested as of June 30, 2024.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

Year ended June 30,
	2024		2023
Expected volatility	-%	%	-%
Expected term	-		-
Risk-free interest rate	-%		-%
Forfeiture Rate	-%		-%
Expected dividend yield	-	&	-%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2024 and 2023 and changes during the periods ending on that date is as follows:

	Year Ended June 30,			Year Ended June 30,
	2024			2023
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Stock options
Balance at beginning of year	2,222	$27.00		2,222	$27.00	$
Granted	-	0.00		-	0.00	-
Exercised	-	$0.00		-	$0.00	-
Forfeited	-	$0.00		-	$0.00
Balance at end of year	2,222	$27.00	$-	2,222	$27.00	$-

Options exercisable at end of year	2,222	$27.00	$-	2,222	$27.00	$-

The following table summarizes information about employee stock options outstanding at June 30, 2024:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2024	Life	Price	2024	Price	Life
$27.00	2,222	1.84	$27.00	2,222	$27.00	1.84
Outstanding options	2,222	1.84	$27.00	2,222	$27.00	1.84

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant.  Please refer to Note 6 for a description of the restricted stock awards granted during the fiscal year and the expense of these awards.

A summary of the Company’s restricted stock activity for the year ended June 30, 2024 and 2023 is presented in the following table:

	For the Year ended
	June 30, 2024		June 30, 2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	7,297,475	$0.056	7,407	$7.35
Granted	91,475,000	$0.010	12,895,000	$0.09
Forfeited	(250,000)	0.310	(40,000)	0.31
Vested	(98,522,475)	$0.120	(5,564,932)	$0.15
Unvested at end of period	-	$0.00	7,297,475	$0.056

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of June 30, 2024 was $0.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 8: LOSS ON EXTINGUISHMENT OF DEBT

During the year ended June 30, 2024 we recorded a loss on the conversion of convertible note totaling $21,141, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

A recap of the Loss on extinguishment of debt in fiscal 2024 follows:

Loss on extinguishment of debt related to note conversions	21,141
$21,141

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
$516,987

NOTE 9: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2008.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2024 and 2023 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2024	2023
Statutory federal rate	(21.0)%	(21.0)%
State income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent differences, including stock-based compensation	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At June 30, 2024 and 2023 the Company’s deferred tax assets were as follows:

	June 30, 2024	June 30, 2023
Tax benefit of net operating loss carry forward	$8,416,000	$8,119,000
Intangible	-	-
Total deferred tax assets	8,416,000	8,119,000

Less: valuation allowance	(8,416,000)	(8,119,000)
Net deferred tax assets	$-	$-

As of June 30, 2024, the Company had unused net operating loss carry forwards of approximately $40.6 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2040. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

The Company’s valuation allowance at June 30, 2024 and 2023 was $8,416,000 and $8,119,000, respectively. The change in the valuation allowance during the year ended June 30, 2024 was an increase of approximately $297,000.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2024.

NOTE 10: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. $182,633 in advances remain outstanding as of June 30, 2024. Mr. Lucky is owed $1,341 for out-of-pocket expenses as of June 30, 2024, which is included on the balance sheet in Accounts payable and accrued expenses.

NOTE 11 - ACCRUED COMPENSATION

Accrued compensation consists of the following at:

	June 30,
	2024	2023
Accrued compensation - officers	$1,140,246	$900,846
Accrued compensation - staff	846,033	471,033
	$1,986,279	$1,371,879

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at June 30, 2024.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 12: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2024, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreement with The MITRE Corporation includes a provision for a royalty payment on revenues collected of 6%. As of June 30, 2024 and 2023, we have not generated any revenue related to these license agreements.

NOTE 13 – FAIR VALUE MEASUREMENT

Fair value measurements

At June 30, 2024 and 2023, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2023:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$80,707
Derivative liability – Warrants	-	-	-
Total derivative liability	$-	$-	$80,707

At June 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2024:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$41,566
Derivative liability – Warrants	-	-	-
Total derivative liability	$-	$-	$41,566

NOTE 14: SUBSEQUENT EVENTS

On July 25, 2024, Visium Technologies, Inc. (“Company”) received the written resignations of Wayne Monk, Solomon Adote, and Dr. Emmanuel Esaka from their positions as Directors of the Company. Their resignations were attributed to personal and professional reasons, and there were no disagreements between these Directors and the Company or its management.

In August 2024 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $52,500, or $0.0042 per share, based on the quoted share price at the time of the transactions.

In August 2024 the Company issued and vested 2,350,000 shares of its $0.0001 par value common stock to four consultants, as compensation under four separate consulting agreements. The shares were valued at $10,670, or $0.0045 per share, based on the quoted share price at the time of the transactions.

In August 2024 the Company issued 10,691,000 shares of its common stock related to the conversion of $43,152 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

In September 2024 the Company obtained a legal opinion to extinguish aged debt totaling $787,272 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accrued interest payable	$361,559
Convertible notes payable	363,500
$725,059

The Company will record this debt extinguishment in the quarter ending September 30, 2024.

