Form 10-Q
period 2024-09-30
VISIUM TECHNOLOGIES, INC.
filed 2024-11-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 15, 2024, was 242,394,599.

When used in this quarterly report, the terms “Visium,” “the Company,” “we,” “our,” and “us” refer to Visium Technologies, Inc., a Florida corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Visium Technologies, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on October 6, 2024. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our registration statement on Form 10-K.

2

VISIUM TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$8,102	$8,456

Total current assets	8,102	8,456

Total assets	$8,102	$8,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,132,739	$1,094,516
Accrued compensation	2,140,529	1,986,279
Due to officer	239,159	182,633
Accrued interest	208,198	540,116
Convertible notes payable, net of discount of $4,523 and $7,022, as of September 30, 2024 and June 30, 2024, respectively	288,523	534,361
Derivative liability	15,455	41,566
Notes payable, net of discount of $22,475 and $27,126, as of September 30, 2024 and June 30, 2024, respectively	685,179	777,954
Total current liabilities	4,709,782	5,157,425

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,640 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	0	0
Common stock, $0.0001 par value, 3,000,000,000 shares authorized: 242,494,599 shares issued and outstanding at September 30, 2024, and 213,953,591 shares issued and outstanding at June 30, 2024, respectively (See Note 6)	24,251	21,397
Additional paid in capital	57,679,623	57,561,804
Accumulated deficit	(62,420,874)	(62,747,490)
Total stockholders’ deficit	(4,701,680)	(5,148,969)

Total liabilities and stockholders’ deficit	$8,102	$8,456

(1) Derived from audited financial statements

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net revenues	$-	$-

Operating expenses:
Selling, general and administrative	370,466	508,140
Development expense	-	28,363
Total Operating Expenses	370,466	536,503

Loss from Operations	(370,466)	(536,503)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	26,111	(60,396)
Gain on extinguishment of debt	725,059	54,730
Interest expense	(54,088)	(46,530)
Total other income (expenses)	697,082	(52,196)

Net income (loss)	$326,616	$(588,699)

Income (loss) per common share basic	$0.00	$(0.02)

Income (loss) per common share diluted	$0.00	$-

Weighted average common shares outstanding – basic	229,028,045	36,316,174

Weighted average common shares outstanding – diluted	259,194,421	36,316,174

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	213,953,591	$21,397	$57,561,804	$(62,747,490)	$(5,148,969)
Shares issued as compensation to directors and officers									12,500,000	1,250	51,250		52,500
Shares issued for consulting services									5,350,000	535	22,735		23,270
Shares issued for conversion of notes payable									10,691,000	1,069	43,833		44,902
Net income (loss) for the three months ended September 30, 2024												326,616	326,616
Balance at September 30, 2024	13,992,340	13,992	1,327,670	$1,328	0	$-	1	$0	242,494,599	$24,251	$57,679,623	$(62,420,874)	$(4,701,680)

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued as compensation to directors and officers							3,720,000	372	62,496		62,868
Shares issued for consulting services							1,139,166	114	47,237		47,351
Shares issued to employees							240,000	24	4,031		4,055
Shares issued for conversion of notes payable							10,578,500	1,057	110,848		111,905
Net loss for the three months ended September 30, 2023										(588,699)	(588,699)

Balance at September 30, 2023	13,992,340	$13,992	1,327,670	$1,328	1	$0	45,522,379	$4,554	$55,822,391	$(60,458,059)	$(4,615,834)

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$326,616	$(588,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	75,770	114,275
(Gain) loss on change in derivative liabilities	(26,111)	60,396
Gain on extinguishment of debt	(725,059)	(54,730)
Amortization of debt discount	12,150	11,235
Changes in operating assets and liabilities:
Accounts payable	42,143	150,702
Prepaid expenses	-	(58,339)
Accrued interest	29,641	63,201
Accrued compensation	154,250	156,250
Net cash used in operating activities	(110,600)	(145,709)

Cash flows from financing activities:
Advances from officers	56,526	18,056
Repayment of convertible notes payable	-	(44,250)
Proceeds from convertible notes	-	83,000
Proceeds from promissory notes	75,000	135,000
Repayment of promissory notes payable	(21,281)	(25,548)
Net cash provided by financing activities	110,245	166,258

Net increase (decrease) in cash	(355)	20,549

Cash, beginning of period	8,456	9,982

Cash, end of period	$8,102	$30,531

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,151	$9,541
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of common stock for conversion of notes payable and accrued interest	$44,902	$111,905

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.  As of September 30, 2024 there has been no activity in this subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the three months ended September 30, 2024 we had net income of $326,616, and had net cash used in operating activities of $110,600 and negative working capital of $4,701,680. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024. The results of operations for the three months ended September 30, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2025.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year ends on June 30. References to fiscal year 2025, for example, refer to the fiscal year ending June 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the three months ended September 30, 2024 and year ended June 30, 2024.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000.  As of September 30, 2024 and June 30, 2024, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2024 and June 30, 2024 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2024

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of September 30, 2024 of $15,455.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2024	$41,566
Gain on change in fair value of derivative liability	(26,111)
Derivative liability at September 30, 2024	$15,455

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2024 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

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

SEPTEMBER 30, 2024

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2024, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2024 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

	September 30,	June 30,
	2024	2024
Weighted average common shares outstanding	229,028,045	102,376,772
Effect of dilutive securities-when applicable:
Convertible promissory notes	30,151,094	39,637,009
Preferred stock	15,282	11,348
Common stock options	-	2,222
Warrants	-	5,114,576
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	259,194,421	147,141,927

Antidilutive shares excluded from the diluted earnings per share computation were as follows:

Common stock options	2,222	-
Warrants	5,114,576	-
Total antidilutive securities	5,116,798	-

NOTE 3: DERIVATIVE LIABILITY

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at September 30, 2024 and June 30, 2024 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes with price protection features, resulted in the recognition of a gain of $26,111 and loss of $60,396 for the three months September 30, 2024 and 2023, respectively in the Company’s consolidated statements of operations, under the caption “Gain (loss) in change of fair value of derivative liability”. The fair value of the derivative liability related to the convertible debt at September 30, 2024 and June 30, 2024 is $15,455 and $41,566, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Three Months Ended September 30,
	2024	2023
Effective exercise price	$0.00138	$0.00784
Effective market price	$0.0028	$0.0252
Expected volatility	276.19%	192.39%
Risk-free interest	4.87%	5.6%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three months ended September 30, 2024 is follows:

Derivative liability at June 30, 2024	$41,566
Loss on change in fair value of derivative liability	$(26,111)
Derivative liability at September 30, 2024	$15,455

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the three months ended September 30, 2024 is as follows:

Accrued interest payable at June 30, 2024	$540,116
Conversion of accrued interest into common stock	(3,315)
Interest expense paid in cash	(3,152)
Interest expense accrued for the three months ended September 30, 2024	36,107
Write off of accrued interest payable	(361,559)
Accrued interest payable at September 30, 2024	$208,198

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At September 30, 2024 and June 30, 2024 convertible debentures consisted of the following:

	September 30,	June 30,
	2024	2024
Convertible notes payable	$293,046	$541,383
Discount on convertible notes	(4,523)	(7,022)
Convertible notes, net	$288,523	$534,361

The Company had convertible promissory notes aggregating approximately $288,523 and $534,361 at September 30, 2024 and June 30, 2024, respectively. The related accrued interest amounted to approximately $121,655 and $251,455 at September 30, 2024 and June 30, 2024, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $22,500 per share, as a result of the two reverse stock splits. At September 30, 2024, approximately $239,623 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance is summarized below:

Convertible payable at June 30, 2024	$534,361
Convertible notes issued during the three months ended September 30, 2024	-
Convertible notes repaid in cash	-
Discount amortization related to convertible notes payable	2,499
Write off of convertible note principal balance	(208,500)
Conversion of convertible notes payable into common stock	(39,838)
Convertible payable at September 30, 2024	$288,523

For the three months ended September 30, 2024, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share

Mast Hill	10,691,000	39,838	3,315	1,750	44,902	0.0042
Total	10,691,000	$39,838	$3,315	$1,750	$44,902	$0.0042

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the three months ended September 30, 2024 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the three months ended September 30, 2024	$725,059

In the three months ended September 30, 2023 the noteholders converted the principal and interest related to these notes at a conversion rate of $0.0169 per share when the then prevailing market price was at a lower price, resulting in a gain on the extinguishment of this debt of $66,765. In addition, the Company repaid a convertible note in cash in September 2023. The repayment terms included a premium provision, resulting in a loss on the extinguishment of this debt of $12,035.

A recap of the Gain on extinguishment of debt for the three months ended September 30, 2023 is as follows:

Loss on extinguishment of debt related to payoff of convertible note	$(12,035)
Gain on extinguishment of debt related to note conversions	66,765
Gain on extinguishment of debt for the three months ended September 30, 2023	$54,730

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

Notes Payable

The Company had promissory notes aggregating $685,179 and $777,954 at September 30, 2024 and June 30, 2024, respectively. The related accrued interest amounted to approximately $86,573 and $288,661 at September 30, 2024 and June 30, 2024, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $275,000 have matured as of September 30, 2024, and are in default.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

On September 18, 2024, the Company adopted and on October 21, 2024, filed the Articles of Amendment to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000,000,000 shares to 3,000,000,000 shares. The board increased the authorized shares to provide for the flexibility to raise additional capital and to execute on the business plan and potential upcoming opportunities.

At September 30, 2024, the Company had 3,000,000,000 authorized common shares.

At September 30, 2024, the Company has 242,394,599 common shares issued outstanding.

Issuances of Common Stock During the Three Months Ended September 30, 2024

Convertible Notes Payable

During the three months ended September 30, 2024 the Company issued 10,691,000 shares of its common stock related to the conversion of $44,902 of principal accrued interest, and fees for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the three months ended September 30, 2024 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $52,500, or $0.0042 per share, based on the share price at the time of the transactions.

During the three months ended September 30, 2024 5,350,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under a consulting agreement. The shares were valued at $23,270, or $0.00435 per share.

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

SEPTEMBER 30, 2024

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

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

Due to the price protection features of these warrants, the Company issued 5,048,426 warrant shares in September 2022 to these warrant holders.

A summary of the status of the Company’s outstanding common stock warrants as of September 30, 2024 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,114,576	$0.023
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	5,114,716	$0.0023

Warrants exercisable at end of period	5,114,576	$0.023

Weighted average fair value of warrants granted due to repricing during the period		-

The following table summarizes information about common stock warrants outstanding at September 30, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At September 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At September 30, 2024	Weighted Average Exercise Price
$0.0169	5,112,426	2.92 Years	$0.0169	5,112,426	$0.0169
12.285	1,339	0.01 Years	12.285	1,339	12.285
20.385	811	0.01 Years	20.385	811	20.385
	5,114,576	2.92 Years	$0.023	5,114,576	$0.023

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 7: GAIN ON DEBT WRITE-OFF

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the three months ended September 30, 2024 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the three months ended September 30, 2024	$725,059

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 16 million shares at an average price of $27.00 with a fair value of $0.00. For the three months ended September 30, 2024 and 2023, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended September 30, 2024 and 2023, the Company recognized an expense of $0 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2024, the Company had  $0 of unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of September 30, 2024.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2024 and June 30, 2024 and changes during the periods ending on that date is as follows:

		Weighted Average			Weighted
		Exercise	Grant Date Fair	Aggregate Intrinsic	Average Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2024	2,222	$27.00	$-	$-	1.59
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeiture and cancelled	-	-	-	-
At September 30, 2024	2,222	$27.00	$-	$-	1.59

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 8 - STOCK-BASED COMPENSATION, continued

The following table summarizes information about employee stock options outstanding at September 30, 2024:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	September 30,	Remaining	Exercise	September 30,	Exercise	Remaining
Range of Exercise Price	2024	Life	Price	2024	Price	Life
$27.00	2,222	1.59	$27.00	2,222	$27.00	1.59
Outstanding options	2,222	1.59	$27.00	2,222	$27.00	1.59

As of September 30, 2024, the Company had no unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the three months ended September 30, 2024 is presented in the following table:

	For the three months ended
	September 30, 2024
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2024	-	$-
Granted	17,850,000	$0.00424
Forfeited	-	$-
Vested	(17,850,000)	$0.00424
Unvested at September 30, 2024	-	$-

As of September 30, 2024, the Company had no unrecognized pre-tax non-cash compensation expense.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At September 30, 2024 there was $239,159 outstanding of such advances made to the Company.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	September 30	June 30
	2024	2024
Accrued Payroll - officers	$1,200,746	$1,140,246
Accrued payroll - staff	904,783	846,033
	$2,140,529	$1,986,279

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at September 30, 2024.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2024, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of September 30, 2024, we have not generated any revenue related to these license agreements.

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

NOTE 12 – FAIR VALUE MEASUREMENT

Fair value measurements

At September 30, 2024 and June 30, 2024, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2024 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2024:
	(Level 1)		(Level 2)		(Level 3)
Derivative liability – Convertible notes	$		$		$15,455

Total derivative liability		$-		$-	$15,455

NOTE 13: SUBSEQUENT EVENTS

In October 2024 the Company issued 11,950,000 shares of its $0.0001 par value common stock upon the conversion of principal interest, and fees of $50,190 of its outstanding promissory notes, valued at $0.0042 per share.

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

 Employees

As of September 30, 2024, we had five (5) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Discussion of Results for Three Month Period Ended September 30, 2024 and 2023

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2024	in % 2024
	2024	2023	vs 2023	vs 2023
Operating expenses:
Selling, general and administrative	$370,466	$508,140	$(137,674)	(27.1%)
Development expense	-	28,363	(28,363)	(100.0%)
Total operating expenses	370,466	536,503	(166,037)	(30.9%)

Operating loss	(370,466)	(536,503)	(166,037)	(30.9%)

Other expense:
Gain (loss) on change in fair value of derivative liabilities	26,111	(60,396)	86,507	143.2%
Gain on debt write off	725,059	-	725,059	100.0%
Gain on settlement of debt	-	54,730	(54,730)	(100.0%)
Interest expense	(54,088)	(46,530)	(7,558)	(16.2%)
Total other income (expenses)	697,082	(52,196)	571,096	1,435.5%

Net income (loss)	$326,616	(588,699)	$449,124	155.5%

Selling, General, and Administrative Expenses

For the three months ended September 30, 2024, selling, general and administrative expenses were $370,466 as compared to $508,140 for the three months ended September 30, 2023, a decrease of $137,674 or approximately 27%. For the three months ended September 30, 2024 and 2023 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	September 30,		Increase/
	2024	2023	Decrease	% Change
Accounting expense	$24,907	$30,579	$(5,672)	(18%)
Consulting fees	30,000	75,001	(45,001)	(60%)
Salaries	223,175	243,390	(20,215)	(8.0%)
Legal and professional fees	10,500	20,540	(10,040)	(49%)
Travel expense	0	4,896	(4,896)	(100%)
Occupancy expense	(2)	582	(584)	(100%)
Telephone expense	1,341	1,199	142	12%
Stock based consulting expense	23,270	47,347	(24,077)	(51%)
Stock based compensation	52,500	66,924	(14,424)	(22%)
Other	4,775	17,682	(12,907)	(73%)
	$370,466	$508,140	$(137,674)	(27%)

The decrease in selling, general and administrative expenses during fiscal Q1 of 2025, when compared with the prior year, is primarily due to a decrease in consulting fees of $45,001, stock-based consulting expense of $24,077, stock-based compensation expense of $14,424, legal and professional expenses of $10,040, accounting expenses of $5,672, and lower salaries expense of $20,215.

We believe that our selling, general, and administrative expenses will remain consistent over the balance of the fiscal year.  Other expenses may increase as we increase our business activity over the remainder of fiscal 2025.

Development Expense

	Three-Months Ended
	September 30,		%
	2024	2023	Change
Development expense	$-	$28,363	(100.0)%

Development expense represents the expense of further enhancing and commercializing TruContext.

Interest Expense

	Three-Months Ended
	September 30,		%
	2024	2023	Change
Interest expense	$54,088	$46,530	$16.2%

Interest expense represents stated interest of notes and convertible notes payable, along with the amortization of debt discount. The decrease in interest expense during the three-month period ended September 30, 2024 is primarily due to the acceleration of discount amortization expense during fiscal 2024, and lower interest bearing note balances in the current year.

Gain on Debt Write-Off

	Three-Months Ended
	September 30,
	2024	2023
Gain on debt write off/conversions	$725,059	$54,730

In July 2024, the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations.

Accrued interest expense	361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
$725,059

Liquidity and Capital Resources

	Balance at
	September 30, 2024	June 30, 2024
Cash	$8,102	8,456
Accounts payable and accrued expenses	1,132,739	1,094,516
Accrued compensation	2,140,529	1,986,279
Notes, convertible notes, and accrued interest payable	$1,181,900	1,852,431

At September 30, 2024 and June 30, 2024, our total assets consisted of cash.

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

We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through June 30, 2025. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $110,600 and $145,709  during the three-month periods ended September 30, 2024 and 2023, respectively, and has a working capital deficit of approximately $4.7 million and $5.1 million at September 30, 2024 and June 30, 2024, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future, once a merger with an operating company is consummated. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt and the Company will continue to find possible acquisition targets. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Three months ended September 30, 2024

Net cash used in operations during the three months ended September 30, 2024 decreased by $35,109 or 24% over the same period during fiscal year 2024.

Capital Raising Transactions

During the quarter ending September 30, 2024 we generated net proceeds of $75,000 from the issuance of three promissory notes.

Other outstanding obligations at September 30, 2024

Convertible Notes Payable

The Company had convertible promissory notes aggregating $288,523 outstanding at September 30, 2024. The accrued interest amounted to approximately $121,615 as of September 30, 2024. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable at maturity. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $22,500 per share, at the holders’ option. At September 30, 2024, approximately $239,623 of the promissory notes have matured.

Notes Payable

The Company had promissory notes aggregating $685,179 at September 30, 2024. The related accrued interest amounted to approximately $86,573 at September 30, 2024. The Notes Payable bear interest at a rate of 0% to16% per annum. Interest is payable monthly. Promissory notes totaling $275,000 have matured as of September 30, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of September 30, 2024, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At September 30, 2024 the Company is not the subject of, or party to, any pending or threatened, legal actions.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on October 6, 2024, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the three months ended September 30, 2024 the Company issued 10,691,000 shares of its common stock related to the conversion of $43,152 of principal and accrued interest for two of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the three months ended September 30, 2024 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $52,500, or $0.0042 per share, based on the share price at the time of the transactions.

During the three months ended September 30, 2024 5,350,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under a consulting agreement. The shares were valued at $23,270, or $0.00435 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark Lucky
November 14, 2024		Mark Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
November 14, 2024		Mark Lucky
CFO, principal accounting officer

