Form 10-Q
period 2024-12-31
VISIUM TECHNOLOGIES, INC.
filed 2025-02-14
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 12, 2025, was 277,565,089.

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

Most of these factors are difficult to predict and are generally beyond our control. Therefore, you should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission, or the SEC, on October 6, 2024. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on form 10-Q and in our Annual Report on Form 10-K.

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$6,655	$8,456

Total current assets	6,655	8,456

Total assets	$6,655	$8,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,171,551	$1,094,516
Accrued compensation	2,291,929	1,986,279
Due to officer	239,159	182,633
Accrued interest	233,966	540,116
Convertible notes payable, net of discount of $2,024 and $7,022 as of December 31, 2024 and June 30, 2024, respectively	244,419	534,361
Derivative liabilities	5,535	41,566
Notes payable, net of discount of $45,140 and $27,126 as of December 31, 2024 and June 30, 2024, respectively	807,060	777,954
Total current liabilities	4,993,619	5,157,425

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 10,000 shares issued and outstanding as of December 31, 2024 and 0 shares issued and outstanding as of June 30, 2024	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2024 and June 30, 2024, respectively)	-	0
Common stock, $0.0001 par value, 3,000,000,000 shares authorized: 265,470,081 shares issued and outstanding at December 31, 2024, and 213,953,591shares issued and outstanding at June 30, 2024, respectively (See Note 7)	26,548	21,397
Additional paid in capital	57,773,822	57,561,804
Accumulated deficit	(62,802,654)	(62,747,490)
Total stockholders’ deficit	(4,986,964)	(5,148,969)

Total liabilities and stockholders’ deficit	$6,655	$8,456

____________

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	280,483	1,083,168	650,948	1,591,308
Development expense	75	19,446	75	47,809
Total Operating Expenses	280,558	1,102,614	651,023	1,639,117

Loss from Operations	(280,558)	(1,102,614)	(651,023)	(1,639,117)

Other income (expenses):
Gain on change in fair value of derivative liabilities	9,921	93,085	36,031	32,689
Gain (loss) on extinguishment of debt	-	(66,765)	725,059	(12,035)
Interest expense	(111,143)	(132,014)	(165,231)	(178,544)
Total other income (expenses)	(101,222)	(105,694)	595,859	(157,890)

Net loss	(381,780)	(1,208,308)	(55,164)	(1,797,007)

Loss per common share basic and diluted	$0.00	$(0.02)	$0.00	$(0.03)

Weighted average common shares outstanding – basic and diluted	251,586,990	78,899,929	240,307,518	57,608,052

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

(UNAUDITED)

Six months ended December 31, 2024

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	213,953,591	$21,397	$57,561,804	$(62,747,490)	$(5,148,969)

Shares issued as compensation to directors and officers									12,500,000	1,250	51,250		52,500
Shares issued for consulting services									5,350,000	535	22,735		23,270
Shares issued for conversion of notes payable									33,666,490	3,366	138,033		141,399
Net income (loss) for the six months ended December 31, 2024												(55,164)	(55,164)
Balance at December 31, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	265,470,081	$26,548	$57,773,822	$(62,802,654)	$(4,986,964)

Three months ended December 31, 2024

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	242,494,591	$24,251	$57,679,623	$(62,420,874)	$(4,701,680)

Shares issued for conversion of notes payable									22,975,490	2,297	94,199		96,496
Net income (loss) for the three months ended December 31, 2024												(381,780)	(381,780)
Balance at December 31, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	265,470,081	$26,548	$57,773,822	$(62,802,654)	$(4,986,964)

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

(UNAUDITED)

For the three months ended December 31, 2023

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	45,522,379	$4,554	$56,306,851	$(60,942,559)	$(4,615,834)

Shares issued for consulting services									4,990,833	499	258,250		258,749
Shares issued as compensation to employees									5,080,000	508	84,844		85,352
Shares issued as compensation to directors and officers									27,240,000	2,724	455,032		457,756
Shares issued for conversion of notes payable									13,667,930	1,366	296,005		297,731
Net loss for the three months ended December 31, 2023												(1,208,308)	(1,208,308)

Balance at December 31, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	96,501,142	$9,652	$57,400,982	$(62,150,867)	$(4,724,913)

For the six months ended December 31, 2023

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued for consulting services									6,129,999	613	305,487		306,100
Shares issued as compensation to employees									5,320,000	532	88,876		89,408
Shares issued as compensation to directors and officers									30,960,000	3,096	517,528		520,624
Shares issued for conversion of notes payable									24,246,430	2,424	406,852		409,276
Deemed dividend											484,460	(484,460)	-
Net loss for the six months ended December 31, 2023												(1,797,007)	(1,797,007)

Balance at December 31, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	96,501,142	$9,652	$57,400,982	$(62,150,867)	$(4,724,913)

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-months ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,164)	$(1,797,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,770	916,132
Amortization of debt discount	29,186	19,896
Gain on change in fair value of derivative liability	(36,031)	(32,689)
(Gain) loss on extinguishment of debt	(725,059)	12,035
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	77,036	173,512
Prepaid license fee	-	(38,893)
Accrued interest	110,365	152,306
Accrued compensation	305,650	327,500
Net cash used in operating activities	(218,247)	(267,208)

Cash flows from financing activities:
Proceeds from promissory notes payable	320,000	235,000
Repayment of convertible notes payable	-	(44,250)
Proceeds from convertible notes payable	-	86,717
Repayment of promissory notes payable	(160,080)	(51,818)
Advances from officers	56,526	40,055

Net cash provided by financing activities	216,446	265,704

Net decrease in cash	(1,801)	(1,504)

Cash, beginning of period	8,456	9,982

Cash, end of period	$6,655	$8,478

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,007	$7,560
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable ,accrued interest, and fees	$141,399	$409,276

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1: ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

Visium Technologies, Inc., or the Company, is a Florida-based corporation originally incorporated in Nevada in October 1987. The company has undergone several name changes over its history, reflecting its evolving focus. It was known as Jaguar Investments, Inc. (1987–2003), Power2Ship, Inc. (2003–2006), Fittipaldi Logistics, Inc. (2006–2007), and NuState Energy Holdings, Inc. (2007–2018) before adopting its current name in March 2018.

Visium specializes in cybersecurity visualization, big data analytics, and automation, operating across traditional cybersecurity domains, cloud-based technologies, and the Internet of Things (IoT). In March 2019, Visium entered a software license agreement with MITRE Corporation to utilize CyGraph, a patented tool for cyber warfare analytics, visualization, and knowledge management. CyGraph, a military-grade, highly scalable big data analytics solution, was developed with sponsorship from the U.S. Army and is currently used by the U.S. Army Cyber Command.  Visium has significantly enhanced CyGraph to commercialize it as TruContext™, adding functionalities such as cloud-native capabilities, multi-user and multi-tenant support, an intuitive graphical user interface (GUI), and advanced dashboard and reporting features. TruContext™ empowers cybersecurity analysts by providing real-time actionable insights into network data, enabling a comprehensive understanding of asset relationships, communication patterns, and vulnerabilities within enterprise environments.

In November 2023, Visium expanded its scope by securing a $20 million contract through its partner, Cybastion Institute of Technology, to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. The project includes developing data center architecture, power and civil engineering, network topology, vendor high availability solutions, and a comprehensive security stack that integrates TruContext™. As of December 31, 2024, no activities have commenced under this contract.

In April 2021, Visium established JAJ Advisory, LLC, a Virginia-based subsidiary for non-cybersecurity-related business opportunities. As of December 31, 2024, this subsidiary has not undertaken any activities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended December 31, 2024 we had a net loss of $55,164, and had net cash used in operating activities of $218,247 and negative working capital of $4,986,964. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024. The results of operations for the six months ended December 31, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2025.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2024 and year ended June 30, 2024.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of December 31, 2024 and June 30, 2024, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2024 and June 30, 2024 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of December 31, 2024 of $5,535.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2024	$41,566
Gain on change in fair value of derivative liability	(36,031)
Derivative liability at December 31, 2024	$5,535

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2023-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2024, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2024 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Segment Reporting

The Company operates in one business segment which technologies are focused on IT professional services, data analytics, cybersecurity, and product development.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

	December 31,	June 30,
	2024	2024
Weighted average common shares outstanding	240,307,518	102,376,772
Effect of dilutive securities-when applicable:
Convertible promissory notes	19,055,227	39,637,009
Preferred stock	15,283	15,283
Common stock options	2,222	2,222
Warrants	5,112,426	5,114,576
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	264,492,676	147,145,862

NOTE 3: DERIVATIVE LIABILITIES

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2024 and June 30, 2024 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $36,031 and a loss of $32,689 for the six months December 31, 2024 and 2023, respectively in the Company’s consolidated statements of operations, under the caption “Gain on change of fair value of derivative liability”. The fair value of the warrants at December 31, 2024 and June 30, 2024 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at December 31, 2024 and June 30, 2024 is $5,535 and $41,566, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”. There were no conversions of these convertible notes during the six months ended December 31, 2024.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Six Months Ended December 31,
	2024	2023
Effective exercise price	$0.00136	$0.0082
Effective market price	$0.0015	$0.0169
Expected volatility	238.14-279.61%	268.04%
Risk-free interest	4.39%	5.59%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2024 is follows:

Derivative liability at June 30, 2024	$41,566
Gain on change in fair value of derivative liability	(36,031)
Derivative liability at December 31, 2024	$5,535

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2024 is as follows:

Accrued interest payable at June 30, 2024	$540,116
Conversion of accrued interest into common stock	(49,709)
Interest expense paid in cash	(20,007)
Interest expense accrued for the six months ended December 31, 2024	125,125
Write off of accrued interest payable	(361,559)
Accrued interest payable at December 31, 2024	$233,966

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At December 31, 2024 and June 30, 2024 convertible debentures consisted of the following:

	December 31,	June 30,
	2024	2024
Convertible notes payable	$246,443	$541,383
Discount on convertible notes	(2,024)	(7,022)
Convertible notes, net	$244,419	$534,361

The Company had seventeen convertible promissory notes aggregating $244,416 and $534,361 at December 31, 2024 and June 30, 2024, respectively. The related accrued interest amounted to approximately $126,985 and $251,445 at December 31, 2024 and June 30, 2024, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $22,500  per share, and two of them have variable convertible prices that caused the derivative treatment for embedded derivative options. See Note 3 for further details. At December 31, 2024, approximately $193,020 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance are summarized below:

Convertible payable at June 30, 2024	$534,361
Write off of convertible notes	(208,500)
Amortization of discount related to convertible notes payable	4,998
Conversion of convertible notes payable into common stock	(86,440)
Convertible payable at December 31, 2024	$244,419

For the six months ended December 31, 2024, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Mast Hill	33,666,490	$86,440	49,709	5,250	141,399	$0.0042
Total	33,666,490	$86,440	49,709	5,250	141,399	$0.0042

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the six months ended December 31, 2024 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the six months ended December 31, 2024	$725,059

A recap of the Gain on extinguishment of debt for the six months ended December 31, 2023 is as follows:

Loss on extinguishment of debt related to payoff of convertible note	$(12,035)
Gain on extinguishment of debt related to note conversions	66,765
Gain on extinguishment of debt for the six months ended December 31, 2023	$54,730

Notes Payable

The Company had promissory notes aggregating $807,060 and $777,954 at December 31, 2024 and June 30, 2024, respectively. The related accrued interest payable amounted to approximately $106,981 and $288,661 at December 31, 2024 and June 30, 2024, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $325,000 have matured as of December 31, 2024, and are in default.

In December 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $67,200 (the “Note”). An original issue discount of 15% ($11,200) was applied on the issuance date, and the Company reimbursed the Investor for expenses for legal fees and due diligence of $6,000, resulting in net loan proceeds to us of $50,000. In addition, a one-time interest charge of 15% ($10,080) was applied on the issuance date. Accrued, unpaid Interest and outstanding principal, subject to adjustment, is required to be paid in four (4) payments; the initial payment in the amount of $46,368; with the final three (3) payments in the amount of $10,304.00 (a total payback to the Holder of $77,280.00). The loan closed on December 30, 2024.

The Company has the right to prepay the Note at any time with no prepayment penalty.

Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and we will be obligated to pay to the Lender, in full satisfaction of our obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to the conversion rights referred to below.

Following a default, the Lender may in its option, convert the outstanding principal and interest on the Note into shares of our common stock at a conversion price per share equal to 65% of the lowest trading price for the common stock during the twenty (20) trading days prior to the conversion date. We agreed to reserve a number of shares of our common stock equal to four (4) times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

The Note provides for standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The interest rate on the Note increases to 22% upon the occurrence of an event of default. The Note also contains customary positive and negative covenants. The Note includes penalties and damages payable to the Lender in the event we do not comply with the terms of the Note, including in the event we do not issue shares of common stock to the Lender upon conversion of the Note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Note, we are required to pay the Lender liquidated damages in addition to the amount owed under the Note.

At no time may the Note be converted into shares of our common stock if such conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

In the event that the Note is not repaid and the Lender declares a default, our shareholders may suffer significant dilution if, and to the extent that, the balance of the Note is converted into common stock.

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

At December 31, 2024, the Company had 3,000,000,000 authorized common shares.

At December 31, 2024, the Company has 265,470,081 common shares issued and outstanding.

Issuances of Common Stock During the Six Months Ended December 31, 2024

Convertible Notes Payable

During the six months ended December 31, 2024 the Company issued 33,666,490 shares of its common stock related to the conversion of $141,399 of principal, accrued interest, and fees for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share with no gain or loss.

Stock Based Compensation

During the six months ended December 31, 2024 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $52,500, or $0.0042 per share, based on the share price at the time of the transactions.

During the six months ended December 31, 2024 5,350,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under consulting agreements. The shares were valued at $23,270, or $0.00435 per share.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 6: STOCKHOLDERS’ DEFICIT, continued

Series B Convertible Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This new Series B Preferred Stock has a $0.001 par value, and each 300 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share.

Series C Convertible Preferred Stock

Thirty thousand (30,000) shares of preferred stock were designated as a new Series C Preferred stock in October 2023. This new Series C Preferred Stock has a $0.001 par value, and has a stated value of $100 per share. The Series C shares are convertible into shares of the Company’s common stock at the price of $0.075 per share, subject to customary adjustment, including in the event of certain issuances at a price lower than $0.075 per share, as set forth in the Certificate of Designations for the Series C Preferred. The shares of the Series C Preferred shall rank (i) senior to the Company’s Common Stock and any other class or series of capital stock of the Company hereafter created, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred (each of the securities in clause (i) collectively referred to as “Junior Stock”) and (ii) pari passu with the Company’s Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock and any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series C Preferred, in each case as to dividend distributions or distributions of assets upon liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event, whether voluntary or involuntary. Holders of the Series C Preferred will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). There were no Series C Convertible Preferred shares outstanding as of December 31, 2024.

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

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2024 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,114,576	$0.023
Granted	-	-
Exercised	-	-
Forfeited	(2,150)	15.34
Balance at end of period	5,112,426	$0.0169

Warrants exercisable at end of period	5,112,426	0.0169

The following table summarizes information about common stock warrants outstanding at December 31, 2024:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At December 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2024	Weighted Average Exercise Price
$0.0169	5,112,426	2.67 Years	$0.0169	5,112,426	$0.0169
	5,112,426	2.67 Years	$0.0169	5,112,426	$0.0169

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 7: GAIN ON DEBT WRITE-OFF

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the six months ended December 31, 2024 the gain on extinguishment of debt was:

Accrued interest expense	361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the six months ended December 31, 2024	$725,059

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the six months ended December 31, 2024 and 2023, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the six months ended December 31, 2024 and 2023, the Company did not recognize any non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2024, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of December 31, 2024.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended December 31,	Year ended June 30,
	2024	2024
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2024 and June 30, 2024 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2024	2,222	$27.00	$-	$0	1.33
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
At December 31, 2024	2,222	$27.00	$-	$0	1.33

The following table summarizes information about employee stock options outstanding at December 31, 2024:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2024	Life	Price	2024	Price	Life
$27.00	2,222	1.33	$27.00	2,222	$27.00	1.33
Outstanding options	2,222	1.33	$27.00	2,222	$27.00	1.33

As of December 31, 2024, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse or the vesting conditions of the award are not met. The holder of a vested restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2024 is presented in the following table:

	For the six months ended
	December 31, 2024
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2024	-	$-
Granted	17,850,000	$0.0042
Forfeited	-	$-
Vested	(17,850,000)	$0.0042
Unvested at December 31, 2024	-	$-

As of December 31, 2024 the Company had no unrecognized pre-tax non-cash compensation expense.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2024 there was $239,159 outstanding of such advances made to the Company.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	December 31	June 30
	2024	2024
Accrued Payroll - officers	$1,257,132	$1,140,246
Accrued payroll - staff	1,034,797	846,033
	$2,291,929	$1,986,279

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at December 31, 2024.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2024, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of December 31, 2024, we have not generated any revenue related to these license agreements.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 12 – FAIR VALUE MEASUREMENT

Fair value measurements

At December 31, 2024 and June 30, 2024, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2024 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2024:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$5,535

Total derivative liability	$-	$-	$5,535

NOTE 12: SUBSEQUENT EVENTS

In January 2025 the Company issued 12,095,000 shares of its $0.0001 par value common stock upon the conversion of principal interest, and fees of $50,799 of its outstanding promissory notes, valued at $0.0042 per share.

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

Visium is a provider of comprehensive IT infrastructure professional services, specializing in delivering innovative, scalable, and secure technology solutions, including network engineering, system engineering, converged infrastructure deployment, software development, and cybersecurity services. The company’s proprietary platform integrates cybersecurity visualization, big data analytics, and automation, serving traditional cybersecurity needs as well as applications in the Internet of Things (IoT) and data analytics.

In March 2019, Visium secured a software license agreement with MITRE Corporation for CyGraph, a patented technology designed for cyber warfare analytics, visualization, and knowledge management. CyGraph, a military-grade big data analytics tool, leverages graph database technology to deliver scalable and comprehensive cybersecurity solutions. Initially developed for the U.S. Army and actively used by U.S. Army Cyber Command, CyGraph enables advanced situational awareness and analytics for cybersecurity operations.

Visium has since advanced the technology under the brand TruContext™. The commercialization of TruContext™ involved transforming it into a native cloud application, incorporating multi-user and multi-tenant capabilities, and enhancing the graphical user interface (GUI) for improved usability. Additional features, such as robust dashboards and reporting tools, were also developed to meet enterprise needs.

TruContext™ is designed to help enterprises analyze vast amounts of real-time network data. It empowers security analysts with actionable insights to protect networks from threats, understand relationships between assets, analyze communication patterns, and identify cybersecurity vulnerabilities—all in real-time.

In November 2023, Visium Technologies secured a $20 million contract with its partner, Cybastion Institute of Technology, marking its entry into the digital transformation and data center design and construction market. This contract involves overseeing the design and construction of advanced data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium's responsibilities include architecture and design, power and civil engineering, controls and distribution systems, rack layouts, network topology, high-availability vendor integration, and implementing a comprehensive security stack featuring the proprietary TruContext™ cybersecurity platform. As of December 31, 2024, no activity has commenced under this contract.

TruContext™ Cybersecurity Platform Overview

TruContext™ is a cutting-edge platform that delivers visualization, advanced cyber monitoring intelligence, threat hunting, forensic and root cause analysis, data modeling, analytics, and automation. Its mission is to empower decision-makers by providing intuitive access to actionable insights, reducing security risks, and simplifying operations. By integrating powerful data analysis directly into users' hands, TruContext™ accelerates informed decision-making and removes the reliance on technical specialists.

Key Benefits and Capabilities:

•

Simplification of Security Operations: The platform reduces complexity and costs associated with traditional business intelligence and security solutions, streamlining siloed security products into a unified system.

•	Automation: Certain manual processes are automated, freeing personnel to focus on critical tasks.
•	Proactive Threat Detection: TruContext™ enables iterative threat hunting, detecting advanced threats that evade traditional solutions.
•	Forensic Analysis: In the event of a breach, the platform quickly identifies the root cause, timeline, and downstream impact, helping organizations mitigate damage efficiently.
•

Versatility: TruContext™ supports a broad range of use cases, including cybersecurity threat intelligence, critical infrastructure security, supply chain analytics, fraud detection, law enforcement, compliance, and healthcare.

Real-Time Threat Mitigation

For example, a sophisticated attack like the 2019-2020 SolarWinds hack, which went undetected for 14 months, could have been identified and mitigated much sooner with TruContext™ analyzing streaming network data in real-time. This demonstrates the platform’s capability to deliver timely insights and actionable intelligence.

Addressing Industry Challenges

Visium addresses the critical challenges faced by security practitioners, such as:

•	The growing complexity and volume of cyberattacks.
•	Limited resources and experienced personnel for thorough investigations.
•	The urgent need for real-time analysis during breaches to minimize damage.

By equipping organizations with tools for root cause analysis, forensics, and proactive security measures, TruContext™ ensures networks are more resilient and secure.

TruContextTM directly addresses these challenges by:

Providing real-time comprehensive visualized information on security events, that

•	allow the cyber warrior to immediately pinpoint the root cause of the breach; and
•	know with certainty the prioritization and required remediation.

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

A use-case example for TruContextTM would be in the event sensitive data is being exfiltrated from your network to an external IP address. TruContextTM has the capability to identify this activity and provide alerts that would allow the cyber analyst to quickly remediate the problem.

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

Visium currently plans to generate revenue in three (3) primary ways:

•	through a virtual appliance model, primarily targeted to the Federal government, charging an annual seat license, with the seat license fee increasing based on the size of the network environment;
•	through a SaaS model, charging a recurring monthly license fee for TruContextTM based on the size of the network environment and the number of TruContextTM Identifiers (nodes); and
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

Employees

As of December 31, 2024, we had five (5) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended December 31, 2024 and 2023

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating expenses:
Selling, general and administrative	$280,483	$1,083,168	$650,948	$1,591,308
Development expense	75	19,446	75	47,809
Total Operating Expenses	280,558	1,102,614	651,023	1,639,117

Loss from Operations	(280,558)	(1,102,614)	(651,023)	(1,639,117)

Other income (expenses):
Gain on change in fair value of derivative liabilities	9,921	93,085	36,031	32,689
Gain (loss) on extinguishment of debt	-	(66,765)	725,059	(12,035)
Interest expense	(111,143)	(132,014)	(165,231)	(178,544)
Total other income (expenses)	(101,222)	(105,694)	595,859	(157,890)

Net loss	$(381,780)	$(1,208,308)	$(55,164)	$(1,797,007)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2024

For the six months ended December 31, 2024, selling, general and administrative expenses were $650,948 as compared to $1,591,308 for the six months ended December 31, 2023. For the six-month periods ended December 31, 2024 and 2023 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,		Increase/
	2024	2023	Decrease	% Change
Accounting expense	$34,707	$47,710	$(13,003)	(27%)
Consulting fees	60,000	105,000	(45,000)	(43%)
Salaries	448,661	459,189	(10,528)	(2%)
Legal and professional fees	21,000	31,344	(10,344)	(33%)
Travel expense	154	6,617	(6,463)	(98%)
Occupancy expense	82	1,100	(1,018)	(93%)
Telephone expense	2,463	2,686	(223)	(8%)
Marketing expense	-	550	(550)	(100%)
Website expense	696	-	696	N/A
Stock based consulting expense	23,270	306,095	(282,825)	(92%)
Stock based compensation	52,500	610,032	(557,532)	(91%)
Other	7,415	20,985	(13,570)	(65%)
	$650,948	$1,591,308	$(940,360)	(59%)

The decrease in selling, general and administrative expenses of $940,360 during fiscal 2025, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $282,825, a decrease in stock-based compensation expense of $557,532, lower consulting expense of $45,000, lower legal and professional fees expense of $10,344, lower salary expense of $10,528, lower travel expenses of $6,46, and lower accounting expense of $13,003.

We believe that our selling, general, and administrative expenses will be lower over the rest of the current fiscal year, driven by decreased stock-based compensation expense, offset by an increase in expenses related to greater business activity over the remainder of fiscal 2025.

Development Expense

	Six-Months Ended
	December 31,		%
	2024	2023	Change
Development expense	$75	$47,809	(99.8%)

Development expense represents the expense to further enhance and commercialize our products.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2024	2023	Change
Gain (loss) on change in fair value of derivative liabilities	$36,031	$32,689	(10%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Six-Months Ended
	December 31,		%
	2024	2023	Change
Interest expense	$165,231	$178,544	(7.5%)

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the six months ended December 31, 2024 due to higher note balances, offset by lower debt discount amortization of $75,060 as compared to the prior year period.

Gain (loss) on extinguishment of debt

	Six-Months Ended
	December 31,		%
	2024	2023	Change
Gain (loss) on extinguishment of debt	$725,059	$(12,035)	6,125%

Three Month Period Ended December 31, 2024

For the three months ended December 31, 2024, selling, general and administrative expenses were $280,483 as compared to $1,083,168 for the three months ended December 31, 2023. For the three months ended December 31, 2024 and 2023 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,		Increase/
	2024	2023	Decrease	% Change
Accounting expense	$9,801	$17,131	$(7,330)	(27%)
Consulting fees	30,000	29,999	1	(43%)
Salaries	225,486	215,799	9,687	(2%)
Legal and professional fees	10,500	10,804	(304)	(33%)
Travel expense	154	1,721	(1,567)	(98%)
Occupancy expense	85	518	(433)	(93%)
Telephone expense	1,121	1,487	(366)	(8%)
Marketing expense	0	550	(550)	(100%)
Website expense	696	-	696	N/A
Stock based consulting expense	-	258,748	(258,748)	(92%)
Stock based compensation	-	543,108	(543,108)	(91%)
Other	2,640	3,303	(663)	(65%)
	$280,483	$1,083,168	$(802,685)	(59%)

The decrease in selling, general and administrative expenses of $802,685 for the three months ended December 31, 2024, when compared with the prior year period, is primarily due to a decrease in stock-based consulting expense of $258,748, a decrease in stock-based compensation expense of $543,109, and a decrease in accounting expense of $7,330.

Development Expense

	Three-Months Ended
	December 31,		%
	2024	2023	Change
Development expense	$75	$19,446	(99.6%)

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2024	2023	Change
Gain on change in fair value of derivative liabilities	$9,921	$93,085	(89.3)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Loss on extinguishment of debt

	Three-Months Ended
	December 31,		%
	2024	2023	Change
Loss on extinguishment of debt	$-	$(66,765)	100%

Interest Expense

	Three-Months Ended
	December 31,		%
	2024	2023	Change
Interest expense	$111,143	$132,014	16.2%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended December 31, 2024 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31,	June 30,
	2024	2024
Cash	$6,655	$8,456
Accounts payable and accrued expenses	1,171,551	1,094,516
Accrued compensation	2,291,929	1,986,279
Notes, convertible notes, and accrued interest payable	$1,285,445	$1,852,431

At December 31, 2024 and June 30, 2024, our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $218,247 and $267,208 during the six-month periods ended December 31, 2024 and 2023, respectively, and has a working capital deficit of approximately $4.99 million and $5.15 million at December 31, 2024 and June 30, 2024, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2024

Net cash used in operations during the six months ended December 31, 2024 decreased by $48,961 or about 18% from the same period during fiscal year 2023. The cash used in operations was obtained through advances from directors totaling $56,526, the issuance of promissory notes that netted the Company $270,000 during the six months ended December 31, 2024.

Six months ended December 31, 2023

Net cash used in operations during the six months ended December 31, 2023 decreased by $10,891 or less than 4% from the same period during fiscal year 2022. The cash used in operations was obtained through advances from directors totaling $40,055, the issuance of two convertible notes totaling $86,717, and the issuance of four promissory notes that netted the Company $235,000 during the six months ended December 31, 2023.

Capital Raising Transactions

Other outstanding obligations at December 31, 2024

Convertible Notes Payable

The Company had convertible promissory notes aggregating $244,419 outstanding at December 31, 2024. The accrued interest amounted to approximately $126,985 as of December 31, 2024. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $22,500 per share, at the holders’ option. At December 31, 2024, $193,020 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $807,060 at December 31, 2024. The related accrued interest amounted to approximately $106,981 at December 31, 2024. The Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable at maturity of the note. At December 31, 2024, $325,000 of the promissory notes have matured and are in default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2024, management identified the following material weaknesses:

•	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

•	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	Our Board of Directors consisted of six members; however, we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2024 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the six months ended December 31, 2024 the Company issued 33,666,490 shares of its common stock related to the conversion of $141,399 of principal, accrued interest, and fees for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the six months ended December 31, 2024 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $52,500, or $0.0042 per share, based on the share price at the time of the transactions.

During the six months ended December 31, 2024 5,350,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under consulting agreements. The shares were valued at $23,270, or $0.00435 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
February 14, 2025		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 14, 2025		Mark Lucky
CFO, principal accounting officer

