Form 10-Q
period 2025-03-31
VISIUM TECHNOLOGIES, INC.
filed 2025-05-15
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 15, 2025, was 282,094,861.

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

2

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$22,211	$8,456

Total assets	$22,211	$8,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,209,885	$1,094,516
Accrued compensation	2,441,179	1,986,279
Due to officer	278,159	182,633
Accrued interest	269,091	540,116
Convertible notes payable, net of discount of $0 and $7,022 as of March 31, 2025 and June 30, 2024, respectively	214,502	534,361
Derivative liabilities	18,411	41,566
Notes payable, net of discount of $26,020 and $27,126 as of March 31, 2025 and June 30, 2024, respectively	876,181	777,954
Total current liabilities	5,307,408	5,157,425

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 20,000,000 shares authorized, 13,992,340 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 10,000 shares issued and outstanding as of March 31, 2025 and 0 shares issued and outstanding as of June 30, 2024	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2025 and June 30, 2024, respectively)	-	-
Common stock, $0.0001 par value, 3,000,000,000 shares authorized: 282,094,861 shares issued and outstanding at March 31, 2025, and 213,953,591 shares issued and outstanding at June 30, 2024, respectively (See Note 8)	28,211	21,397
Additional paid in capital	57,841,984	57,561,804
Accumulated deficit	(63,170,712)	(62,747,490)
Total stockholders’ deficit	(5,285,197)	(5,148,969)

Total liabilities and stockholders’ deficit	$22,211	$8,456

(1)	Derived from audited financial statements.

See Condensed Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	257,019	399,604	907,968	1,990,912
Development expense	-	19,447	75	67,256
Total Operating Expenses	257,019	419,051	908,043	2,058,168

Loss from Operations	(257,019)	(419,051)	(908,043)	(2,058,168)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(12,876)	24,807	23,155	57,496
Gain (loss) on extinguishment of debt	-	(9,106)	725,059	(21,141)
Interest expense	(98,161)	(74,712)	(263,392)	(253,256)
Total other income (expenses)	(111,037)	(59,011)	484,822	(216,901)

Net loss	(368,056)	(478,062)	(423,221)	(2,275,069)

Loss per common share basic and diluted	$0.00	$(0.01)	$0.00	$(0.03)

Weighted average common shares outstanding – basic and diluted	270,959,767	108,132,383	252,219,024	74,327,012

See Condensed Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Nine months ended March 31, 2025

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	213,953,591	$21,397	$57,561,804	$(62,747,490)	$(5,148,969)

Shares issued as compensation to directors and officers	-	-	-	-	-	-	-	-	12,500,000	1,250	51,250	-	52,500
Shares issued for consulting services	-	-	-	-	-	-	-	-	5,350,000	535	22,735	-	23,270
Shares issued for conversion of notes payable	-	-	-	-	-	-	-	-	50,291,270	5,029	206,196	-	211,224
Net loss for the nine months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	(423,221)	(423,221)
Balance at March 31, 2025	13,992,340	13,992	1,327,670	$1,328	0	$-	1	$0	282,094,861	$28,211	$57,841,984	$(63,170,712)	$(5,285,197)

Three months ended March 31, 2025

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	13,992,340	13,992	1,327,670	$1,328	0	$-	1	$0	265,470,081	$26,458	$57,773,822	$(62,802,654)	$(4,986,964)

Shares issued for conversion of notes payable	-	-	-	-	-	-	-	-	16,624,780	1,662	68,682	-	69,825
Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	-	(368,056)	(368,056)
Balance at March 31, 2025	13,992,340	13,992	1,327,670	$1,328	0	$-	1	$0	282,094,861	$28,211	$57,841,984	$(63,170,712)	$(5,285,197)

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

For the three months ended March 31, 2024

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	96,501,142	$9,652	$57,400,982	$(62,150,867)	$(4,724,913)

Shares issued for consulting services	-	-	-	-	-	-	-	-	7,054,167	705	111,082	-	111,787
Shares issued for conversion of notes payable	-	-	-	-	-	-	-	-	22,916,941	2,291	179,246	-	181,537
Deemed dividend	-	-	-	-	-	-	-	-	-	-	145,670	(145,670)	-
Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	(478,062)	(478,062)

Balance at March 31, 2024	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	126,472,250	$12,648	$57,836,980	$(62,774,599)	$(4,909,651)

For the nine months ended March 31, 2024

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued for consulting services	-	-	-	-	-	-	-	-	13,184,166	1,318	416,569	-	417,887
Shares issued as compensation to employees	-	-	-	-	-	-	-	-	5,320,000	532	88,875	-	89,407
Shares issued as compensation to directors and officers	-	-	-	-	-	-	-	-	30,960,000	3,096	517,528	-	520,624
Shares issued for conversion of notes payable	-	-	-	-	-	-	-	-	47,163,371	4,715	586,099	-	590,814
Deemed dividend	-	-	-	-	-	-	-	-	-	-	630,130	(630,130)	-
Net loss for the nine months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	-	(2,275,069)	(2,275,069)

Balance at March 31, 2024	13,992,340	$13,992	1,327,670	$1,328	-	$-	1	$0	126,472,250	$12,648	$57,836,980	$(62,774,599)	$(4,909,651)

See Condensed Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(423,221)	$(2,275,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,770	1,027,918
Amortization of debt discount	86,106	32,355
Gain on change in fair value of derivative liability	(23,155)	(57,496)
(Gain) loss on extinguishment of debt	(725,059)	21,141
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	193,393	236,568
Prepaid license fee	-	(19,446)
Accrued interest	107,375	204,830
Accrued compensation	454,900	461,650
Net cash used in operating activities	(253,891)	(367,549)

Cash flows from financing activities:
Proceeds from promissory notes payable	332,200	335,000
Repayment of convertible notes payable	-	(97,392)
Proceeds from convertible notes payable	-	133,000
Repayment of promissory notes payable	(160,080)	(83,849)
Advances from officers	95,526	79,055

Net cash provided by financing activities	267,646	365,814

Net increase (decrease) in cash	13,755	(1,735)

Cash, beginning of period	8,456	9,982

Cash, end of period	$22,211	$8,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,007	$8,531
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable, accrued interest, and fees	$211,224	$590,814

See Condensed Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In November 2023, Visium expanded its scope by securing a $20 million contract through its partner, Cybastion Institute of Technology, to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. The project includes developing data center architecture, power and civil engineering, network topology, vendor high availability solutions, and a comprehensive security stack that integrates TruContext™. As of March 31, 2025, no activities have commenced under this contract.

In April 2021, Visium established JAJ Advisory, LLC, a Virginia-based subsidiary for non-cybersecurity-related business opportunities. As of March 31, 2025, this subsidiary has not undertaken any activities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2025 we had a net loss of $423,221, and had net cash used in operating activities of $253,891 and negative working capital of $5,285,197. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024. The results of operations for the nine months ended March 31, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2025.

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2025 and year ended June 30, 2024.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of March 31, 2025 and June 30, 2024, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2025 and June 30, 2024 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every reporting period thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of March 31, 2025 of $18,411.

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2024 the Company issued convertible securities with variable conversion provisions that resulted in derivative liabilities.

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

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Share-Based Payments

The Company accounts for stock-based compensation in accordance with Accounting Standards Update (“ASU”) 2023-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2025, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2024 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

Segment Reporting

The Company operates in one business segment which technologies are focused on IT professional services, data analytics, cybersecurity, and product development.

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

For the three and nine months ended March 31, 2025 and 2024, the Company incurred net losses, and as such, the impact of potentially dilutive securities was excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for all periods presented.

The following table sets forth the weighted-average number of shares outstanding and the potentially dilutive securities that were excluded:

	March 31,	June 30,
	2025	2024
Weighted average common shares outstanding	252,219,024	102,376,772
Effect of dilutive securities-when applicable:
Convertible promissory notes	11,450,168	39,637,009
Preferred stock	15,283	15,283
Common stock options	2,222	2,222
Warrants	5,112,426	5,114,576
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	268,799,123	147,145,862

NOTE 3: DERIVATIVE LIABILITIES

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2025 and June 30, 2024 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $23,155 and a loss of $57,496 for the nine months March 31, 2025 and 2024, respectively in the Company’s consolidated statements of operations, under the caption “Gain on change of fair value of derivative liability”. The fair value of the warrants at March 31, 2025 and June 30, 2024 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2025 and June 30, 2024 is $18,411 and $41,566, respectively, which is reported on the consolidated balance sheets under the caption “Derivative liability”.  There were no conversions of these convertible notes during the nine months ended March 31, 2025.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Nine Months Ended March 31,
	2025	2024
Effective exercise price	$0.00129	$0.0026
Effective market price	$0.0030	$0.0039
Expected volatility	228.81-279.61%	156.53%
Risk-free interest	4.35%	5.48%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2025 is as follows:

Derivative liability at June 30, 2024	$41,566
Gain on change in fair value of derivative liability	(23,155)
Derivative liability at March 31, 2025	$18,411

NOTE 4: ACCRUED INTEREST

Changes in accrued interest payable during the nine months ended March 31, 2025 is as follows:

Accrued interest at June 30, 2024	$540,116
Conversion of accrued interest into common stock	(84,093)
Interest expense paid in cash	(20,016)
Interest expense accrued for the nine months ended March 31, 2025	194,643
Write off of accrued interest payable	(361,559)
Accrued interest at March 31, 2025	$269,091

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 5: CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

At March 31, 2025 and June 30, 2024 convertible debentures consisted of the following:

	March 31,	June 30,
	2025	2024
Convertible notes payable	$214,502	$541,383
Discount on convertible notes	-	(7,022)
Convertible notes, net	$214,502	$534,361

The Company had seventeen convertible promissory notes aggregating $214,502 and $534,361 at March 31, 2025 and June 30, 2024, respectively. The related accrued interest amounted to approximately $132,685 and $251,445 at March 31, 2025 and June 30, 2024, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $22,500 per share, and two of them have variable convertible prices that caused the derivative treatment for embedded derivative options.  See Note 3 for further details. At March 31, 2025, approximately $193,020 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

The changes in the convertible notes payable balance are summarized below:

Convertible payable at June 30, 2024	$534,361
Write off of convertible notes	(208,500)
Amortization of discount related to convertible notes payable	7,022
Conversion of convertible notes payable into common stock	(118,381)
Convertible notes payable at March 31, 2025	$214,502

For the nine months ended March 31, 2025, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
Mast Hill	50,291,270	$118,381	84,093	8,750	211,224	$0.0042
Total	50,291,270	$118,381	84,093	8,750	211,224	$0.0042

The remaining balance on the Mast Hill convertible note is $0 as of March 31, 2025.

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the nine months ended March 31, 2025 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the nine months ended March 31, 2025	$725,059

NOTE 6: NOTES PAYABLE

Notes Payable

The Company had promissory notes aggregating $876,181 and $777,954 at March 31, 2025 and June 30, 2024, respectively. The related accrued interest payable amounted to approximately $136,405 and $288,661 at March 31, 2025 and June 30, 2024, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $485,000 have matured as of March 31, 2025, and are in default.

In December 2024, the Company entered into a Securities Purchase Agreement with an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $67,200 (the “Note”). An original issue discount of 15% ($11,200) was applied on the issuance date, and the Company reimbursed the Investor for expenses for legal fees and due diligence of $6,000, resulting in net loan proceeds to us of $50,000. In addition, a one-time interest charge of 15% ($10,080) was applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in four (4) payments; the initial payment in the amount of $46,368; with the final three (3) payments in the amount of $10,304.00 (a total payback to the Holder of $77,280.00). The loan closed on December 30, 2024.

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

NOTE 7: STOCKHOLDERS’ DEFICIT

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

At March 31, 2025, the Company had 3,000,000,000 authorized common shares.

At March 31, 2025, the Company has 282,094,861 common shares issued and outstanding.

Issuances of Common Stock During the Nine Months Ended March 31, 2025

Convertible Notes Payable

During the nine months ended March 31, 2025 the Company issued 50,291,270 shares of its common stock related to the conversion of $211,224 of principal, accrued interest, and fees for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share with no gain or loss

Stock Based Compensation

During the nine months ended March 31, 2025 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were fair valued at $52,500, or $0.0042 per share, based on the share price at the time of the transactions, and the related expense is included in Selling, general and administrative expense on the Consolidated Statement of Operations.

During the nine months ended March 31, 2025 5,350,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under consulting agreements. The shares were fair valued at $23,270, or $0.00435 per share, and the related expense is included in Selling, general and administrative expense on the Consolidated Statement of Operations.

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

Series C Convertible Preferred Stock

Thirty thousand (30,000) shares of preferred stock were designated as a new Series C Preferred stock in October 2023. This new Series C Preferred Stock has a $0.001 par value, and has a stated value of $100 per share. The Series C shares are convertible into shares of the Company’s common stock at the price of $0.075 per share, subject to customary adjustment, including in the event of certain issuances at a price lower than $0.075 per share, as set forth in the Certificate of Designations for the Series C Preferred. The shares of the Series C Preferred shall rank (i) senior to the Company’s Common Stock and any other class or series of capital stock of the Company hereafter created, the terms of which specifically provide that such class or series shall rank junior to the Series C Preferred (each of the securities in clause (i) collectively referred to as “Junior Stock”) and (ii) pari passu with the Company’s Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock and any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series C Preferred, in each case as to dividend distributions or distributions of assets upon liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event, whether voluntary or involuntary. Holders of the Series C Preferred will vote together with the holders of the Company’s Common Stock on an as-converted basis on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). There were no Series C Convertible Preferred shares outstanding as of March 31, 2025.

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

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2025 and changes during the fiscal year ending on that date is as follows:

	Number of Warrants	Weighted Average Exercise Price
Common Stock Warrants
Balance at beginning of year	5,114,576	$0.023
Granted	-	-
Exercised	-	-
Forfeited	(2,150)	15.34
Balance at end of period	5,112,426	$0.0169

Warrants exercisable at end of period	5,112,426	0.0169

The following table summarizes information about common stock warrants outstanding at March 31, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At March 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At March 31, 2025	Weighted Average Exercise Price
$0.0169	5,112,426	2.42 Years	$0.0169	5,112,426	$0.0169
	5,112,426	2.42 Years	$0.0169	5,112,426	$0.0169

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25. For the nine months ended March 31, 2025 and 2024, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the nine months ended March 31, 2025 and 2024, the Company did not recognize any non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2025, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of March 31, 2025.

A summary of the status of the Company’s outstanding stock options as of March 31, 2025 and changes during the period ending is as follows:

		Weighted Average	Weighted Average	Aggregate	Weighted Average
		Exercise	Grant Date	Intrinsic	Remaining
	Shares	Price	Fair Value	Value	Term (Yrs)
Options
Outstanding at June 30, 2024	2,222	$27.00	$15.19	$0	1.08
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
Outstanding at March 31, 2025	2,222	$27.00	$-	$0	1.08

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.003 for the Company’s Common Stock on March 31, 2025 and the closing stock price of $0.0042 for the Company’s Common Stock on June 30, 2024.

The following table summarizes information about employee stock options outstanding at March 31, 2025:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Range of Exercise Price	2025	Life	Price	2025	Price	Life
$27.00	2,222	1.08	$27.00	2,222	$27.00	1.08
Outstanding options	2,222	1.08	$27.00	2,222	$27.00	1.08

As of March 31, 2025, the Company had $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse or the vesting conditions of the award are not met. The holder of a vested restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the nine months ended March 31, 2025 is presented in the following table:

	For the nine months ended
	March 31, 2025
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2024	-	$-
Granted	17,850,000	$0.0042
Forfeited	-	$-
Vested	(17,850,000)	$0.0042
Unvested at March 31, 2025	-	$-

As of March 31, 2025 the Company had no unrecognized pre-tax non-cash compensation expense.

NOTE 9: GAIN ON EXTINGUISHMENT OF DEBT

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the nine months ended March 31, 2025 the gain on extinguishment of debt was:

Accrued interest expense	361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the nine months ended March 31, 2025	$725,059

NOTE 10: RELATED PARTY TRANSACTIONS

Equity transactions with related parties, if any, are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2025 there was $278,159 outstanding of such advances made to the Company.

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 11 - ACCRUED COMPENSATION

Accrued compensation consist of the following at:

	March 31	June 30
	2025	2024
Accrued compensation - officers	$1,258,396	$1,140,246
Accrued compensation - staff	1,182,783	846,033
	$2,441,179	$1,986,279

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at March 31, 2025.

 Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2025, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of March 31, 2025, we have not generated any revenue related to these license agreements.

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

VISIUM TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q, and there were no events or transactions that require recognition or disclosure in the consolidated financial statements.

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

In November 2023, Visium Technologies secured a $20 million contract with its partner, Cybastion Institute of Technology, marking its entry into the digital transformation and data center design and construction market. This contract involves overseeing the design and construction of advanced data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium's responsibilities include architecture and design, power and civil engineering, controls and distribution systems, rack layouts, network topology, high-availability vendor integration, and implementing a comprehensive security stack featuring the proprietary TruContext™ cybersecurity platform. As of March 31, 2025, no activity has commenced under this contract.

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

Employees

As of March 31, 2025, we had five (5) full-time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended March 31, 2025 and 2024

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$257,019	$399,604	$907,968	$1,990,912
Development expense	-	19,447	75	67,256
Total Operating Expenses	257,019	419,051	908,043	2,058,168

Loss from Operations	(257,019)	(419,051)	(908,043)	(2,058,168)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(12,876)	24,807	23,155	57,496
Gain (loss) on extinguishment of debt	-	(9,106)	725,059	(21,141)
Interest expense	(98,161)	(74,712)	(263,392)	(253,256)
Total other income (expenses)	(111,037)	(59,011)	484,822	(216,901)

Net loss	$(368,056)	$(478,062)	$(423,221)	$(2,275,069)

Selling, General, and Administrative Expenses

Nine Month Period Ended March 31, 2025

For the nine months ended March 31, 2025, selling, general and administrative expenses were $907,968 as compared to $1,990,912 for the nine months ended March 31, 2024. For the nine-month periods ended March 31, 2025 and 2024 selling, general and administrative expenses consisted of the following:

	Nine Months Ended
	March 31,		Increase/
	2025	2024	Decrease	% Change
Accounting expense	$45,007	$63,840	$(18,833)	(30%)
Consulting fees	90,000	135,000	(45,000)	(33%)
Salaries	650,122	684,056	(33,934)	(5%)
Legal and professional fees	31,500	41,844	(10,344)	(25%)
Travel expense	154	6,616	(6,463)	(98%)
Occupancy expense	84	1,606	(1,606)	(95%)
Telephone expense	3,784	3,907	(123)	(3%)
Marketing expense	200	550	(350)	(64%)
Website expense	696	44	651	1,482%
Stock based consulting expense	23,270	418,285	(395,015)	(94%)
Stock based compensation	52,500	610,032	(557,532)	(91%)
Other	10,651	25,131	(14,480)	(58%)
	$907,968	$1,990,912	$(1,082,944)	(54%)

The decrease in selling, general and administrative expenses of $1,082,864 during fiscal 2025, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $395,015, a decrease in stock-based compensation expense of $557,532, lower consulting expense of $45,000, lower legal and professional fees expense of $10,344, lower salary expense of $33,934, lower travel expenses of $6,463, and lower accounting expense of $18,833.

We believe that our selling, general, and administrative expenses will be lower over the rest of the current fiscal year, driven by decreased stock-based compensation expense, offset by an increase in expenses related to greater business activity over the remainder of fiscal 2025.

Development Expense

	Nine-Months Ended
	March 31,		%
	2025	2024	Change
Development expense	$75	$67,256	(99.9%)

Development expense represents the expense to further enhance and commercialize our products.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2025	2024	Change
Gain (loss) on change in fair value of derivative liabilities	$23,155	$57,496	(59.7%)

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Nine-Months Ended
	March 31,		%
	2025	2024	Change
Interest expense	$263,392	$253,256	4.0%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the nine months ended March 31, 2025 due to higher note balances, offset by lower debt discount amortization of $75,060 as compared to the prior year period.

Gain (loss) on extinguishment of debt

	Nine-Months Ended
	March 31,		%
	2025	2024	Change
Gain (loss) on extinguishment of debt	$725,059	$(21,141)	3,529.6%

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the nine months ended March 31, 2025 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the nine months ended March 31, 2025	$725,059

Three Month Period Ended March 31, 2025

For the three months ended March 31, 2025, selling, general and administrative expenses were $257,019 as compared to $399,604 for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2025	2024	Increase/ Decrease	% Change
Accounting expense	$10,300	$16,130	$(5,832)	(36%)
Consulting fees	30,000	30,000	-	-
Salaries	201,461	224,867	(23,406)	(10%)
Legal and professional fees	10,500	10,500	-	-
Occupancy expense	-	506	(506)	(100%)
Telephone expense	1,321	1,221	101	(8%)
Marketing expense	200	-	200	100%
Website expense	-	44	(44)	(100%)
Stock based consulting expense	-	112,190	(112,190)	(100%)
Other	3,237	4,148	(911)	(22%)
	$257,019	$399,604	$(142,585)	(36%)

The decrease in selling, general and administrative expenses of $142,585 for the three months ended March 31, 2025, when compared with the prior year period, is primarily due to a decrease in stock-based consulting expense of $112,190, a decrease salaries of $23,406, and a decrease in accounting expense of $5,832.

Development Expense

	Three-Months Ended
	March 31,		%
	2025	2024	Change
Development expense	$75	$19,447	(99.9%)

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2025	2024	Change
Gain (loss) on change in fair value of derivative liabilities	$(12,876)	$24,807	(151.9)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Loss on extinguishment of debt

	Three-Months Ended
	March 31,		%
	2025	2024	Change
Loss on extinguishment of debt	$-	$(9,106)	100%

Interest Expense

	Three-Months Ended
	March 31,		%
	2025	2024	Change
Interest expense	$98,161	$74,712	31.4%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended March 31, 2025 due to higher principal balances and higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	March 31,	June 30,
	2025	2024
Cash	$22,211	$8,456
Accounts payable and accrued expenses	1,209,885	1,094,516
Accrued compensation	2,441,179	1,986,279
Notes, convertible notes, and accrued interest payable	$1,359,773	$1,852,431

At March 31, 2025 and June 30, 2024, our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $253,891 and $367,549 during the nine-month periods ended March 31, 2025 and 2024, respectively, and has a working capital deficit of approximately $5.29 million and $5.15 million at March 31, 2025 and June 30, 2024, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine months ended March 31, 2025

Net cash used in operations during the nine months ended March 31, 2025 decreased by $113,658 or about 31% from the same period during fiscal year 2024. The cash used in operations was obtained through advances from directors totaling $95,526, the issuance of promissory notes that netted the Company $332,200 during the nine months ended March 31, 2025.

Nine months ended March 31, 2024

Net cash used in operations during the nine months ended March 31, 2024 decreased by approximately $66,003 or approximately 14.6% from the same period during fiscal year 2024. The cash provided by financing activities was obtained through advances from directors totaling $79,055, the issuance of two convertible notes totaling $133,000, and the issuance of four promissory notes that netted the Company $335,000 during the nine months ended March 31, 2024.

Capital Raising Transactions

Other outstanding obligations at March 31, 2025

Convertible Notes Payable

The Company had convertible promissory notes aggregating $214,502 outstanding at March 31, 2025. The accrued interest amounted to approximately $132,685 as of March 31, 2025. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $22,500 per share, at the holders’ option. At March 31, 2025, $214,502 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $876,181 at March 31, 2025. The related accrued interest amounted to approximately $136,405 at March 31, 2025. The Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable at maturity of the note. At March 31, 2025, $325,000 of the promissory notes have matured and are in default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2025, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consisted of three members; however, we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2025 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the nine months ended March 31, 2025 the Company issued 50,291,270 shares of its common stock related to the conversion of $211,224 of principal, accrued interest, and fees for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the nine months ended March 31, 2025 the Company issued 12,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $52,500, or $0.0042 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2025 5,350,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under consulting agreements. The shares were valued at $23,270, or $0.00435 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
May 15, 2025		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
May 15, 2025		Mark Lucky
CFO, principal accounting officer

