Form 10-K
period 2025-06-30
VISIUM TECHNOLOGIES, INC.
filed 2025-10-07
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on December 31, 2024 was $279,014, at a share price of $0.0015 on that date. For purposes of this calculation, an aggregate of 186,009,308 shares of Common Stock were held by non-affiliates of the registrant on December 31, 2024 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of October 6, 2025: 417,544,861

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

2025 ANNUAL REPORT ON FORM 10-K

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

Visium is a provider of IT infrastructure professional services including network engineering, system engineering, converged infrastructure deployment, software development, Artificial Intelligence application development, and cybersecurity services. The Company provides a comprehensive suite of cybersecurity and AI solutions.  Visium’s proprietary cyber security visualization, big data analytics and automation platform operates in the traditional cyber security space, as well as in the Internet of Things and data analytics spaces.  In March 2019, Visium entered into a software license agreement with MITRE Corporation to license a patented technology known as CyGraph, a tool for cyber warfare analytics, visualization and knowledge management. CyGraph is a military-grade, highly scalable big data analytics tool for cyber security, using graph database technology. The development of the technology was sponsored by the US Army and is currently in use by U.S. Army Cyber Command. CyGraph provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. Visium has completed significant proprietary product development efforts to commercialize CyGraph, which the Company has rebranded as TruContextTM.

TruContext™ is a sophisticated tool for cyber warfare analytics, visualization, and knowledge management. It is built as a highly scalable big data analytics tool, specifically leveraging graph database technology. The platform provides advanced analytics for cybersecurity situational awareness, emphasizing scalability, flexibility, and comprehensiveness. It excels at the real-time ingestion and visualization of massive amounts of data, thereby simplifying the analytical effort for cybersecurity professionals. A core strength of TruContext™ lies in its ability to analyze highly connected data in real-time from any source, making connections between disparate data points. This capability is further enhanced by a no-code user interface that allows analysts to combine, layer, filter, and query data in ways that traditional analytics platforms often cannot.

The "graph database technology" for analyzing "highly connected data" represents a critical technological advantage for the Company's AI capabilities. In cybersecurity, understanding the complex, multi-dimensional relationships between users, devices, IP addresses, threats, and events is paramount. Traditional relational databases often struggle with these intricate connections, requiring computationally intensive operations. Graph databases, however, are purpose-built for modeling and querying such relationships efficiently. This allows TruContext™ to uncover deeper, more intuitive insights and causal relationships that might be overlooked by competing solutions. This technological choice underpins the platform's advanced analytical capabilities, enabling it to provide a comprehensive contextual understanding of data that addresses the problem of siloed information and offers a superior AI-driven analytical capability. TruContextTM would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amount of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats. The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

The Company is entering the digital transformation and data center design and construction market after it landed a contract in November, 2023 valued at over $20 million from its partner, Cybastion Institute of Technology. The contract is to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power civil engineering, controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack solution which will include Visium’s proprietary TruContext TM cybersecurity platform. As of October 6, 2025 no activity has occurred pursuant to this contract.

The AI-driven TruContextTM platform provides visualization, advanced cyber monitoring intelligence, threat hunting, forensic and root cause analysis, data modeling, analytics, and automation to help reduce risk, simplify security, and deliver better security outcomes. Our mission is to help people see and understand data, empowering decision-makers to make more informed and more timely decisions. Our solutions put the power of data into the hands of everyday people, allowing a broad population of business users to engage with their data, ask questions, solve problems, and create value.

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

Employees

At October 6, 2025, we had 5 full time employees.

Our principal offices are located at 4094 Majestic Lane, Suite 360, Fairfax, Virginia 22033.  We currently operate in a virtual office arrangement.  Our telephone number is (703) 273-0383.

Our common stock is quoted on the OTC ID Market under the symbol “VISM”. The last reported sales price of our common stock on the OTC ID on October 3, 2025, was $0.0075.

Recent Developments

On July 1, 2025 Visium began trading on the new Over-the-Counter Identification (“OTCID”) exchange. The OTCID is meant to replace the “Pink Current” tier, and is intended to establish baseline requirements for companies, including the submission of current information disclosures and management certifications. OTC Markets will still maintain the Pink Limited and Expert Market tiers for companies that do not meet the OTCID criteria.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring net losses which losses caused an accumulated deficit of approximately $64.1 million as of June 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our working capital deficit was approximately $5.84 million as of June 30, 2025. This deficit consists of $67,644 in current assets, offset by $5,908,509 in current liabilities. In addition, we had negative cash flow from operations for the year ended June 30, 2025 of approximately $411,177.  We do not have any liquid or other assets that can be liquidated to pay our current liabilities while we continue to incur additional liabilities to our officer and certain service providers who are working to prepare the documents required to be filed with the Securities and Exchange Commission to enable our common shares to be registered for trading. Since we currently have limited operations, the only ways we have of paying our current liabilities are to issue our common or preferred shares to our creditors or to issue unsecured promissory notes which may include certain features such as convertibility into common or preferred shares or warrants to purchase additional common or preferred shares in the future.

We had $1,593,484 of convertible notes, notes payable, and accrued interest payable as of June 30, 2025, of which $1,117,285 of this amount is past due, and we do not have the funds necessary to pay these obligations.

In addition to funding our operating expenses, we need capital to pay various debt obligations totaling approximately $1,117,285 as of June 30, 2025 which are either currently past due or which are due in the current fiscal year. Currently, there is $190,450 principal amount of the convertible notes payable which is past due, $535,000 principal of the notes payable which is past due, and $391,835 of accrued interest which is past due. The interest on the past due principal amounts will continue to accrue monthly at their stated rates. Holders of past due notes do not have a security interest in our assets. The existence of these obligations provides additional challenges to us in our efforts to raise capital to fund our operations.

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

Economic conditions may affect our ability to obtain financing.

Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will need. In light of these economic conditions, we may have difficulty raising sufficient capital to support potential business opportunities. These factors substantially increase the uncertainty, and thus the risk, of investing in our shares.

There are a number of factors related to our common stock which may have an adverse effect on our shareholders.

Shareholders’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities. In the event that we are required to issue additional shares, enter into private placements to raise financing through the sale of equity securities, the interests of existing shareholders in our Company will be diluted and existing shareholders may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we do issue additional shares, it will cause a reduction in the proportionate ownership and voting power of all existing shareholders.

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

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. As of June 30, 2025, our executive officer and directors beneficially owns 140,625,781 shares of Common Stock, or approximately 38% of our outstanding shares of Common Stock. In addition, our executive officer owns the only issued and outstanding share of Series AA Convertible Preferred Stock which entitles him to 51% of the Common votes on any matter requiring a shareholder vote. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including the election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

Our common stock is quoted in the over the counter market on the OTCID.

Our common stock is quoted on the OTCID. OTCID offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board. The requirements for quotation on the OTCID are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange. As an SEC reporting company, the Company satisfies and exceeds the minimal current information standard of the OTCID. Because our common stock is quoted on the OTCID, it is possible that fewer brokers or dealers would be interested in making a market in our common stock which could adversely impacts its liquidity.

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

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

-	The announcement of new products by our competitors;
-	The release of new products by our competitors;
-	Developments in our industry or target markets; and
-	General market conditions including factors unrelated to our operating performances

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to functional controls and segregation of duties. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2025.

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

We are subject to Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025, and concluded that our internal controls and procedures were not effective.

Risks Related to Operations Outside of the United States

We are subject to economic, political and other risks of doing business globally and in emerging markets.

We will be a multi-national business and our business strategies may involve expanding or developing our business in emerging market regions, including South America, Central America, the Middle East and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:

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

Item 2. Properties.

As of the filing of this Annual Report, our Company and its employees work 100% remotely. We rent our principal executive office from an unrelated third party on an annual basis for $600/year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTC ID Quotation System under the symbol “VISM,” but trade infrequently.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Fiscal Year Ended June 30, 2025

	High	Low
Quarter Ended September 30, 2024	$0.0062	$0.0010
Quarter Ended December 31, 2024	$0.0040	$0.0010
Quarter Ended March 31, 2025	$0.0040	$0.0011
Quarter Ended June 30, 2025	$0.0100	$0.0024

Fiscal Year Ended June 30, 2024

	High	Low
Quarter Ended September 30, 2023	$0.0299	$0.0061
Quarter Ended December 31, 2023	$0.0298	$0.0100
Quarter Ended March 31, 2024	$0.0200	$0.0038
Quarter Ended June 30, 2024	$0.0074	$0.0032

Stockholders

As of October 6, 2025, there were approximately 14,000 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends and do not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2025 the Company issued 63,291,270 shares of its common stock related to the conversion of $265,824 of principal, fees and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation and Stock Based Consulting Services Expense

During the year ended June 30 2025, the Company issued 14,300,000 shares of its $0.0001 par value common stock to consultants, as compensation for services rendered. The shares were valued at $60,860, or $0.0042 per share.

During the year ended June 30, 2025 the Company issued 3,500,000 shares of its $0.0001 par value common stock to four employees, as compensation for services rendered. The shares were valued at $14,700, or $0.0042 per share.

During the year ended June 30, 2025 the Company issued 73,500,000 shares of its $0.0001 par value common stock to our Directors and Officer, as compensation for services rendered. The shares were valued at $308,700, or $0.0042 per share.

Funding

We generated net proceeds of $569,200 from the issuance of thirteen one-year promissory notes during the year ended June 30, 2025.

Rule 10B-18 Transactions

During the year ended June 30, 2025, there were no repurchases of the Company’s common stock by the Company.

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

Since February 12, 2018 Mark Lucky has served as Chairman and CEO. He also currently serves as CFO. The Company’s headquarters is located at 4094 Majestic Lane, Suite 360, Fairfax, VA 22124. Since February 2018, the Company has focused on creating a world-class cybersecurity/digital risk management company, with a focus on artificial intelligence, network security, threat visualization, pinpoint threat identification, and big-data analytics. Our solutions address the growing security and compliance complexities and risks resulting from the increasing adoption of cloud computing and the proliferation of geographically dispersed IT assets.

Visium has developed a proprietary data analytics platform called TruContextTM that provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive.

The Company has entered the digital transformation and data center design and construction market after it landed a contract in November, 2023 valued at over $20 million from its partner, Cybastion Institute of Technology.  The contract is to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power civil engineering, controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack solution which will include Visium’s proprietary TruContextTM cybersecurity platform.  As of September 30, 2025 no activity has occurred pursuant to this contract.

Results of Operations

Development Expense

For the year ended June 30, 2025, development expense totaled $325 as compared to $86,702 for the year ended June 30, 2024, a decrease of $86,377 or approximately 100%.

Selling, General, and Administrative Expenses

For the year ended June 30, 2025, selling, general and administrative expenses were $1,649,817 as compared to $2,501,776 for the year ended June 30, 2024, a decrease of $851,959 or approximately 34%. For the years ended June 30, 2025 and 2024 selling, general and administrative expenses consisted of the following:

	2025		2024	Increase/ (Decrease)	% Change
Accounting expense	$74,242	$	$82,289	$(8,047)	(10%)
Consulting fees	120,000		165,000	(45,000)	(27%)
Salaries	816,006		910,276	(94,270)	(10%)
Legal and professional fees	192,108		66,844	125,264	187%
Travel expense	153		8,568	(8,415)	(98%)
Occupancy expense	684		2,081	(1,397)	(67%)
Telephone expense	5,006		5,129	(123)	(2%)
Marketing expense	200		550	(350)	(64%)
Website expense	696		44	651	1,469%
Stock based consulting expense	60,860		463,111	(402,251)	(87%)
Stock based compensation	323,400		767,532	(444,132)	(58%)
Other	56,462		30,351	26,110	86%

	$1,649,817	$	$2,501,776	$(851,959)	(34%)

The decrease in selling, general and administrative expenses during fiscal 2025, when compared with the prior year, is primarily due to a decrease in stock-based consulting expense of $402,251, a decrease in stock-based compensation of $444,132, a decrease in consulting fees of $45,000, a decrease in salaries of $94,270, and a decrease in accounting expense of $8,047, offset by an increase in legal and professional fees of $125,264 and other expense of $26,110.

Change in Fair Value of Derivative Liability

	Years Ended
	June 30,		%
	2025	2024	Change
Gain on change in fair value of derivative liabilities	$33,761	$39,141	(14%)

Changes in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates. The decrease in fair value of derivative liabilities recognized during fiscal 2025 is primarily due to a change in accounting estimate related to the accounting for derivative liabilities as a result of a decrease in share price.

Interest Expense

	Years Ended
	June 30,		%
	2025	2024	Change
Interest expense	$463,424	$307,613	50%

Interest expense represents the stated interest of notes and convertible notes payable as well as the amortization of debt discount. The increase in interest expense during fiscal 2025 is primarily due to interest on the delinquent convertible notes payable.

Interest Income

	Years Ended
	June 30,		%
	2025	2024	Change
Interest income	$12,767	$-	N/A

Employee Retention Credit (ERC) - The Company qualified for federal government assistance during the calendar 3rd and 4th quarters of 2022 in the amount of approximately $255,500 through ERC provisions of the Consolidated Appropriations Act of 2021. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. These funds were recorded when the Company was notified by the IRS that the ERC had been approved and would be paid to the Company and is included in the Consolidated Statements of Operations for the fiscal year ended June 30, 2025 as an offset to salary expense.  Interest accrued associated with the payment of the ERC to the Company totaled $12,767.

Gain (loss) on extinguishment of debt

	Year Ended
	June 30,		%
	2025	2024	Change
Gain (loss) on extinguishment of debt	$725,059	$(21,141)	3,529.6%

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the year ended June 30, 2025 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the year ended June 30, 2025	$725,059

Liquidity and Capital Resources

	Balance at June 30,
	2025	2024
Cash	$60,144	$8,456
Accounts payable and accrued expenses	(1,472,933)	(1,094,516)
Accrued compensation	(2,556,428)	(1,986,279)
Notes, convertible notes, and accrued interest	$(1,593,484)	$(1,852,431)

At June 30, 2025 our total assets consisted of cash and a prepaid license fee of $7,500.  At June 30, 2024 100% our total assets consisted of cash.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $411,177 and $488,319 during the years ended June 30 2025 and 2024, respectively, and has a working capital deficit of approximately $5.8 million and $5.1 million at June 30, 2025 and 2024, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

	Years Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,341,979)	$(2,878,090)
Non-cash Adjustments:
(Gain) loss on debt settlement and expense write off	(725,059)	21,141
Stock based compensation	384,260	1,230,650
Amortization of debt discount	74,216	43,137
Gain on change in derivative liability	(33,761)	(39,141)
Changes in assets and liabilities:
Accrued interest	356,301	(7,925)
Change in prepaid assets	(7,500)	-
Accrued compensation	570,150	614,400
Accounts payable and accrued expenses	312,195	527,509
Net cash used in operations	(411,177)	(488,319)

Cash flows from financing activities:
Advance from officers, net	95,225	83,055
Repayment of convertible notes payable	-	(76,250)
Proceeds from issuance of short-term notes payable	569,200	465,000
Repayment of short-term notes payable	(201,560)	(107,972)
Proceeds from issuance of convertible notes payable, net of debt issuance costs	-	122,960
Net cash provided by financing activities	462,865	486,793

Net increase (decrease) in cash	$51,688	$(1,526)

Year ended June 30, 2025

Net cash used in operations in fiscal year 2025 decreased by $77,142 or 15.8% from fiscal year 2024. Cash from financing activities was obtained through the sale of promissory notes that netted the Company $569,200, and advances from officers and directors of $95,225.

Year ended June 30, 2024

Net cash used in operations in fiscal year 2024 decreased by $35,567 or 6.8% from fiscal year 2023. Cash from financing activities was obtained through the sale of convertible notes that netted the Company $122,960, and the sale of promissory notes that netted the Company $465,000.

Capital Raising Transactions

We generated net proceeds of $569,200 during fiscal 2025 from the issuance of promissory notes, and $122,960 from the issuance of convertible notes payable during fiscal 2024.

Notes Payable

The Company had promissory notes aggregating approximately $991,567 at June 30, 2025 and $777,954 at June 30, 2024. The related accrued interest amounted to approximately $169,600 and $288,661 at June 30, 2025 and 2024, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The notes payable bear interest at rates between 0% and 20% per annum. Interest is generally payable at maturity. $535,000 of these notes have matured as of June 30, 2025.  We generated net proceeds of $465,000 during fiscal 2024 from the issuance of short-term notes payable.

	Balance at	Balance at
	June 30, 2025	June 30, 2024
Notes payable	$1,017,720	$805,080
Discount on notes payable	(26,153)	(27,126)
Notes payable, net of discount	$991,567	$777,954

Convertible Notes Payable

The Company had convertible promissory notes aggregating approximately $183,873 and $534,361 outstanding at June 30, 2025 and 2024, respectively. The accrued interest amounted to approximately $247,563 and $251,455 at June 30, 2025 and 2024, respectively. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default. The convertible notes payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $121.50 per share, at the holders’ option.

	Balance at	Balance at
	June 30, 2025	June 30, 2024
Convertible notes payable	$183,873	$541,383
Discount on convertible notes	-	(7,022)
Convertible notes payable, net of discount	$183,873	$534,361

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2025 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,114,576	$0.023
Granted	-	-
Exercised	-	-
Forfeited	(2,150)	15.34
Balance at end of period	5,112,426	$0.0169

Warrants exercisable at end of period	5,112,426	$0.0169

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

The following critical accounting policies are those that are most important to the portrayal of our consolidated financial statements. For a summary of our significant accounting policies, including the critical accounting policies discussed below, refer to Note 2 - “Summary of Significant Accounting Policies” included in the notes to consolidated financial statements for the year ended June 30, 2025 included elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 26, 2025, Stephano Slack LLC ("Stephano Slack") was dismissed as the independent registered public accounting firm of Visium Technologies, Inc. (the "Company").

During the period from May 6, 2025, to June 26, 2025, (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and Stephano Slack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Stephano Slack’s satisfaction, would have caused Stephano Slack to make reference to the subject matter of any such disagreement in connection with its reports, and (ii) there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On June 26, 2025, the Company engaged FRUCI & Associates II, PLLC ("FRUCI & Associates II") as the Company’s new independent registered public accounting firm for the fiscal year ending June 30, 2026.

During the Company’s two most recent fiscal years ended June 30, 2024, and June 30, 2023, and the subsequent interim period through June 24, 2025, neither the Company nor anyone on its behalf has consulted with FRUCI & Associates II regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that FRUCI & Associates II concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Company provided Stephano Slack with a copy of the above disclosures and requested that Stephano Slack furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein. A copy of Stephano Slack’s letter dated June 26, 2025, is filed as Exhibit 16.1 to this Current Report on Form 8-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who at June 30, 2025 was also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of June 30, 2025, management identified the following material weaknesses:

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Our Board of Directors consists of three members, however, we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 30, 2025:

Name	Age	Position
Mark Lucky	66	Chairman of the Board, Chief Executive Office, Chief Financial Officer
Thomas Grbelja (1)(2)	66	Director
Paul Favata (1)(2)	60	Director

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during fiscal 2025, we believe that for fiscal 2025, all required reports were filed on a timely basis under Section 16(a).

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

Summary Compensation Table

						Non- Equity Incentive Plan	Non-Qualified Deferred	All Other
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards	Option Awards ($)	Compensation ($)	Compensation Earnings	Compensation ($)(2)	Total ($)
Mark Lucky (1)	2025	$450,000	$-	$147,000	$-	$-	$-	$-	$597,000
Chief Executive Officer and Chief Financial Officer	2024	$450,000	$-	$305,160	$-	$-	$-	$22,984	$778,144

(1)	Amounts includes accrued compensation for Mr. Lucky, of which $ 204,850 was paid in fiscal 2025 and $210,600 was paid in fiscal 2024.
(2)	Amount includes company paid health insurance premiums.

Employment Agreements

Currently no employees of the Company are party to formal employment agreements. Employees, including executive officers, have received offer letters specifying base salaries, but such letters do not contain additional terms or provisions relating to severance, change in control, or other compensation arrangements. The Company anticipates entering into employment agreements with certain key executives as it completes strategic transactions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity incentive plan awards for each named executive officer outstanding as of June 30, 2025.

Director Compensation

Our Board of Directors is comprised of Mr. Paul Favata, Mr. Tom Grbelja, and Mr. Mark Lucky, who is also an executive officer of our company.

The following table sets forth the restricted stock grants issued to Messrs. Favata and Grbelja:

	FY2025		FY2024
	Common Shares		Common Shares
Name	Granted/Vested	Expense	Granted/Vested	Expense
Tom Grbelja	35,000,000	$147,000	29,400,000	$305,160
Paul Favata	3,500,000	14,700	2,160,000	36,304
	38,500,000	$161,700	31,560,000	$341,464

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At October 6, 2025, we had 417,544,861 shares of our Common Stock outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 6, 2025:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
●	our director;
●	each of our executive officers named in the compensation tables in Item 11; and
●	all of our executive officers and director as a group.

Amount and Nature of Beneficial Ownership
	COMMON STOCK		Series AA Preferred Stock Ownership
	AMOUNT OF		AMOUNT OF		% OF VOTING
	BENEFICIAL	% OF	BENEFICIAL	% OF	CONTROL
NAME	OWNERSHIP	CLASS	OWNERSHIP	CLASS	(1)
Mark Lucky	75,479,505	18.08%	1	100%	59.86%
Tom Grbelja	74,158,062	17.76%			8.70%
Paul Favata	6,988,214	1.67%			0.82%
Officers and directors as a group	156,625,781	37.51%	1	100%	69.38%

Total	156,625,781	37.51%	1	100%	69.38%

(1)

Percent of Voting Control is based upon the number of outstanding shares of our common stock and our Series AA Preferred Stock as of October 6, 2025. On that date, we had 417,544,861 outstanding shares of common stock with one vote per share, and 1 share of Series AA Preferred Stock outstanding with voting rights equal to 51% of the outstanding common shares.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2025.

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

Related Party Transactions

During the fiscal year ended June 30, 2025, certain of our officers and directors advanced funds to the Company to support working capital needs. The total amount advanced during the fiscal year was $95,225. As of June 30, 2025, the aggregate outstanding balance owed to officers and directors for such advances was $277,859.

These advances are unsecured, non-interest bearing, and have no fixed terms of repayment. The Company expects to repay these advances from future financing or cash flow generated from operations.

Other than the transactions described above and the compensation arrangements described elsewhere in this Report, there were no other transactions with related parties required to be reported under Item 404 of Regulation S-K.

Director Independence

The Board of Directors currently consists of three members. Mr. Tom Grbelja and Mr. Paul Favata are independent directors and Mr. Mark Lucky, the Company’s Chief Executive Officer, is not independent due to his executive role. Accordingly, two of the three directors are independent.

Common Stock

Issuances of Common Stock During Fiscal 2025

During fiscal 2025 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2025 the Company issued 63,291,270 shares of its common stock related to the conversion of $265,823 of

Principal, accrued interest, and fees of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the year ended June 30, 2025, the Company issued 73,500,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $308,700, or $0.0042 per share, based on the share price at the time of these transactions.

During the year ended June 30, 2025, the Company issued 14,300,000 shares of its $0.0001 par value common stock to consultants, as compensation under three separate consulting agreements. The shares were valued at $60,860, or $0.0042 per share, based on the share price at the time of the transactions.

During the year ended June 30, 2025, the Company issued and vested 3,500,000 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $14,700, or $0.0042 per share, based on the share price at the time of the transactions.

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

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. The Board has determined that each of Paul Favata and Tom Grbelja, are “independent” in accordance with such definition.

Item 14. Principal Accountant Fees and Services

During the two most recent fiscal years and through the Engagement Date, neither the Company, nor any one on its behalf, consulted with Assurance Dimensions, Inc, Stephano Slack, LLC or Fruci & Associates II PLLC. in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The following table summarizes the fees of Assurance Dimensions, Inc., Stephano Slack, LLC and Fruci & Associates II PLLC, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2025	2024
Audit Fees Paid to Assurance Dimensions, Inc. (1)	$16,100	$39,900
Audit Fees Paid to Stephano Slack, LLC (2)	6,800	-
Audit Fees Paid to Fruci & Associates II PLLC (3)	20,000	-
Audit Related Fees	-	-
Tax Fees (4)	-	-
All Other Fees	-	-

Total Fees	$42,900	$39,900

(1) Consists of fees for professional services rendered in connection with the financial statements included in our quarterly reports on Form 10-Q for the fiscal first quarter ended September 30, 2024 and the fiscal second .quarter ended December 31, 2024.

(2) Consists of fees for professional services rendered in connection with the financial statements included in our quarterly reports on Form 10-Q for the fiscal third quarter ended March 31, 2025.

(3) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

(4) Consists of fees relating to any tax compliance and tax planning.

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

Date: October 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ Mark Lucky	Chief Executive Officer and Chief Financial Officer	October 6, 2025
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark Lucky	Chairman, Chief Executive Officer and Chief Financial Officer	October 6, 2025
Mark Lucky	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Thomas Grbelja	Director	October 6, 2025
Thomas Grbelja

/s/ Paul Favata	Director	October 6, 2025
Paul Favata

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Visium Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Visium Technologies, Inc. (“the Company”) as of June 30, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss, net cash used in operating activities, and a negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC– PCAOB ID #05525 We have served as the Company’s auditor since 2025. Spokane, Washington
October 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Visium Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Visium Technologies, Inc. (the “Company”) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Coral Springs, Florida

September 30, 2024

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	2024
ASSETS
Current assets:
Cash	$60,144	$8,456
Prepaid expenses	7,500	-

Total current assets	67,644	8,456

Total assets	$67,644	$8,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,472,933	$1,094,516
Accrued compensation	2,556,428	1,986,279
Accrued interest	418,044	540,116
Due to officer	277,859	182,633
Convertible notes payable, net of discount of $0 and $7,022, respectively	183,873	534,361
Derivative liabilities	7,805	41,566
Notes payable, net of discount of $26,153 and $27,126, respectively	991,567	777,954
Total current liabilities	5,908,509	5,157,425

Commitments and contingencies (Note 13)	-	-

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 50,000,000 shares authorized, 13,992,340 shares issued and outstanding as of June 30, 2025 and 2024, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of June 30, 2025 and 2024, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and 2024, respectively)	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of June 30, 2025 and 2024)	-	-
Common stock, $0.0001 par value, 3,000,000,000 shares authorized: 368,544,861 shares issued and outstanding at June 30, 2025, and 213,953,591 shares issued and outstanding at June 30, 2024, respectively (See Note 6)	36,856	21,397
Additional paid in capital	58,196,428	57,561,804
Accumulated deficit	(64,089,470)	(62,747,490)
Total stockholders’ deficit	(5,840,865)	(5,148,971)

Total liabilities and stockholders’ deficit	$67,644	$8,456

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	June 30, 2025	June 30, 2024

Revenues	$-	$-

Operating expenses:
Selling, general and administrative	1,649,817	2,501,776
Development expense	325	86,702
Total operating expenses	1,650,142	2,588,477

Loss from operations	(1,650,142)	(2,588,477)

Other income (expense)
Gain on change in fair value of derivative liabilities	33,761	39,141
Interest income	12,767	-
Interest expense	(463,424)	(307,613)
Gain (loss) on extinguishment of debt	725,059	(21,141)
Total other income (expense)	308,163	(289,613)

Loss before income taxes	(1,341,979)	(2,878,090)

Provision for income taxes	-	-

Net loss	$(1,341,979)	$(2,878,090)

Weighted average common shares
Basic and diluted	266,703,555	102,376,772

Net loss Per Common Share –Basic and Diluted:	$(0.00)	$(0.03)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock - Series A $0.001 Par Value		Preferred Stock - Series B $0.001 Par Value		Preferred Stock - Series C $0.001 Par Value		Preferred Stock - Series AA $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2023	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	29,844,713	$2,987	$55,597,779	$(59,869,400)	$(4,253,314)

Shares issued as compensation to directors and officers									60,960,000	6,096	640,528		646,624
Shares issued as compensation to employees									12,820,000	1,282	119,626		120,908
Shares issued for consulting services									24,742,499	2,474	460,644		463,118
Shares issued for conversion of notes payable									85,586,379	8,558	743,227		751,785
Net loss for the year ended June 30, 2024												(2,878,090)	(2,878,090)
Balance at June 30, 2024	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	213,953,591	$21,397	$57,561,804	$(62,747,490)	$(5,148,971)

Shares issued as compensation to directors and officers									73,500,000	7,350	301,350		308,700
Shares issued as compensation to employees									3,500,000	350	14,350		14,700
Shares issued for consulting services									14,300,000	1,430	59,430		60,860
Shares issued for conversion of notes payable									63,291,270	6,329	259,494		265,823
Net loss for the year ended June 30, 2025												(1,341,979)	(1,341,979)
Balance at June 30, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	368,544,861	$36,856	$58,196,428	$(64,089,470)	$(5,840,865)

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss	$(1,341,979)	$(2,878,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	74,216	43,137
Stock based payments for consultants, directors, and officers	384,260	1,230,650
(Gain) loss on debt writeoff/ settlement	(725,059)	21,141
Gain on change in fair value of derivative liabilities	(33,761)	(39,141)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	312,195	527,509
Prepaid license fees	(7,500)
Accrued compensation	570,150	614,400
Accrued interest	356,301	(7,925)
Net cash used in operating activities	(411,177)	(488,319)

Cash flows from financing activities:
Advance from officers	95,225	83,055
Proceeds from convertible notes payable	-	122,960
Proceeds from short term notes payable	569,200	465,000
Repayment of short term notes payable	(201,560)	(107,972)
Repayment of convertible notes payable	-	(76,250)
Net cash provided by financing activities	462,865	486,793

Net increase (decrease) in cash	51,688	(1,526)

Cash at beginning of year	8,456	9,982

Cash at end of year	$60,144	$8,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,016	$13,402
Income taxes	$-	$-

Issuance of common stock for conversion of notes payable, accrued interest and fees	$265,823	$751,784

See accompanying notes to consolidated financial statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Visium is a provider of cybersecurity and Artificial Intelligence solutions, along with IT infrastructure professional services that include network engineering, system engineering, converged infrastructure deployment, software development, and cybersecurity services. Visium’s proprietary cyber security visualization, big data analytics and automation platform operates in the traditional cyber security space, as well as in the Internet of Things and data analytics spaces. Visium’s propriety technology, TruContextTM, is a tool for cyber warfare analytics, visualization and knowledge management. TruContextTM is a highly scalable big data analytics tool for cyber security, using graph database technology. TruContextTM provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. TruContextTM would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amount of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats. The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

In April 2021 the Company created JAJ Advisory, LLC, a Viriginia limited liability company. The LLC was established to account for non-cybersecurity related business activities that the Company may pursue.  As of June 30, 2025 there has been no activity in this subsidiary.

The Company has entered the digital transformation and data center design and construction market after it landed a contract in November 2023 valued at over $20 million from its partner, Cybastion Institute of Technology.  The contract is to oversee the design and construction of data centers in the Republic of Côte d’Ivoire and the Republic of Benin. Visium is tasked with creating data centers that meet specific requirements and standards, ensuring optimal performance and reliability. The scope of work includes data center architecture and design, power civil engineering, controls and distribution systems, rack layouts, network topology, vendor high availability, and a comprehensive security stack solution which will include Visium’s proprietary TruContextTM cybersecurity platform.  As of June 30, 2025 no activity has occurred pursuant to this contract.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended June 30, 2025 we had a net loss of $1,341,979, had net cash used in operating activities of $411,177 and had negative working capital of $5,840,865. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the years ended June 30, 2025 and 2024.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of June 30, 2025 and 2024, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2025 and 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2025 AND 2024

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability as of June 30, 2025 of $7,805.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2023	$80,707
Derivative liability expense	-
Gain on change in fair value of derivative liability	(39,141)
Derivative liability at June 30, 2024	$41,566
Derivative liability expense	-
Gain on change in fair value of derivative liability	(33,761)
Derivative liability at June 30, 2025	$7,805

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts payable and accrued expenses, accrued compensation, notes payable, convertible promissory notes payable, approximate their fair value due to the short maturity of these items or the use of market interest rates.  At June 30, 2025 and 2024, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

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

JUNE 30, 2025 AND 2024

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2025, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2024 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

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

Segment Reporting

The Company operates in a single business segment, with all technologies, products, and services focused on cybersecurity. This includes advanced AI-driven cybersecurity solution development, related IT infrastructure professional services, and digital transformation initiatives, all managed as an integrated business. The proprietary TruContext platform, together with professional services for deployment and integration within complex enterprise environments, represents the core of operations.

In accordance with ASC 280, Segment Reporting, the Company’s Chief Operating Decision Maker (CODM), the Chief Executive Officer, reviews financial performance and makes resource allocation decisions on a consolidated basis. All significant operational and strategic decisions are made considering the Company as a single operating unit.

As a result, the Company does not have multiple operating segments with separate financial results, and segment reporting is not applicable. All revenues, operating results, and assets are attributable to this single cybersecurity segment, encompassing both product and service offerings, consistent with how the CEO evaluates performance and allocates resources.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and the dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the modified-treasury stock method) and conversion of other securities such as convertible debt or convertible preferred stock. Potential common shares includable in the computation of fully diluted per-share results are not presented in the financial statements for the year ended June 30, 2025 and 2024 as their effect would be anti-dilutive.

The following table sets forth the weighted-average number of shares outstanding and the potentially dilutive securities that were excluded:

	For the Years ended June 30,
	2025	2024
Weighted average common shares outstanding	266,703,555	102,376,772
Effect of dilutive securities-when applicable:
Convertible promissory notes	35,146,649	39,637,009
Preferred stock converted to common stock	14,793	11,348
Common stock options	2,222	2,222
Warrants	5,112,426	5,114,576
Fully diluted earnings per share—adjusted weighted-average shares and assumed conversions	306,979,645	147,141,927

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 3: DERIVATIVE LIABILITY

Derivative liability – warrants

The Company may issue warrants with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the stated conversion for each warrant. There were no derivative liabilities on warrants as of June 30, 2025 and 2024.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at June 30, 2025 and 2024, respectively, using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at June 30, 2025 and June 30, 2024 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt liabilities at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $33,761 and $39,141 for the years ended June 30, 2025 and 2024, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability”. The fair value of the warrant liability at June 30 2025 and June 30, 2024 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at June 30, 2025 and June 30, 2024 is $7,805 and $41,566, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year Ended June 30,
	2025	2024
Effective exercise price	$0.003	$0.0021
Effective market price	$0.007	$0.0042
Expected volatility	290%	183%
Risk-free interest	4.45%	5.47%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 4: CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

At June 30, 2025 and June 30, 2024 convertible debentures consisted of the following:

	June 30,
	2025	2024
Convertible notes payable	$183,873	$541,383
Discount on convertible notes	-	(7,022)
Total	$183,873	$534,361

The Company had convertible promissory notes aggregating $183,873 and $534,361at June 30, 2025 and June 30, 2024, respectively. The related accrued interest amounted to approximately $247,563 and $251,455 at June 30, 2025 and June 30, 2024, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $121.50 per share, as a result of the two reverse stock splits. At June 30, 2025, approximately $183,873 of convertible promissory notes had matured, are in default and remain unpaid. There are no punitive default provisions included in the terms of these convertible promissory notes.

Certain convertible promissory notes contain anti-dilution and downround provisions. As a result of a dilutive issuance, the conversion price for these notes was adjusted downward to $0.0042 per share, in accordance with the terms of the notes. Specifically, upon the occurrence of a "Dilutive Issuance" - the issuance of shares, options, convertible securities, or other rights to acquire common stock at an effective price per share less than the applicable conversion price—the conversion price for outstanding notes is subject to downward adjustment, at the option of the noteholder, to the lower effective price per share of such subsequent issuance. In addition, the conversion price is adjusted for stock splits, combinations, dividends, recapitalizations, mergers, consolidations, and other similar events which may affect the number of shares issuable upon conversion. These clauses are intended to protect noteholders from dilution resulting from issuances of securities at lower prices since the date of the note. The anti-dilution and downround clauses remain in effect as long as the notes are outstanding and apply to all securities issued at an effective price below the then-applicable conversion price.

For the year ended June 30, 2025, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
FirstFire	13,000,000	$30,629	$23,971	$0	$54,600	$0.0042
Mast Hill	50,291,270	118,381	84,093	8,750	211,224	0.0042
Total	63,291,270	$149,010	$108,064	$8,750	$265,824	$0.0042

Transactions

Convertible Notes Payable

During the year ended June 30, 2025, the total shares issued upon conversion of convertible notes payable at the contractual rate was 63,291,270 with a total principal and interest of $257,074.

The Company recognized interest expense on convertible notes payable of approximately $241,424 and $178,206 during the fiscal years 2025 and 2024, respectively.

NOTE 5:  NOTE PAYABLE

Notes Payable

The Company had promissory notes aggregating $991,567 and $777,954 at June 30, 2025 and 2024, respectively. The related accrued interest amounted to approximately $169,600 and $288,661 at June 30, 2025 and June 30, 2024, respectively. The notes payable bear interest at rates ranging from 0% to 20% per annum and are payable monthly. Promissory notes totaling $535,000 that are outstanding as of June 30, 2025 have matured, are in default, and remain unpaid. There is no provision in the note agreements for adjustments to the interest rates on these notes in the event of default.

In July 2024 the Company issued a note totaling $50,000.  The note has a term of one year, and bear interest at 15%.

In August 2024 the Company issued a note totaling $12,000.  The note has a term of one year, and bear interest at 15%.  The note includes an original issue discount of $2,000.

In September 2024 the Company issued a note totaling $18,000.  The note has a term of one year, and bear interest at 15%. The note includes an original issue discount of $3,000.

In October 2024 the Company issued a note totaling $120,000.  The note has a term of one year, and bear interest at 15%. The note includes an original issue discount of $20,000.

In November 2024 the Company issued a note totaling $50,000.  The note has a term of one year, and bear interest at 15%.

In December 2024 the Company issued two notes totaling $112,200.  The notes have a term of one year, and bears interest at 15%.

In February 2025 the Company issued a note totaling $25,000.  The note has a term of one year, and bears interest at 15%.

In March 2025 the Company issued a note totaling $25,000.  The note has a term of one year, and bears interest at 15%.

In April 2025 the Company issued a note totaling $25,000.  The note has a term of one year, and bears interest at 15%.

In May 2025 the Company issued two notes totaling $87,000.  The notes have a term of one year, and bears interest at 15%.

In June 2025 the Company issued a note totaling $45,000.  The note has a term of one year, and bears interest at 15%.

The Company recognized interest expense on promissory notes payable of approximately $131,031 and $71,551.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 6: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the year ended June 30, 2025 and 2024, is as follows:

	2025	2024
Accrued interest payable beginning	$540,116	$548,041
Interest expense accrued on notes payable	396,230	252,828
Payments of accrued interest	(48,679)	(13,402)
Conversion of accrued interest into common stock	(108,064)	(247,351)
Write off of accrued interest	(361,559)	-
Accrued interest payable ending	$418,044	$540,116

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the year ended June 30, 2025 the gain on extinguishment of debt was:

Accrued interest expense	361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the year ended June 30, 2025	$725,059

Interest expense for year ended June 30, 2025 and 2024 was comprised of the following:

	2025	2024
Interest expense	$396,230	$264,476
Amortization of debt discount	67,194	43,137
Total interest expense	$463,424	$307,613

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2025, the Company had 3,000,000,000 authorized common shares. At June 30, 2025, the Company has 368,544,861 common shares issued and outstanding.

Issuances of Common Stock During 2025

During fiscal 2025 we issued shares of our common stock as follows:

Convertible Notes Payable

During the year ended June 30, 2025 the Company issued 63,291,270 shares of its common stock related to the conversion of $265,823 of principal, accrued interest and fees for its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the year ended June 30, 2025, the Company issued 73,500,000 shares of its common stock as compensation to its directors and officers. The shares were valued at $308,700, or $0.0042 per share, based on the quoted share price at the time of the transactions.

During the year ended June 30, 2025, the Company issued and vested 14,300,000 shares of its $0.0001 par value common stock to consultants, as compensation. The shares were valued at $60,860, or $0.00426 per share, based on the quoted share price at the time of the transactions.

During the year ended June 30, 2025, the Company issued 3,500,000 shares of its $0.0001 par value common stock to its employees, as compensation. The shares were valued at $14,700, or $0.0042 per share, based on the quoted share price at the time of the transactions.

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

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Common Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of June 30, 2025 and 2024 and changes during the fiscal years ending on these dates is as follows:

	Year ended June 30, 2025		Year ended June 30, 2024
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Common Stock Warrants
Balance at beginning of year	5,114,576	$0.025	5,115,207	$0.025
Granted	-	-	-	-
Granted due to repricing	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,150)	15.34	(631)	10.395
Balance at end of period	5,112,426	$0.0169	5,114,576	$0.023

Warrants exercisable at end of period	5,112,426	$0.0169	5,114,576	$0.023

The following table summarizes information about common stock warrants outstanding at June 30, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At June 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At June 30, 2025	Weighted Average Exercise Price
$0.0169	5,112,426	2.17 Years	$0.0169	5,112,426	$0.0169
	5,112,426	2.17 Years	$0.0169	5,112,426	$0.0169

Preferred Stock

Series A and B, issued and outstanding shares of the Company’s convertible preferred stock have a par value of $0.001. The Series AA issued and outstanding share of the Company’s convertible preferred stock has a par value of $0.0001. All classes ranked prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. All preferred stock shall have no voting rights except if the subject of such vote would reduce the amount payable to the holders of preferred stock upon liquidation or dissolution of the company and cancel and modify the conversion rights of the holders of preferred stock as defined in the certificate of designations of the respective series of preferred stock.

Series A Convertible Preferred Stock

Fifty million (50,000,000) shares of preferred stock were designated as a new Series A Preferred stock in April 2016. The Series A Preferred Stock has a stated value of $750 per share. Each one share of Series A Preferred Stock is convertible into one (1) share of Common Stock. In the event the Common Stock price per share is lower than $0.10 (ten cents) per share then the Conversion shall be set at $0.035 per share. The Common Stock shares are governed by Lock-Up/Leak-Out Agreements. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holder of Series A Preferred Stock shall be entitled to receive, on parity with other Preferred Share Holders, assets of the Corporation available for distribution to the holders of capital stock of the Corporation. The Series B Preferred Stock shall have priority and preference with respect to any distribution of any of the assets of the Corporation to Common Stock shareholders.

Series B Convertible Preferred Stock

Thirty million (30,000,000) shares of preferred stock were designated as a new Series B Preferred stock in April 2016. This Series B Preferred Stock has a $0.001 par value, and each 5 shares is convertible into one share of the Company’s common stock, with a stated value of $375 per share. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holder of Series B Preferred Stock shall be entitled to receive, on parity with other Preferred Share Holders, assets of the Corporation available for distribution to the holders of capital stock of the Corporation. The Series B Preferred Stock shall have priority and preference with respect to any distribution of any of the assets of the Corporation to Common Stock shareholders.

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

JUNE 30, 2025 AND 2024

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 2,222 shares at an average price of $27.00 with a fair value of $0.00. For the years ended June 30, 2025 and 2024, the Company did not issue any options to purchase shares. Upon exercise, shares of new common stock are issued by the Company.

For the years ended June 30, 2025 and 2024, the Company recognized an expense of approximately $0 and $0, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2025, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222  shares that have vested as of June 30, 2025.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

Year ended June 30,
	2025	2024
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2025 and 2024 and changes during the periods ending on that date is as follows:

	Year Ended June 30,			Year Ended June 30,
	2025			2024
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Stock options
Balance at beginning of year	2,222	$27.00		2,222	$27.00	$
Granted	-	0.00		-	0.00	-
Exercised	-	$0.00		-	$0.00	-
Forfeited	-	$0.00		-	$0.00
Balance at end of year	2,222	$27.00	$-	2,222	$27.00	$-

Options exercisable at end of year	2,222	$27.00	$-	2,222	$27.00	$-

The following table summarizes information about employee stock options outstanding at June 30, 2025:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	June 30,	Remaining	Exercise	June 30,	Exercise	Remaining
Range of Exercise Price	2025	Life	Price	2025	Price	Life
$27.00	2,222	0.84	$27.00	2,222	$27.00	0.84
Outstanding options	2,222	0.84	$27.00	2,222	$27.00	0.84

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2025 and 2024 is presented in the following table:

	For the Year ended
	June 30, 2025		June 30, 2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	-	$-	7,297,475	$0.056
Granted	91,300,000	$0.0042	91,475,000	$0.010
Forfeited	-	-	(250,000)	0.310
Vested	(91,300,000)	$0.0042	(98,522,475)	$0.120
Unvested at end of period	-	$0.00	-	$-

Unrecognized compensation expense related to outstanding restricted stock awards to consultants as of June 30, 2025 was $0.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 9: GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the year ended June 30, 2025 the gain on extinguishment of debt was:

Accrued interest expense	361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the year ended June 30, 2025	$725,059

During the year ended June 30, 2024 we recorded a loss on the conversion of convertible note totaling $21,141, which is recorded in the Consolidated Statement of Operations as loss on extinguishment of debt.

A recap of the Loss on extinguishment of debt in fiscal 2024 follows:

Loss on extinguishment of debt related to note conversions	21,141
$21,141

NOTE 10: INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2008.

Due to recurring losses, the Company’s tax provision for the years ended June 30, 2025 and 2024 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2025	2024
Statutory federal rate	(21.0)%	(21.0)%
State income tax rate, net of federal benefit	(3.6)%	(3.6)%
Permanent differences, including stock-based compensation	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At June 30, 2025 and 2024 the Company’s deferred tax assets were as follows:

	June 30, 2025	June 30, 2024
Tax benefit of net operating loss carry forward	$8,819,000	$8,416,000
Intangible		-
Total deferred tax assets	8,819,000	8,416,000

Less: valuation allowance	(8,819,000)	(8,416,000)
Net deferred tax assets	$-	$-

As of June 30, 2025, the Company had unused net operating loss carry forwards of approximately $42.0 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2041. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

The Company’s valuation allowance at June 30, 2025 and 2024 was $88,199,000 and $8,416,000, respectively. The change in the valuation allowance during the year ended June 30, 2025 was an increase of approximately $403,000.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2025.

NOTE 11: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 7.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. $277,859 in advances remain outstanding as of June 30, 2025. Mr. Lucky is owed $185 for out-of-pocket expenses as of June 30, 2025, which is included on the balance sheet in Accounts payable and accrued expenses.

NOTE 12 - ACCRUED COMPENSATION

Accrued compensation consists of the following at:

	June 30,
	2025	2024
Accrued compensation - officers	$1,385,395	$1,140,246
Accrued compensation - staff	1,171,033	846,033
	$2,556,428	$1,986,279

NOTE 13: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with a virtual office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at June 30, 2025.

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 13: COMMITMENTS AND CONTINGENCIES, continued

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2025, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreement with The MITRE Corporation includes a provision for a royalty payment on revenues collected of 6%. As of June 30, 2025 and 2024, we have not generated any revenue related to these license agreements.

Note 14 – Fair Value Measurement

Fair value measurements

At June 30, 2025 and 2024, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2024:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$41,566
Derivative liability – Warrants	-	-	-
Total derivative liability	$-	$-	$41,566

At June 30, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2025:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$7,805
Derivative liability – Warrants	-	-	-
Total derivative liability	$-	$-	$7,805

VISIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 15: SUBSEQUENT EVENTS

In July 2025 the Company issued 13,000,000 shares of its common stock related to the conversion of $54,600 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

In August 2025 the Company issued 19,000,000 shares of its common stock related to the conversion of $79,800 of principal and accrued interest of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

In August 2025, we issued 750,000 shares of its common stock as commitment shares related to a financing transaction that raised an aggregate $100,000. The fair value of the commitment shares totaled $6,675 and was accounted for as discount on the related notes payable, which is being amortized over the term of the note.

In September 2025 the Company issued 250,000 shares of our $0.0001 par value common stock to a consultant for services provided, valued at $1,625, or at an average price per share of $0.0065.

In September 2025 the Company issued to our directors and officers 16,000,000 shares of our $0.0001 par value common stock, valued at $104,000, or an average price per share of $0.0065.

