Form 10-Q
period 2025-12-31
VISIUM TECHNOLOGIES, INC.
filed 2026-02-20
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 20, 2026, was 455,419,861.

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

Most of these factors are difficult to predict and are generally beyond our control. Therefore, you should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission, or the SEC, on October 7, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on form 10-Q and in our Annual Report on Form 10-K.

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31 2025	June 30, 2025(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$23,877	$60,144
Prepaid expenses	3,750	7,500

Total current assets	27,627	67,644

Total assets	$27,627	$67,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,521,273	$1,472,933
Accrued compensation	2,761,929	2,556,428
Accrued interest	368,354	418,044
Due to officer	327,359	277,859
Convertible notes payable	179,132	183,873
Derivative liabilities	5,990	7,805
Notes payable, net of discount of $85,074 and $26,154, respectively	1,250,929	991,567
Total current liabilities	6,414,966	5,908,509

Commitments and contingencies (Note 11)	-	-

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 50,000,000 shares authorized, 13,992,340 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of as of December 31, 2025 and June 30, 2025, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 0 shares issued and outstanding as December 31, 2025 and June 30, 2025, respectively)	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of December 31, 2025 and June 30, 2025, respectively)	-	-
Common stock, $0.0001 par value, 3,000,000,000 shares authorized: 453,919,861 shares issued and outstanding at December 31, 2025, and 368,544,861 shares issued and outstanding at June 30, 2025, respectively (See Note 6)	45,394	36,856
Additional paid in capital	58,591,979	58,196,429
Accumulated deficit	(65,040,032)	(64,089,470)
Total stockholders’ deficit	(6,387,339)	(5,840,865)

Total liabilities and stockholders’ deficit	$27,627	$67,644

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

 VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	421,789	280,483	791,412	650,948
Development expense	-	75	-	75
Total Operating Expenses	421,789	280,558	791,412	651,023

Loss from Operations	(421,789)	(280,558)	(791,412)	(651,023)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	(781)	9,921	1,815	36,031
Gain (loss) on extinguishment of debt	-	-	-	725,059
Interest expense	(83,290)	(111,143)	(160,965)	(165,231)
Total other income (expenses)	(84,071)	(101,222)	(159,150)	595,859

Loss before income taxes	$(505,860)	$(381,780)	$(950,562)	$(55,164)

Provision for income taxes	-	-	-	-

Net Loss	$(505,860)	$(381,780)	$(950,562)	$(55,164)

Loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	425,909,004	251,586,990	411,506,831	240,307,518

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

(UNAUDITED)

Six months ended December 31, 2025

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	368,544,861	$36,856	$58,196,429	$(64,089,470)	$(5,840,865)

Shares issued as compensation to directors and officers									49,000,000	4,900	241,000		245,900
Shares issued as compensation to employees									1,000,000	100	4,200		4,300
Shares issued for consulting services									2,250,000	225	10,525		10,750
Commitment shares issued pursuant to financings									1,125,000	113	8,625		8,738
Shares issued for conversion of notes payable									32,000,000	3,200	131,200		134,400
Net income (loss) for the six months ended December 31, 2025												(950,562)	(950,562)
Balance at December 31, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	453,919,861	$45,394	$58,591,979	$(65,040,032)	$(6,387,339)

Three months ended December 31, 2025

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	417,544,861	$41,756	$58,438,329	$(64,534,173)	$(6,038,768)

Shares issued for consulting service									2,000,000	200	8,825		9,025
Shares issued as compensation to directors and officers									33,000,000	3,300	138,600		141,900
Commitment shares issued pursuant to financings									375,000	38	2,025		2,063
Shares issued as compensation to employees									1,000,000	100	4,200		4,300
Net income (loss) for the three months ended December 31, 2025												(505,860)	(505,860)
Balance at December 31, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	453,919,861	$45,394	$58,591,979	$(65,040,032)	$(6,387,339)

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

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-months ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(950,562)	$(55,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	260,950	75,770
Amortization of debt discount	61,175	29,186
Gain on change in fair value of derivative liability	(1,815)	(36,031)
(Gain) loss on extinguishment of debt	-	(725,059)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	48,340	77,036
Prepaid license fee	3,750	-
Accrued interest	79,969	110,365
Accrued compensation	205,500	305,650
Net cash used in operating activities	(292,693)	(218,247)

Cash flows from financing activities:
Proceeds from promissory notes payable	322,041	320,000
Repayment of promissory notes payable	(115,115)	(160,080)
Advances from officers	49,500	56,526

Net cash provided by financing activities	256,425	216,446

Net decrease in cash	(36,267)	(1,801)

Cash, beginning of period	60,144	8,456

Cash, end of period	$23,877	$6,655

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,191	$20,007
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable, accrued interest, and fees	$134,400	$141,399

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Visium is a provider of advanced data analytics and Agentic Artificial Intelligence solutions, along with IT infrastructure professional services that include network engineering, system engineering, converged infrastructure deployment, software development, and cybersecurity services. Visium’s proprietary data analytics cyber security visualization and automation platform operates in the  Agentic Artificial Intelligence space, with an emphasis on cyber security, as well as the Internet of Things and data analytics. Visium’s proprietary technology, TruContextTM is an agentic AI platform that is highly scalable for big data analytics and cyber security use cases. TruContextTM provides advanced analytics for cybersecurity situational awareness that is scalable, flexible and comprehensive. TruContextTM would typically be deployed by an enterprise and be used by the security analyst to intuitively understand the massive amounts of data flowing through the network environment, giving the analyst actionable information in real-time to ensure that the network is protected from threats. The analyst will understand the relationships of the assets in the data center, the communication patterns, and cybersecurity exposures, in real-time.

Central to this transformation is the latest advanced version of TruContext™, Visium’s flagship platform which is now enhanced with next-generation Agentic AI capabilities. Unlike traditional AI that simply analyzes data, Agentic AI can independently reason, plan, and execute complex tasks, acting as a trusted partner to human operators. The TruContext approach solves the “Hallucination” problem which is common with traditional analytics or generic LLMs. TruContext’s unique architecture  grounds AI decisions in verifiable facts, offering the "glass box" transparency and audit trails required by highly regulated sectors like defense and utilities.

In April 2021 the Company created JAJ Advisory, LLC, a Virginia limited liability company. The LLC was established to account for non-cybersecurity-related business activities that the Company may pursue.  As of December 31, 2025 there has been no activity in this subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the six months ended December 31, 2025 we had a net loss of $950,562, and had net cash used in operating activities of $292,693 and negative working capital of $6,387,339. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 7, 2025. The results of operations for the six months ended December 31, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2026.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the six months ended December 31, 2025 and year ended June 30, 2025.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of December 31, 2025 and June 30, 2025, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2025 and June 30, 2025 which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of December 31, 2025 of $5,990.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2025	$7,805
Gain on change in fair value of derivative liability	(1,815)
Derivative liability at December 31, 2025	$5,990

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

DECEMBER 31, 2025

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2024-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2025, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2025 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

	December 31,	June 30,
	2025	2025
Weighted average common shares outstanding	411,506,831	266,703,555
Effect of dilutive securities-when applicable:
Convertible promissory notes	5,086,567	35,146,649
Preferred stock	14,793	14,793
Common stock options	2,222	2,222
Warrants	5,112,426	5,112,426
Fully diluted weighted-average number of common shares outstanding	421,722,839	306,979,645

NOTE 3: DERIVATIVE LIABILITIES

Derivative liability – convertible notes

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2025 and June 30, 2025 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $1,815 and $36,031 for the six months December 31, 2025 and 2024, respectively in the Company’s consolidated statements of operations, under the caption “Gain on change of fair value of derivative liability”. The fair value of the warrants at December 31, 2025 and June 30, 2025 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at December 31, 2025 and June 30, 2025 is $5,990 and $7,805, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.  There were no conversions of these convertible notes during the six months ended December 31, 2025.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Six Months Ended December 31,
	2025	2024
Effective exercise price	$0.0028	$0.00136
Effective market price	$0.0058	$0.0015
Expected volatility	188.84%	238.14-279.61%
Risk-free interest	3.67%	4.39%
Expected terms	60 days	60 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six months ended December 31, 2025 is follows:

Derivative liability at June 30, 2025	$7,805
Gain on change in fair value of derivative liability	$(1,815)
Derivative liability at December 31, 2025	$5,990

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the six months ended December 31, 2025 is as follows:

Accrued interest payable at June 30, 2025	$418,044
Conversion of accrued interest into common stock	(129,659)
Interest expense paid in cash	(18,191)
Interest expense accrued for the six months ended December 31, 2025	98,160
Write off of accrued interest payable	-
Accrued interest payable at December 31, 2025	$368,354

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At December 31, 2025 and June 30, 2025 convertible debentures consisted of the following:

	December 31,	June 30,
	2025	2025
Convertible notes payable	$179,132	$183,873
Discount on convertible notes	-	-
Convertible notes, net	$179,132	$183,873

The Company had convertible promissory notes aggregating approximately $179,132  and $183,873 at December 31, 2025 and June 30, 2025, respectively. The related accrued interest amounted to approximately $127,910 and $247,563 at December 31, 2025 and June 30, 2025, respectively. The convertible notes payable bear interest at rates ranging from 0% to 18% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.0042 to $121.50 per share, as a result of the two reverse stock splits. At December 31, 2025, approximately $179,132 of convertible promissory notes had matured, are in default and remain unpaid. Certain notes contain punitive default provisions that may significantly increase the amount due upon the occurrence of certain events of default. If the Company fails to pay principal or interest at maturity, the outstanding principal, accrued interest, and any unpaid amounts (the “Default Amount”) may become immediately due and payable. For certain other events of default—such as failure to deliver conversion shares, breaches of covenants, representations, bankruptcy, or failure to maintain reporting requirements—the note holder is entitled to additional penalties. Specifically, (i) in the case of a failure to deliver conversion shares, the holder may require payment of two times the Default Amount, (ii) for other specified default events, the note accelerates and becomes immediately due at one and one-half times (1.5x) the Default Amount, and (iii) in addition, the note provides for a liquidated damages fee of $2,000 per day for delays in the issuance of conversion shares, which may be added to principal and accrue interest. Upon default, the Company is also liable for all legal and collection costs incurred by the note holder. These provisions may result in substantial financial penalties and adversely impact the Company’s liquidity and capital resources in the event of default.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The changes in the convertible notes payable balance are summarized below:

Convertible payable at June 30, 2025	$183,873
Convertible notes issued during the six months ended December 31, 2025	-
Convertible notes repaid in cash	-
Conversion of convertible notes payable into common stock	(4,741)
Convertible payable at December 31, 2025	$179,132

For the six months ended December 31, 2025, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
FirstFire	32,000,000	$4,741	$129,659	$-	$134,400	$0.0042
Total	32,000,000	$4,741	$129,659	$-	$134,400	$0.0042

In the six months ended December 31, 2025 the noteholders converted the principal and interest related to these notes at a conversion rate of $0.0042 per share.

Notes Payable

The Company had promissory notes aggregating $1,250,929 and $991,567 at December 31, 2025 and June 30, 2025, respectively. The related accrued interest amounted to approximately $240,444 and $170,481 at December 31, 2025 and June 30, 2025, respectively. The notes payable bear interest at rates ranging from 0% to 16% per annum and are payable monthly. Promissory notes totaling $785,000 have matured as of December 31, 2025, and are in default.

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

At December 31, 2025, the Company had 3,000,000,000 authorized common shares.

At December 31, 2025, the Company has 453,919,861 common shares issued and outstanding.

Issuances of Common Stock During the Six Months Ended December 31, 2025

Convertible Notes Payable

During the six months ended December 31, 2025 the Company issued 32,000,000 shares of its common stock related to the conversion of $134,400 of principal and accrued interest for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Commitment Shares

During the six months ended December 31, 2025 the Company issued 1,125,000 shares of its common stock valued at $8,738 or an average price of $0.0078 per share, pursuant to the issuance of two promissory notes.

Stock Based Compensation

During the six months ended December 31, 2025 the Company issued 49,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $245,900, or $0.0050 per share, based on the share price at the time of the transactions.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

During the six months ended December 31, 2025 the Company issued 1,000,000 shares of its $0.0001 par value common stock as compensation to employees. The shares were valued at $4,300, or $0.0043 per share.

During the six months ended December 31, 2025 the Company issued 2,250,000 shares of its $0.0001 par value common stock as compensation to a consultant. The shares were valued at $10,750, or $0.0048 per share.

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

DECEMBER 31, 2025

Due to the price protection features of these warrants, the Company issued 5,048,426 warrant shares in September 2022 to these warrant holders.

The Company has outstanding common stock purchase warrants that include full-ratchet anti-dilution provisions. Under these provisions, if the Company issues common stock or securities convertible into common stock at a price lower than the then-current warrant exercise price, the warrant exercise price is automatically adjusted to the lower issuance price.

The Company issued equity securities at a price below the then-current warrant exercise price of $0.0169 per share. As a result, pursuant to the full-ratchet provisions, the exercise price of 5,112,426 outstanding warrants was reduced to $0.0042 per share.

This repricing:

•         Did not change the number of warrants outstanding.

•         Reduced the weighted-average exercise price from $0.0169 to $0.0042.

•         Increased the intrinsic value of the warrants.

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2025 and changes during the fiscal year ending on that date is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Common Stock Warrants
Balance at June 30, 2025	5,112,426	$0.0169
Granted	-	-
Exercised	-	-
Forfeited	-	-
Effect of full-ratchet repricing	-	(0.0127)

Warrants exercisable at December 31, 2025	5,112,426	$0.0042

The following table summarizes information about common stock warrants outstanding at December 31, 2025:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At December 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2025	Weighted Average Exercise Price
$0.0042	5,112,426	1.67 Years	$0.0042	5,112,426	$0.0042
	5,112,426	1.67 Years	$0.0042	5,112,426	$0.0042

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the six months ended December 31, 2025 and 2024, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the six months ended December 31, 2025 and 2024, under the 2021 Stock Incentive Plan the Company did not recognize any non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2025, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of December 31, 2025.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six months ended December 31,	Year ended June 30,
	2025	2025
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2025 and June 30, 2025 and changes during the periods ending on that date is as follows:

		Weighted Average	Grant Date	Aggregate	Weighted Average
		Exercise	Fair	Intrinsic	Remaining
	Shares	Price	Value	Value	Term (Yrs)
Options
At June 30, 2025	2,222	$27.00	$-	$0	0.33
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeiture and cancelled	-	-		-	-
At December 31, 2025	2,222	$27.00	$-	$0	0.33

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table summarizes information about employee stock options outstanding at December 31, 2025:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	December 31,	Remaining	Exercise	December 31,	Exercise	Remaining
Range of Exercise Price	2025	Life	Price	2025	Price	Life
$27.00	2,222	0.33	$27.00	2,222	$27.00	0.33
Outstanding options	2,222	0.33	$27.00	2,222	$27.00	0.33

As of December 31, 2025, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse or the vesting conditions of the award are not met. The holder of a vested restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the six months ended December 31, 2025 is presented in the following table:

	For the six months ended
	December 31, 2025
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2025	-	$-
Granted	52,250,000	0.0065
Forfeited	-	-
Vested	(52,250,000)	0.0065
Unvested at December 31, 2025	-	$-

As of December 31, 2025 the Company had no unrecognized pre-tax non-cash compensation expense.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At December 31, 2025 there was $327,359 outstanding of such advances made to the Company.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	December 31	June 30
	2025	2025
Accrued Payroll - officers	$1,457,396	$1,385,395
Accrued payroll - staff	1,304,533	1,171,033
	$2,761,929	$2,556,428

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at December 31, 2025.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of December 31, 2025, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of December 31, 2025, we have not generated any revenue related to these license agreements.

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

NOTE 12 – FAIR VALUE MEASUREMENT

Fair value measurements

At December 31, 2025 and June 30, 2025, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2025 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2025:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$5,990

Total derivative liability	$-	$-	$5,990

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 13: SUBSEQUENT EVENTS

On January 8, 2026 the Company entered into a Securities Purchase Agreement with an investor (the "Buyer"), pursuant to which the Company issued and sold a secured promissory note (the "Note") in the aggregate principal amount of $60,000, including $10,000 of original issue discount, for a purchase price of $50,000. The Note matures on January 8, 2027, and interest accrues at 15% per annum. Repayment is due at maturity and there is no prepayment penalty.  The Company issued 500,000 shares of its common stock as commitment shares related to this financing transaction, valued at $3,350 or $0.0067 per share which was the market price at the time of the transaction.

The Note and related securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, and have not been registered under the Securities Act or state securities laws.

On January 16, 2026 the Company entered into a Securities Purchase Agreement with an investor (the "Buyer"), pursuant to which the Company issued and sold a secured promissory note (the "Note") in the aggregate principal amount of $27,500, including $2,500 of original issue discount, for a purchase price of $25,000. The Note is paid back in monthly installments of principal  and interest of $3,850 and matures on September 13, 2026. Interest accrues at 15% per annum. Repayment is due at maturity and there is no prepayment penalty.  The Company issued 1,000,000 shares of its common stock as commitment shares related to this financing transaction, valued at $6,700 or $0.0067 per share which was the market price at the time of the transaction.

The Note and related securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, and have not been registered under the Securities Act or state securities laws.

On January 27, 2026 the Company entered into a Securities Purchase Agreement with an investor (the "Buyer"), pursuant to which the Company issued and sold a secured promissory note (the "Note") in the aggregate principal amount of $18,000. The Note matures on January 27, 2027, and interest accrues at 15% per annum. Repayment is due at maturity and there is no prepayment penalty.

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

Business Transformation and Strategic Pivot

Over the past 18 months, Visium Technologies has undergone a comprehensive transformation from a traditional cybersecurity solutions provider into a pure-play agentic AI company serving defense, critical infrastructure, and government sectors globally. This strategic pivot positions the Company at the forefront of the rapidly expanding agentic AI market, which is projected to reach $1.3 trillion by 2030.

Visium is now a global provider of agentic artificial intelligence solutions for cybersecurity, public safety, and critical infrastructure protection. The Company delivers mission-critical intelligence through its flagship TruContext™ platform and expanded product suite, which includes Tru-InSight™ for AI-powered video intelligence and TruTrack™ for IoT asset tracking and monitoring.

The Company's technology foundation originated from a March 2019 software license agreement with MITRE Corporation for CyGraph, a patented military-grade technology for cyber warfare analytics, visualization, and knowledge management. CyGraph, developed with sponsorship from the U.S. Army and currently deployed by U.S. Army Cyber Command, provides advanced analytics for cybersecurity situational awareness that is scalable, flexible, and comprehensive.

Visium completed extensive proprietary development to commercialize CyGraph as TruContext™, transforming it into an agentic AI platform that eliminates hallucinations and delivers verifiable, actionable intelligence. Key enhancements included developing native cloud architecture, implementing multi-user and multi-tenant capabilities, creating an intuitive graph-based user interface, and integrating advanced agentic AI capabilities that enable autonomous threat detection, response, and remediation.

TruContext™ Agentic AI Platform

TruContext™ represents the next generation of cybersecurity and intelligence platforms, powered by agentic AI that operates autonomously to detect, analyze, and respond to threats in real-time. Unlike traditional AI systems that require constant human oversight, TruContext™'s agentic capabilities enable it to:

•	Autonomously monitor and analyze massive data streams across network environments, identifying anomalies and threats without human intervention
•	Execute automated response protocols when threats are detected, reducing response time from hours to seconds
•	Continuously learn and adapt to evolving threat landscapes through advanced machine learning algorithms
•	Correlate signals across disparate systems to provide comprehensive situational awareness
•	Operate transparently with full explainability, eliminating the "black box" problem common in AI systems

The platform leverages graph database technology to visualize and analyze highly connected data in real-time, providing security analysts and decision-makers with contextualized intelligence that enables immediate, informed action. TruContext™ ingests data from any source, unifies fragmented security information across siloed systems, and presents comprehensive visualizations that allow analysts to intuitively understand their security posture at a glance.

TruContext™'s agentic AI architecture addresses critical market needs by eliminating false positives, prioritizing genuine threats, and automating previously manual security operations tasks. This enables security teams to focus on strategic initiatives rather than routine monitoring and analysis. The platform's no-code interface empowers business users to engage with complex security data, perform sophisticated analysis, and generate actionable insights without requiring technical specialists.

Expanded Product Portfolio

In September 2025, Visium launched Tru-InSight™, an AI-powered cloud-native video intelligence module that transforms existing camera networks and video management systems from passive recording tools into proactive intelligence networks. Tru-InSight™ ingests video events and snapshots from virtually any camera or VMS through webhook connectors, lightweight adapters, or standard integrations, enabling enterprises and government agencies to anticipate and mitigate threats before they escalate—without costly infrastructure replacement.

Tru-InSight™ features include:

•	The Unified Intelligence Whiteboard for real-time collaboration and data visualization
•	Predictive analytics and behavioral analysis for proactive threat identification
•	Anomaly detection across video surveillance networks
•	Integration with IREX.AI's Searchveillance™ technology for facial recognition and license plate detection
•	Open architecture design enabling deployment across smart cities, retail, critical infrastructure, educational institutions, and public safety operations

The Company's TruTrack™ solution provides IoT-based asset tracking and environmental monitoring for insurance, logistics, fuel distribution, and industrial applications. TruTrack™ leverages the TruContext™ Graph Analytics Platform to deliver real-time asset visibility, route optimization, fraud prevention, and predictive maintenance capabilities.

Use Cases and Applications

TruContext™ and the expanded product suite address critical needs across multiple sectors:

Cybersecurity and Critical Infrastructure: The platform provides real-time threat intelligence, forensics, and root cause analysis for IT/OT environments. Organizations facing sophisticated cyber threats can deploy TruContext™ to detect breaches that might otherwise go unnoticed for months. For example, attacks similar to the SolarWinds breach (which went undetected for 14 months) would be quickly identified and remediated through TruContext™'s real-time network analysis and agentic threat response capabilities.

TruContext™ enables proactive threat hunting, using the MITRE ATT&CK® framework and open-source intelligence to identify malicious activity beyond physical network boundaries. When sensitive data exfiltration occurs, the platform automatically identifies the activity, traces the attack path, and provides alerts with full context for immediate remediation.

Public Safety and Law Enforcement: Through Tru-InSight™, law enforcement agencies can analyze highly connected data in real-time from multiple sources, making rapid connections between persons, objects, locations, and events using the POLE (Person, Object, Location, Event) model. This generates insights into patterns, behaviors, and incidents that enable proactive crime prevention rather than reactive investigation.

Smart Cities and Government Operations: Visium's integrated platform provides municipal governments and national agencies with comprehensive situational awareness across public safety, transportation, critical infrastructure, and emergency response systems. The agentic AI capabilities enable automated coordination across multiple agencies and systems during crisis events.

Enterprise Security Operations: Organizations deploy TruContext™ to unify their security technology stack, eliminating data silos created by disparate point solutions. The platform ingests data from existing security tools and provides comprehensive visualization and automated analysis, significantly improving security analyst productivity while reducing complexity and operational costs.

According to CrowdStrike research, the average time from breach to harm caused by threat actors is 75 minutes, making real-time threat identification and automated response capabilities critically important. TruContext™'s agentic AI architecture addresses this challenge by continuously monitoring network environments and executing immediate response protocols when threats are detected.

Revenue Model and Market Strategy

Visium generates revenue through three primary channels:

1.

Enterprise and Government Licensing: The Company provides virtual appliance and SaaS-based licensing models, with pricing based on network environment size, number of nodes (TruContext™ Identifiers), and feature sets. Annual seat licenses for federal government deployments and recurring monthly SaaS fees for commercial and international government clients provide predictable recurring revenue streams.

2.

Professional Services: Visium delivers IT infrastructure, cybersecurity integration, and implementation services through service contracts. These engagements include data science services, custom analytics development, system integration, and ongoing support for TruContext™, Tru-InSight™, and TruTrack™ deployments.

3.

Infrastructure Projects: The Company serves as systems integrator and cybersecurity provider for large-scale digital infrastructure projects, including national data centers, smart city deployments, and critical infrastructure protection programs.

Strategic Contracts and Market Position

The Company has established a strong foundation for growth in emerging markets across South America and Africa, securing multi-year contracts that demonstrate the commercial viability of its agentic AI platform:

West Africa - National Data Center Cybersecurity: In November 2023, through its partnership with Cybastion Institute of Technology, Visium secured a contract valued at over $20 million as part of the U.S. Export-Import Bank's (EXIM) $100+ million financing initiative for Africa's digital infrastructure development. The project encompasses cybersecurity integration and systems management for national data centers in Côte d'Ivoire and Benin, including data center architecture and design, power and civil engineering, network topology, vendor management, and comprehensive security stack solutions powered by TruContext™. EXIM provided a $66 million guarantee for Côte d'Ivoire's national data center and a $47 million guarantee for digitalization of government ministries.

Peru - AI-Powered Public Safety: Through partnership with IREX.AI, Visium is working with the Peruvian National Police (PNP) on a multi-year project deploying Tru-InSight™ for AI-driven situational awareness across municipal public safety operations. The initial engagement includes a two-year contract with an option for three additional years. The deployment combines video surveillance with intelligent analytics for threat identification and response across 50,000+ cameras deployed throughout 25 regions.

Democratic Republic of Congo - National Infrastructure: The Company is pursuing opportunities for comprehensive digital infrastructure and addressing system projects, including national mapping initiatives and critical infrastructure protection programs.

These strategic opportunities establish proof points for Visium's technology and promise to create recurring revenue streams while demonstrating the platform's applicability across diverse use cases and geographic markets.

Partnership Ecosystem

Visium leverages strategic partnerships to accelerate market penetration and enhance platform capabilities:

Technology Partnerships: The Company maintains alliances with technology providers focused on security analytics, network and infrastructure security, threat platforms, orchestration, and automation. These partnerships enable integration of TruContext™ with complementary security tools and extend the platform's reach through partner distribution channels.

Key partnerships include:

•	IREX.AI: Joint development and deployment of Tru-InSight™ video intelligence solutions, including integration with Searchveillance™ facial recognition technology
•	Cybastion Institute of Technology: Strategic partner for African digital infrastructure projects and systems integration services
•	Pro-Profit Consulting, SA: Market development and deployment partner for Angola and Southern African markets
•	GB Group Global: Partnership supporting representation at international business summits and market development activities
•	True Photonic: Development partnership for TruContext Photon™, an AI-native platform for pure photonic computing environments targeting late 2026 pilot deployments

Government and Export Finance Support: Visium benefits from U.S. government support for technology exports to emerging markets through EXIM Bank financing programs. These programs provide competitive advantages when pursuing large-scale international infrastructure projects.

Visium relies on third-party data center facilities to host cloud-based product offerings and licenses certain commercial and open-source software components that are integrated with its solutions. The Company maintains relationships with cloud infrastructure providers to ensure global availability and performance of its SaaS offerings.

Technology Infrastructure and Competitive Advantages

Visium's competitive positioning is based on several key differentiators:

Agentic AI Architecture: Unlike traditional cybersecurity tools that require extensive human analysis and intervention, TruContext™'s agentic capabilities enable autonomous operation, dramatically reducing response times and analyst workload while improving detection accuracy.

Transparent and Explainable AI: The platform eliminates the "black box" problem common in AI systems by providing full visibility into decision-making processes. This transparency is critical for defense, critical infrastructure, and government applications where explainability and auditability are mandatory requirements.

Graph-Based Analytics: The underlying graph database technology enables visualization and analysis of highly connected data that is impossible to comprehend using traditional relational databases or SIEM tools. This provides security analysts with intuitive understanding of complex network relationships and attack patterns.

Platform Integration: TruContext™'s ability to ingest data from any source and unify information across disparate security tools addresses a critical market need. Organizations typically deploy 20-50 security point solutions that create data silos; TruContext™ eliminates these silos by providing a comprehensive analytics layer across the entire security stack.

No-Code Interface: The platform's intuitive GUI enables business users and security analysts to perform sophisticated queries, create custom visualizations, and generate reports without coding or database expertise. This democratizes access to advanced analytics capabilities.

Emerging Market Focus: Visium's strategic focus on underserved emerging markets in Africa, South America, and other regions provides access to high-growth opportunities with reduced competition compared to saturated North American and European markets.

Competition

The markets for cybersecurity and AI solutions are highly competitive and fragmented. The Company faces competition from established enterprise security vendors, emerging AI security startups, and cloud platform providers:

Enterprise Security Vendors: Large security companies such as Palo Alto Networks, Splunk Inc., CrowdStrike, and McAfee, LLC offer comprehensive security suites that may include capabilities that compete with certain TruContext™ features. However, these vendors typically do not offer the graph-based analytics and agentic AI capabilities that differentiate TruContext™.

SIEM and Analytics Platforms: Security Information and Event Management (SIEM) vendors provide log aggregation and analysis capabilities that address some of the same use cases as TruContext™. However, traditional SIEM solutions lack the real-time graph-based visualization and agentic automation capabilities of TruContext™.

AI and Machine Learning Security Tools: Emerging vendors are incorporating AI and machine learning into security products for threat detection and automated response. Visium differentiates through its transparent, explainable agentic AI architecture and comprehensive platform approach versus point solutions.

Video Intelligence and Physical Security: In the video intelligence market, Tru-InSight™ competes with traditional video management systems, analytics overlays, and specialized AI video analysis tools. The platform's differentiation comes from integration with the broader TruContext™ ecosystem and its ability to correlate video intelligence with cybersecurity, IoT, and other data sources.

Cloud and Identity Providers: Large cloud platforms such as Amazon Web Services, Microsoft Azure, and Google Cloud Platform provide native security tools and identity management services that may compete for customer budgets. Additionally, identity and access management vendors such as Okta and business intelligence platforms such as Tableau compete in adjacent market segments.

Competitive pressures may result in price reductions, reduced margins, loss of market share, inability to gain market share, and declining sales, any of which could materially impact the Company's business, financial condition, results of operations, and cash flows. The Company addresses competitive threats through continuous innovation, strategic partnerships, focus on underserved markets, and differentiation based on its unique agentic AI capabilities and government heritage.

Market Opportunity

The global market for AI-powered cybersecurity solutions is experiencing rapid growth driven by increasing cyber threats, expanding attack surfaces, shortage of cybersecurity professionals, and regulatory requirements for enhanced security controls. Industry analysts project the agentic AI market to reach $1.3 trillion by 2030, representing significant expansion opportunity for platforms that can deliver autonomous, transparent, and verifiable intelligence.

Emerging markets in Africa, South America, Asia, and the Middle East represent particularly attractive opportunities as these regions invest heavily in digital infrastructure, smart cities, and government modernization programs. These markets often lack established legacy security infrastructure, creating opportunities for modern, cloud-native solutions like TruContext™ to become the foundation for national cybersecurity and public safety programs.

The Company's strategic focus on government contracts, critical infrastructure projects, and large-scale deployments in emerging markets positions it to capture significant market share in high-growth segments with long contract durations and recurring revenue characteristics.

Forward-Looking Strategy

Visium's strategic objectives include:

•

Expanding the agentic AI capabilities of TruContext™ to address broader use cases beyond cybersecurity, including fraud detection, supply chain analytics, healthcare analytics, and compliance monitoring

•	Accelerating revenue growth through execution of existing contracts in Peru and West Africa while pursuing additional opportunities in underserved international markets
•	Developing the next generation TruContext Photon™ platform for photonic computing environments to deliver unprecedented performance and energy efficiency
•	Expanding the partner ecosystem to include additional technology alliances, reseller channels, and system integrators
•	Pursuing strategic acquisitions or partnerships that enhance platform capabilities or accelerate market penetration
•	Investing in sales and marketing infrastructure to support commercial expansion in enterprise and government sectors

The Company's transformation into a pure-play agentic AI company positions it to capitalize on the convergence of artificial intelligence, cybersecurity, and critical infrastructure protection. As organizations worldwide face increasingly sophisticated threats and complexity in their security operations, Visium's platform provides a differentiated solution that automates threat detection and response while maintaining the transparency and explainability required for mission-critical applications.

Employees

As of December 31, 2025, we had five (5) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended December 31, 2025 and 2024

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$421,789	$280,483	$791,412	$650,948
Development expense	-	75	-	75
Total Operating Expenses	421,789	280,558	791,412	651,023

Loss from Operations	(421,789)	(280,558)	(791,412)	(651,023)

Other income (expenses):
Gain on change in fair value of derivative liabilities	(781)	9,921	1,815	36,031
Gain (loss) on extinguishment of debt	-	-	-	725,059
Interest expense	(83,290)	(111,143)	(160,965)	(165,231)
Total other income (expenses)	(84,071)	(101,222)	(159,150)	595,859

Net loss	$(505,860)	$(381,780)	$(950,562)	$(55,164)

Selling, General, and Administrative Expenses

Six Month Period Ended December 31, 2025

For the six months ended December 31, 2025, selling, general and administrative expenses were $791,412 as compared to $650,948 for the six months ended December 31, 2024. For the six-month periods ended December 31, 2025 and 2024 selling, general and administrative expenses consisted of the following:

	Six Months Ended
	December 31,		Increase/
	2025	2024	Decrease	% Change
Accounting expense	$28,680	$34,707	$(6,027)	(17.4)%
Consulting fees	60,000	60,000	-	0.0)%
Salaries	401,904	448,661	(46,757)	(10.4)%
Legal and professional fees	21,000	21,000	-	0.0)%
Travel expense	640	154	486	315.6%
Occupancy expense	25	82	(57)	(69.5)%
Telephone expense	2,570	2,463	107	4.4%
Website expense	816	696	120	17.2%
Investor relations expense	2,500	-	2,500	N/A
Stock based consulting expense	4,300	23,270	(18,970)	(81.5)%
Stock based compensation	256,650	52,500	204,150	388.9%
Other	12,327	7,415	4,912	66.2%
	$791,412	$650,948	$140,464	21.6%

The increase in selling, general and administrative expenses of $140,464 during fiscal 2025, when compared with the prior year, is primarily due to an increase in stock-based compensation of $204,150 and higher travel expenses of $486, offset by a decrease in stock-based consulting expense of $18,970, lower salary expense of $46,757, and lower accounting expense of $6,027.

We believe that our selling, general, and administrative expenses will be lower over the rest of the current fiscal year, driven by an anticipated decrease in stock-based compensation expense, offset by an increase in expenses related to greater business activity over the remainder of fiscal 2026.

Development Expense

	Six-Months Ended
	December 31,		%
	2025	2024	Change
Development expense	$-	$75	(100.0)%

Development expense represents the expense to further enhance and commercialize our products.

Change in Fair Value of Derivative Liabilities

	Six-Months Ended
	December 31,		%
	2025	2024	Change
Gain (loss) on change in fair value of derivative liabilities	$1,815	$36,031	(95.0)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Six-Months Ended
	December 31,		%
	2025	2024	Change
Interest expense	$160,965	$165,231	(2.6)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the six months ended December 31, 2025 due to lower debt discount amortization of $27,519, offset by higher interest expense of $23,253 as compared to the prior year period.

Gain (loss) on extinguishment of debt

	Six-Months Ended
	December 31,		%
	2025	2024	Change
Gain (loss) on extinguishment of debt	$-	$725,059	(100)%

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

Three Month Period Ended December 31, 2025

For the three months ended December 31, 2025, selling, general and administrative expenses were $421,789 as compared to $280,483 for the three months ended December 31, 2024. For the three months ended December 31, 2025 and 2024 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	December 31,		Increase/
	2025	2024	Decrease	% Change
Accounting expense	$12,498	$9,801	$2,697	27%
Consulting fees	30,000	30,000	-	-%
Salaries	201,803	225,486	(23,683)	(10)%
Legal and professional fees	10,500	10,500	-	-%
Travel expense	151	154	(3)	(1)%
Occupancy expense	25	85	(60)	(71)%
Telephone expense	1,225	1,121	104	9%
Investor relations expense	2,500	-	2,500	N/A
Website expense	732	696	36	5%
Stock based consulting expense	2,575	-	2,575	N/A
Stock based compensation	152,650	-	152,650	N/A
Other	7,130	2,640	4,490	170%
	$421,789	$280,483	$141,306	50%

The increase in selling, general and administrative expenses of $141,306 for the three months ended December 31, 2025, when compared with the prior year period, is primarily due to an increase in stock-based compensation expense of $152,650, offset by a decrease in salary expense of $23,683.

Development Expense

	Three-Months Ended
	December 31,		%
	2025	2024	Change
Development expense	$-	$75	(100.0)%

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	December 31,		%
	2025	2024	Change
Gain loss on change in fair value of derivative liabilities	$(781)	$9,921	(107.9)%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	December 31,		%
	2025	2024	Change
Interest expense	$83,290	$111,143	(25.1)%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is lower for the three months ended December 31, 2025 due to lower debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	December 31,	June 30,
	2025	2025
Cash	$23,877	$60,144
Accounts payable and accrued expenses	1,521,273	1,472,933
Accrued compensation	2,761,929	2,556,428
Notes, convertible notes, and accrued interest payable	$1,798,416	$1,593,484

At December 31, 2025 and June 30, 2025, our total assets consisted of cash and prepaid license fees.

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

As of December 31, 2025, Visium Technologies, Inc. had cash of $23,877 compared with $60,144 at June 30, 2025. Working capital was a deficit of approximately $6.39 million at December 31, 2025 compared with a deficit of approximately $5.84 million at June 30, 2025.

The Company has historically financed its operations primarily through the issuance of debt and equity securities and advances from officers and directors.

Management believes existing cash resources are not sufficient to fund operations for the next twelve months without additional financing.

The Company expects to require additional capital to:

•         Fund operating expenses

•         Satisfy matured debt obligations

•         Support commercialization of the TruContext™ platform

•         Maintain SEC reporting and public company compliance costs

Management estimates that the Company requires approximately $180,000 annually to maintain basic public company reporting obligations, excluding operating growth initiatives.

Capital Raising Activities

During the six months ended December 31, 2025, the Company raised $322,042 through promissory note issuances and $49,500 through advances from officers.

Management is currently pursuing additional financing through:

•         Private placements of common stock

•         Promissory note financings

•         Strategic partnerships and customer prepayments

There are no binding commitments for additional financing as of the date of this filing.

Liquidity Outlook

Based on current cash balances and projected operating expenses, the Company expects existing cash to fund operations only for a limited period unless additional financing is obtained.

The Company’s ability to continue operations is dependent on:

•         Raising additional capital

•         Generating revenue from customer deployments

•         Restructuring outstanding debt obligations

There can be no assurance that such financing will be available on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $292,693 and $218,247 during the six-month periods ended December 31, 2025 and 2024, respectively, and has a working capital deficit of approximately $6.39 million and $5.84 million at December 31, 2025 and June 30, 2025, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Six months ended December 31, 2025

Net cash used in operations during the six months ended December 31, 2025 increased by $74,446 or 34% over the same period during fiscal year 2024. The cash provided by financing was obtained through advances from directors totaling $49,500 and the issuance of promissory notes that netted the Company $322,041 during the six months ended December 31, 2025.

Six months ended December 31, 2024

Net cash used in operations during the six months ended December 31, 2024 decreased by $48,961 or about 18% from the same period during fiscal year 2023. The cash provided by financing was obtained through advances from directors totaling $56,526, the issuance of promissory notes that netted the Company $320,000 during the six months ended December 31, 2024.

Capital Raising Transactions

During the six months ending December 31, 2025 we generated net proceeds of $322,041 from the issuance of seven promissory notes.

Other outstanding obligations at December 31, 2025

Convertible Notes Payable

The Company had convertible promissory notes aggregating $179,132 outstanding at December 31, 2025. The accrued interest amounted to approximately $127,910 as of December 31, 2025. The Convertible Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.0042 and $121.50 per share, at the holders’ option. At December 31, 2025, $179,132 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $1,250,929 at December 31, 2025. The related accrued interest amounted to approximately $240,444 at December 31, 2025. The Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable at maturity of the note. At December 31, 2025, $785,000 of the promissory notes have matured and are in default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2025, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At December 31, 2025 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the six months ended December 31, 2025 the Company issued 32,000,000 shares of its common stock related to the conversion of $134,400 of principal and accrued interest for one of its convertible notes payable, at an average contract conversion price of $0.0042 per share.

Stock Based Compensation

During the six months ended December 31, 2025 the Company issued 49,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $245,90, or $0.005 per share, based on the share price at the time of the transactions.

During the six months ended December 31, 2025 2,250,000 shares of its $0.0001 par value common stock vested to consultants, as compensation under consulting agreements. The shares were valued at $10,750, or $0.0048 per share.

During the six months ended December 31, 2025 1,000,000 shares of its $0.0001 par value common stock vested to employees as compensation. The shares were valued at $4,300, or $0.0043 per share.

During the six months ended December 31, 2025 1,125,000 shares of its $0.0001 par value common stock vested as commitment shares pursuant to the issuance of promissory notes. The shares were valued at $8,738, or $0.0078 per share.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Mark B. Lucky
February 20, 2026		Mark B. Lucky
CEO, principal executive officer

	By:	/S/ Mark Lucky
February 20, 2026		Mark Lucky
CFO, principal accounting officer

