Form 10-Q
period 2026-03-31
VISIUM TECHNOLOGIES, INC.
filed 2026-05-20
CIK 1082733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 20, 2026, was 1,077,502,919.

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

These risks and uncertainties include, among other things, risks related to our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the sufficiency of our cash and capital resources to satisfy our liquidity needs; our ability to hire, retain and motivate qualified personnel, including executive level management; and our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions.

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

2

VISIUM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31 2026	June 30, 2025(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$665	$60,144
Prepaid expenses	11,875	7,500

Total current assets	12,540	67,644

Total assets	$12,540	$67,644

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,584,350	$1,472,933
Accrued compensation	2,899,379	2,556,428
Accrued interest	492,406	418,044
Due to officer	363,359	277,859
Convertible notes payable, net of discount of $143,819 and $0, respectively	191,199	183,873
Derivative liabilities	191,098	7,805
Notes payable, net of discount of $74,000 and $26,154, respectively	1,118,200	991,567
Total current liabilities	6,839,990	5,908,509

Commitments and contingencies (Note 11)	-	-

Stockholders’ deficit:
Preferred stock
Series A Convertible Stock ($0.001 par value; 50,000,000 shares authorized, 13,992,340 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively)	13,992	13,992
Series B Convertible Stock ($0.001 par value 30,000,000 shares authorized, 1,327,670 shares issued and outstanding as of as of March 31, 2026 and June 30, 2025, respectively)	1,328	1,328
Series C Convertible Stock ($0.001 par value 30,000 shares authorized, 0 shares issued and outstanding as March 31, 2026 and June 30, 2025, respectively)	-	-
Series AA Convertible Stock ($0.001 par value; 1 share authorized, 1 share issued and outstanding as of March 31, 2026 and June 30, 2025, respectively)	-	-
Common stock, $0.0001 par value, 3,000,000,000 shares authorized: 498,254,643 shares issued and outstanding at March 31, 2026, and 368,544,861 shares issued and outstanding at June 30, 2025, respectively (See Note 6)	49,825	36,856
Additional paid in capital	58,735,280	58,196,429
Accumulated deficit	(65,627,876)	(64,089,470)
Total stockholders’ deficit	(6,827,451)	(5,840,865)

Total liabilities and stockholders’ deficit	$12,540	$67,644

(1) Derived from audited financial statements.

See Notes to Unaudited Consolidated Financial Statements.

 VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	359,108	257,019	1,150,520	907,968
Development expense		-		75
Total Operating Expenses	359,108	257,019	1,150,520	908,043

Loss from Operations	(359,108)	(257,019)	(1,150,520)	(908,043)

Other income (expenses):
Gain (loss) on change in fair value of derivative liabilities	78,478	(12,876)	80,293	23,155
Gain (loss) on extinguishment of debt	-	-	-	725,059
Interest expense	(307,214)	(98,161)	(468,179)	(263,392)
Total other income (expenses)	(228,736)	(111,037)	(387,886)	484,822

Loss before income taxes	$(587,844)	$(368,056)	$(1,538,406)	$(423,221)

Provision for income taxes	-	-		-

Net Loss	$(587,844)	$(368,056)	$(1,538,406)	$(423,221)

Loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	463,483,598	270,959,767	428,579,491	252,219,024

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Nine Months ended March 31, 2026

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	368,544,861	$36,854	$58,196,429	$(64,089,470)	$(5,840,865)

Shares issued as compensation to directors and officers									65,000,000	6,500	330,600		337,100
Shares issued as compensation to employees									1,000,000	100	4,200		4,300
Shares issued for consulting services									2,250,000	225	10,525		10,750
Commitment shares issued pursuant to financings									2,625,000	263	18,525		18,788
Shares issued for conversion of notes payable									58,834,782	5,883	175,001		180,884
Net income (loss) for the Nine Months ended March 31, 2026												(1,538,406)	(1,538,406)
Balance at March 31, 2026	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	498,254,643	$49,825	$58,735,280	$(65,627,876)	$(6,827,451)

Three months ended March 31, 2026

	Preferred		Preferred		Preferred		Preferred
	Stock -		Stock -		Stock -		Stock -		Common
	Series A		Series B		Series C		Series AA		Stock
	$0.001		$0.001		$0.001		$0.001		$0.0001		Additional		Total
	Par Value		Par Value		Par Value		Par Value		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	13,992,340	$13,992	1,327,670	$1,328	0	$-	1	$0	453,919,861	$45,393	$58,591,979	$(65,040,033)	$(6,387,340)

Shares issued as compensation to directors and officers									16,000,000	1,600	89,600		91,200
Commitment shares issued pursuant to financings									1,500,000	150	9,900		10,050
Shares issued for conversion of notes payable									26,834,782	2,683	43,801		46,484
Net income (loss) for the three months ended March 31, 2026												(587,844)	(587,844)
Balance at March 31, 2026	13,992,340	13,992	1,327,670	$1,328	0	$-	1	$0	498,254,643	$49,825	$58,735,280	$(65,627,876)	$(6,827,451)

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

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,538,406)	$(423,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	352,150	75,770
Amortization of debt discount	210,128	86,106
(Gain) Loss on change in fair value of derivative liability	(80,293)	(23,155)
(Gain) loss on extinguishment of debt	-	(725,059)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	111,417	193,393
Prepaid license fee	(4,375)	-
Accrued interest	236,286	107,375
Accrued compensation	342,950	454,900
Net cash used in operating activities	(370,143)	(253,891)

Cash flows from financing activities:
Proceeds from promissory notes payable	420,691	332,000
Repayment of promissory notes payable	(195,527)	(160,080)
Advances from officers	85,500	95,726

Net cash provided by financing activities	310,664	267,646

Net increase (decrease) in cash	(59,479)	13,755

Cash, beginning of period	60,144	8,456

Cash, end of period	$665	$22,211

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,579	$20,007
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable, accrued interest, and fees	$180,884	$211,224

See Notes to Unaudited Consolidated Financial Statements.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

In April 2021 the Company created JAJ Advisory, LLC, a Virginia limited liability company. The LLC was established to account for non-cybersecurity-related business activities that the Company may pursue. As of March 31, 2026 there has been no activity in this subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the nine months ended March 31, 2026 we had a net loss of $1,538,406, and had net cash used in operating activities of $370,143 and negative working capital of $6,827,451. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 7, 2025. The results of operations for the nine months ended March 31, 2026, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending June 30, 2026.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary, cash equivalents or investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents during the nine months ended March 31, 2026 and year ended June 30, 2025.

Concentration of Credit Risks

The Company is subject to a concentration of credit risk from cash.

The Company’s cash account is held at a financial institution and is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000. As of March 31, 2026 and June 30, 2025, the Company did not exceed these FDIC limits.

Derivative Liabilities

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivatives. Upon the occurrence of an event of default, certain promissory notes may become convertible at variable rates or trigger penalty provisions that require the bifurcation of embedded conversion options. In such instances, the Company recognizes the fair value of the derivative liability on the date of default, with a corresponding charge to discount on convertible notes, which is then amortized as interest expense over the remaining life of the note.

The Company assessed the classification of its derivative financial instruments as of March 31, 2026 and June 30, 2025 which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded derivative liabilities as of March 31, 2026 of $191,098.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following is the Level 3 activity for the Company’s derivatives:

Derivative liability at June 30, 2025	$7,805
Discount of convertible notes payable	263,586
Gain on change in fair value of derivative liability	(80,293)
Derivative liability at March 31, 2026	$191,098

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

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2026 the Company issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

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

MARCH 31, 2026

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Share-Based Payments

The Company accounts for stock-based compensation in accordance with ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned.

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

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2026, the Company had not filed tax returns for the tax years ending June 30, 2008 through 2025 and such returns, when filed, potentially will be subject to audit by the taxing authorities for a minimum of three years beyond the filing date under the three-year statute of limitations. The Company has not accrued any potential tax penalties associated with not filing these tax returns. Due to recurring losses, management believes such potential tax penalties, if any, would not be material in amount.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Basic and Diluted Earnings Per Share

Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share is computed using the weighted-average number of shares of common stock and all potentially dilutive common stock equivalents outstanding during the period. Potentially dilutive common stock equivalents consist of shares issuable upon the exercise of in-the-money stock options and warrants (calculated using the treasury stock method) and upon the conversion of convertible promissory notes and convertible preferred stock.

Because the Company reported a net loss for all periods presented, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted loss per share. Accordingly, the weighted-average shares outstanding used to compute basic loss per share and diluted loss per share are identical for all periods presented.

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Numerator
Net loss	$(587,844)	$(368,056)	$(1,538,406)	$(423,221)
Denominator
Weighted-average common shares outstanding — basic	463,483,598	270,959,767	428,579,491	252,219,024
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding — diluted	463,483,598	270,959,767	428,579,491	252,219,024
Loss per common share — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following potentially dilutive securities were excluded from the computation of diluted loss per share for the nine months ended March 31, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive:

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Convertible promissory notes	140,473,025	35,146,649
Convertible preferred stock	14,793	14,793
Common stock options	2,222	2,222
Warrants	5,112,426	5,112,426
Total potentially dilutive securities excluded	145,602,466	40,276,090

NOTE 3: DERIVATIVE LIABILITIES

Derivative liability – convertible notes

During the three months ended March 31, 2026, five separate notes went into default. These defaults triggered variable conversion features and penalty provisions that met the criteria for liability classification under ASC 815. Consequently, the Company recorded an initial discount on convertible notes of $263,586 representing the fair value of these instruments on the measurement (default) date.

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to embedded derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at March 31, 2026 and June 30, 2025 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The revaluation of the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features, resulted in the recognition of a gain of $80,293 and $23,155 for the nine months ended March 31, 2026 and 2025, respectively in the Company’s consolidated statements of operations, under the caption “Gain on change of fair value of derivative liability”. The fair value of the warrants at March 31, 2026 and June 30, 2025 was $0 and $0, respectively. The fair value of the derivative liability related to the convertible debt at March 31, 2026 and June 30, 2025 is $191,098 and $7,805, respectively, which is reported on the consolidated balance sheet under the caption “Derivative liability”.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Nine Months ended March 31,
	2026	2025
Effective exercise price	$0.001275 - $0.0040	$0.00136
Effective market price	$0.0022	$0.0015
Expected volatility	179.25% - 217.24%	238.14-279.61%
Risk-free interest	3.66% - 3.82%	4.39%
Expected terms	60 - 334 days	60 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine months ended March 31, 2026 is follows:

Derivative liability at June 30, 2025	$7,805
Initial recognition upon note defaults (charged to debt discount)	263,586
Gain on change in fair value of derivative liability	$(80,293)
Derivative liability at March 31, 2026	$191,098

NOTE 4: ACCRUED INTEREST PAYABLE

Changes in accrued interest payable during the nine months ended March 31, 2026 is as follows:

Accrued interest payable at June 30, 2025	$418,044
Conversion of accrued interest into common stock	(139,636)
Interest expense paid in cash	(28,579)
Interest expense accrued for the nine months ended March 31, 2026	242,577
Write off of accrued interest payable	-
Accrued interest payable at March 31, 2026	$492,406

At March 31, 2026, accrued interest payable included amounts related to notes currently in default, some of which bear punitive interest rates ranging up to 22% per annum. As of the period end, the Company has not accrued for additional liquidated damages beyond the stated interest, though such penalties may be pursued by holders under the default provisions.

NOTE 5: CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

At March 31, 2026 and June 30, 2025 convertible debentures consisted of the following:

	March 31,	June 30,
	2026	2025
Convertible notes payable	$335,018	$183,873
Discount on convertible notes	(143,819)	-
Convertible notes, net	$191,199	$183,873

The Company had convertible promissory notes net of discount aggregating approximately $191,199 and $183,873 at March 31, 2026 and June 30, 2025, respectively. The related accrued interest amounted to approximately $226,376 and $247,563 at March 31, 2026 and June 30, 2025, respectively. The convertible notes payable bear interest at rates ranging from 0% to 24% per annum. The convertible notes are generally convertible, at the holders’ option, at rates ranging from $0.00097 to $121.50 per share, as a result of the two reverse stock splits. At March 31, 2026, approximately $268,418 of convertible promissory notes had matured, are in default and remain unpaid. Certain notes contain punitive default provisions that may significantly increase the amount due upon the occurrence of certain events of default. If the Company fails to pay principal or interest at maturity, the outstanding principal, accrued interest, and any unpaid amounts (the “Default Amount”) may become immediately due and payable. For certain other events of default—such as failure to deliver conversion shares, breaches of covenants, representations, bankruptcy, or failure to maintain reporting requirements—the note holder is entitled to additional penalties. Specifically, (i) in the case of a failure to deliver conversion shares, the holder may require payment of two times the Default Amount, (ii) for other specified default events, the note accelerates and becomes immediately due at one and one-half times (1.5x) the Default Amount, and (iii) in addition, the note provides for a liquidated damages fee of $2,000 per day for delays in the issuance of conversion shares, which may be added to principal and accrue interest. Upon default, the Company is also liable for all legal and collection costs incurred by the note holder. These provisions may result in substantial financial penalties and adversely impact the Company’s liquidity and capital resources in the event of default.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The changes in the convertible notes payable balance are summarized below:

Convertible payable at June 30, 2025	$183,873
Convertible notes issued during the nine months ended March 31, 2026	-
Promissory notes reclassified as Convertible notes upon default	188,793
Increase in discount on convertible notes payable	(143,819)
Conversion of convertible notes payable into common stock	(37,748)
Convertible payable at March 31, 2026	$191,199

For the nine months ended March 31, 2026, the following summarizes the conversion of debt for common shares:

		Amount of	Amount of			Conversion
	Shares	Converted	Converted	Conversion		Price
Name	Issued	Principal	Interest	Expense	Total	Per Share
FirstFire	32,000,000	$4,741	$129,659	$-	$134,400	$0.0042
Labrys II	10,000,000	16,940	1,310	1,750	20,000	0.002
1800 Diagonal	16,834,782	16,067	8,667	1,750	26,484	0.00147
Total	58,834,782	$37,748	$139,636	$3,500	$180,884	$0.003

In the nine months ended March 31, 2026 the noteholders converted the principal and interest related to these notes at an average conversion rate of $0.003 per share.

Notes Payable

The Company had promissory notes aggregating $1,118,200 and $991,567 at March 31, 2026 and June 30, 2025, respectively. The related accrued interest amounted to approximately $266,030 and $170,481 at March 31, 2026 and June 30, 2025, respectively. The notes payable bear interest at rates ranging from 0% to 18% per annum and are payable monthly. Promissory notes totaling $835,000 have matured as of March 31, 2026, and are in default.

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

At March 31, 2026, the Company had 3,000,000,000 authorized common shares.

At March 31, 2026, the Company has 498,254,643 common shares issued and outstanding.

Issuances of Common Stock During the Nine Months ended March 31, 2026

Convertible Notes Payable

During the nine months ended March 31, 2026 the Company issued 58,834,782 shares of its common stock related to the conversion of $180,884 of principal, accrued interest, and fees for four of its convertible notes payable, at an average contract conversion price of $0.003 per share.

Commitment Shares

During the nine months ended March 31, 2026 the Company issued 2,625,000 shares of its common stock valued at $18,788 or an average price of $0.0072 per share, pursuant to the issuance of two promissory notes.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Stock Based Compensation

During the nine months ended March 31, 2026 the Company issued 65,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $337,100, or $0.0052 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2026 the Company issued 1,000,000 shares of its $0.0001 par value common stock as compensation to employees. The shares were valued at $4,300, or $0.0043 per share.

During the nine months ended March 31, 2026 the Company issued 2,250,000 shares of its $0.0001 par value common stock as compensation to a consultant. The shares were valued at $10,750, or $0.0048 per share.

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

MARCH 31, 2026

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

The Company issued equity securities at a price below the then-current warrant exercise price of $0.00097 per share. As a result, pursuant to the full-ratchet provisions, the exercise price of 5,112,426 outstanding warrants was reduced to $0.00097 per share.

This repricing:

•	Did not change the number of warrants outstanding.

•	Reduced the weighted-average exercise price from $0.0169 to $0.00097.

•	Increased the intrinsic value of the warrants.

A summary of the status of the Company’s outstanding common stock warrants as of March 31, 2026 and changes during the nine months ended on that date is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Common Stock Warrants
Balance at June 30, 2025	5,112,426	$0.0169
Granted	-	-
Exercised	-	-
Forfeited	-	-
Effect of full-ratchet repricing	-	(0.01593)

Warrants exercisable at March 31, 2026	5,112,426	$0.00097

The following table summarizes information about common stock warrants outstanding at March 31, 2026:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding At March 31, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At March 31, 2026	Weighted Average Exercise Price
$0.0042	5,112,426	1.42Years	$0.00097	5,112,426	$0.00097
	5,112,426	1.42 Years	$0.00097	5,112,426	$0.00097

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Under the 2021 Stock Incentive Plan, the Company has issued options to purchase 11,852 shares at an average price of $20.25 with a fair value of $0.00. For the nine months ended March 31, 2026 and 2025, the Company did not issue any options to purchase shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the nine months ended March 31, 2026 and 2025, under the 2021 Stock Incentive Plan the Company did not recognize any non-cash compensation expense (which would be included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a binomial option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2026, the Company had no unrecognized pre-tax non-cash compensation expense. The Company used straight-line amortization of compensation expense over the one-year requisite service or vesting period of the grant. The Company recognizes forfeitures as they occur. There are options to purchase approximately 2,222 shares that have vested as of March 31, 2026.

The Company uses a binomial option pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the binomial option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine months ended March 31,	Year ended June 30,
	2026	2025
Expected volatility	-%	-%
Expected term	-	-
Risk-free interest rate	-%	-%
Forfeiture Rate	-%	-%
Expected dividend yield	-%	-%

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

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following table summarizes information about employee stock options outstanding at March 31, 2026:

	Outstanding Options			Vested Options
	Number			Number
	Outstanding	Weighted	Weighted	Exercisable	Weighted	Weighted
	at	Averaged	Averaged	at	Averaged	Averaged
	March 31,	Remaining	Exercise	March 31,	Exercise	Remaining
Range of Exercise Price	2026	Life	Price	2026	Price	Life
$27.00	2,222	0.08	$27.00	2,222	$27.00	0.08
Outstanding options	2,222	0.08	$27.00	2,222	$27.00	0.08

As of March 31, 2026, the Company had approximately $0 of unrecognized pre-tax non-cash compensation expense.

Restricted Stock Awards

Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the holder leaves the Company before the restrictions lapse or the vesting conditions of the award are not met. The holder of a vested restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares. The value of stock awards that vest over time was established by the market price on the date of its grant. A summary of the Company’s restricted stock activity for the Nine Months ended March 31, 2026 is presented in the following table:

	For the nine months ended
	March 31, 2026
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at June 30, 2025	-	$-
Granted	68,250,000	0.00485
Forfeited	-	-
Vested	(68,250,000)	0.00485
Unvested at March 31, 2026	-	$-

As of March 31, 2026 the Company had no unrecognized pre-tax non-cash compensation expense.

NOTE 9: RELATED PARTY TRANSACTIONS

Equity transactions with related parties are described in Note 6.

From time to time we have borrowed operating funds from Mr. Mark Lucky, our Chief Executive Officer and from certain Directors, for working capital. The advances were payable upon demand and were interest free. At March 31, 2026 there was $363,359 outstanding of such advances made to the Company.

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 10 - ACCRUED PAYROLL

Accrued payroll consist of the following at:

	March 31	June 30
	2026	2025
Accrued Payroll - officers	$1,526,096	$1,385,395
Accrued payroll - staff	1,373,283	1,171,033
	$2,899,379	$2,556,428

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates virtually, with no office space rented. The Company has no future minimum annual payments under non-cancelable operating leases at March 31, 2026.

Contingencies

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2026, and based on the assessment there are no probable loss contingencies requiring accrual or disclosures within its financial statements.

License Contingent Consideration

Our license agreements with The MITRE Corporation include provisions for a royalty payment on revenues collected of 6%. As of March 31, 2026, we have not generated any revenue related to these license agreements.

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

NOTE 12 – FAIR VALUE MEASUREMENT

Fair value measurements

At March 31, 2026 and June 30, 2025, the fair value of derivative liabilities is estimated using the Cox, Ross & Rubinstein Binomial Tree valuation model using inputs that include the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2026 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2026:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$191,098

Total derivative liability	$-	$-	$191,098

At June 30, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2025:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Convertible notes	$-	$-	$7,805
Derivative liability – Warrants	-	-	-
Total derivative liability	$-	$-	$7,805

VISIUM TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 13: SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 20, 2026, the date the consolidated financial statements were available to be issued, in accordance with ASC 855-10-50-2. The following material events, substantially all Type 2 (non-recognized), have been identified. All equity issuances were effected pursuant to the private placement exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, with verified accredited investors.

Equity Issuances On April 6, 2026, the Company issued 500,000,000 shares of common stock for $375,000 cash ($0.00075 per share) pursuant to PPM-2.

In April 2026, the Company filed Articles of Amendment with the Florida Division of Corporations increasing authorized Series AA Convertible Preferred Stock to 99 shares and issued three Series AA shares to PT Smart Green Technologies (an accredited investor controlled by Dr. Niclas Adler) for $300,000 cash pursuant to PPM-

1. The entire Series AA class carries aggregate voting rights equal to 51% of all shareholder votes on every matter (distributed pro rata with dynamic adjustment). Four Series AA shares are now outstanding.

Also in April 2026, the Company issued 40,000,000 common shares (valued at $132,000) to settle accrued salaries. The $1,526,096 related-party portion was recorded as a capital contribution to additional paid-in capital; the $1,190,522 non-related-party portion was recognized as a gain on debt extinguishment.

In April 2026 the Company issued 30,856,668 shares of its $0.0001 par value common stock upon the conversion of principal interest, and fees of $50,061 of its outstanding promissory notes, valued at $0.00128 per share.

In May 2026 the Company issued 8,391,608 shares of its $0.0001 par value common stock upon the conversion of principal interest, and fees of $12,000 of its outstanding promissory notes, valued at $0.00143 per share.

Governance and Legacy Cleanup (April 7, 2026) The Board accepted the resignations of directors Paul Anthony Favata and Thomas Grbelja with no disagreements cited. The Company filed Certificates of Designation for Series A and Series B Preferred Stock and adopted a 125-day Remediation Plan for legacy Series A and Series B holders. The likelihood of any future conversion of legacy Preferred Series A or Preferred Series B shares is considered remote, and they have been excluded from diluted EPS calculations.

Debt Settlements and Additional Preferred Actions

•

April 10, 2026: The Company settled all Labrys Notes (carrying amount ≈ $182,244) and related Talos Warrants for $150,000 cash, extinguishing all conversion rights, derivative liabilities, and share reserves (gain to be recognized in Q4 FY2026).

•

April 13, 2026: Newly designated Series D Convertible Preferred Stock par value $0.001 was issued in exchange for cancellation of approximately $1.6 million of indebtedness (accounted for as debt extinguishment under ASC 470-50; related-party portions recorded as capital contributions).

•

April 14, 2026: The Company designated and issued four shares of Series G Governing Preferred Stock (pari passu with Series AA and senior to all other classes), carrying veto rights over any action benefiting Preferred Series A or B holders.

•	April 16, 2026: The Company designated Series E Convertible Preferred Stock (no shares issued) to support the contemplated ConnexUS transaction.

Leadership Changes (April 27, 2026) Paul R. Taylor was appointed Chairman and Chief Executive Officer; Cheddi Rai was appointed Chief Operating Officer and Chief Technology Officer. Mark Lucky continues as Chief Financial Officer.

PTNA Acquisition Corp. By unanimous written consent, the Board authorized formation of PTNA Acquisition Corp., a wholly owned Delaware C-Corporation subsidiary, as a bankruptcy-remote, liability-segregated strategic acquisition and capital-markets vehicle (targeting AI Capital UK and AI Capital Indonesia, among others), with full corporate separateness protocols to preserve limited liability.

Pending ConnexUS AI Acquisition (Type 2 Non-Recognized Event) On March 29, 2026 (countersigned March 30), the Company entered into a non-binding LOI to acquire 100% of ConnexUS AI (DE) for nominal cash consideration of $1.00 plus assumption of $350,000 convertible notes, implementing a dual ring-fence structure for a GAAP-compliant clean balance sheet and licensing of the RAGböx.co platform. No definitive agreement has been executed and closing has not occurred; accordingly, no purchase accounting or related effects have been recorded. Full pro forma and Item 404 disclosures will be provided in subsequent Form 8-K filings upon execution and closing.

These events strengthen the Company’s balance sheet, governance, and strategic positioning without material adverse effect on liquidity or going-concern status. Reference is made to the Form 8-K filings dated April 7, 14, 16, 27, and 29, 2026 (and exhibits, including PPM-1, PPM-2, the LOI, Series A/B/D/E/G Certificates of Designation, Labrys Settlement, and PTNA Board Resolution) for additional information.

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

Key partnerships include:

•	IREX.AI: Joint development and deployment of Tru-InSight™ video intelligence solutions, including integration with Searchveillance™ facial recognition technology
•	Seko Energy - Eldoret
•	GB Group Global: Partnership supporting representation at international business summits and market development activities

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

Employees

As of March 31, 2026, we had four (4) full time employees.

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

VISIUM TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Nine Months ended March 31,
	2026	2025	2026	2025
Operating expenses:
Selling, general and administrative	$359,108	$257,019	$1,150,520	$907,968
Development expense	-	-	-	75
Total Operating Expenses	359,108	257,019	1,150,520	908,043

Loss from Operations	(359,108)	(257,019)	(1,150,520)	(908,043)

Other income (expenses):
Gain on change in fair value of derivative liabilities	78,478	(12,876)	80,293	23,155
Gain (loss) on extinguishment of debt	-	-	-	725,059
Interest expense	(307,214)	(98,161)	(468,179)	(263,392)
Total other income (expenses)	(228,736)	(111,037)	(387,886)	484,822

Net loss	$(587,844)	$(368,056)	$(1,538,406)	$(423,221)

Selling, General, and Administrative Expenses

Nine Month Period Ended March 31, 2026 and 2025

For the nine months ended March 31, 2026, selling, general and administrative expenses were $1,150,520 as compared to $907,968 for the nine months ended March 31, 2025. For the nine-month periods ended March 31, 2026 and 2025 selling, general and administrative expenses consisted of the following:

	Nine Months ended March 31,		Increase/
	2026	2025	Decrease	% Change
Accounting expense	$46,805	$45,007	$1,798	4.0%
Consulting fees	90,000	90,000	-	0.0%
Salaries	603,653	650,122	(46,469)	(7.1%)
Legal and professional fees	31,500	31,500	-	0.0%
Travel expense	700	154	546	357.6%
Occupancy expense	25	153	(128)	(83.6%)
Telephone expense	4,047	3,784	263	6.9%
Website expense	860	696	164	23.6%
Investor relations expense	2,500	-	2,500	N/A
Stock based consulting expense	4,300	23,270	(18,970)	(81.5%)
Stock based compensation	347,850	52,500	295,350	562.6%
Other	18,280	10,782	7,498	69.5%
	$1,150,520	$907,968	$242,552	26.7%

The increase in selling, general and administrative expenses of $242,552 during fiscal 2026, when compared with the prior year, is primarily due to an increase in stock-based compensation of $295,350, higher travel expenses of $546, an higher accounting expense of $1,798, offset by a decrease in stock-based consulting expense of $18,970, and lower salary expense of $46,469.

We believe that our selling, general, and administrative expenses will be lower over the rest of the current fiscal year, driven by an anticipated decrease in stock-based compensation expense, offset by an increase in expenses related to greater business activity over the remainder of fiscal 2026.

Development Expense

	Nine-Months Ended
	March 31,		%
	2026	2025	Change
Development expense	$-	$75	(100.0%)

Development expense represents the expense to further enhance and commercialize our products.

Change in Fair Value of Derivative Liabilities

	Nine-Months Ended
	March 31,		%
	2026	2025	Change
Gain (loss) on change in fair value of derivative liabilities	$80,293	$23,155	(246.8%)

The Company recorded a gain on the change in fair value of derivative liabilities of $80,293 for the nine months ended March 31, 2026. This fluctuation is a result of the period-end revaluation of the aforementioned liabilities using the Cox, Ross & Rubinstein Binomial Tree model, driven largely by changes in the per-share price of the Company’s common stock.

Interest Expense

	Nine-Months Ended
	March 31,		%
	2026	2025	Change
Interest expense	$468,179	$263,392	77.8%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount.

Gain (loss) on extinguishment of debt

	Nine-Months Ended
	March 31,		%
	2026	2025	Change
Gain (loss) on extinguishment of debt	$-	$725,059	(100%)

In July 2024 the Company obtained a legal opinion to extinguish aged debt totaling $725,059 as detailed in the following table. Each of the individual debt instruments were determined to be beyond the statute of limitations and it was determined that the Company has a complete defense to liability related to this debt under the applicable statute of limitations. For the Nine Months ended March 31, 2024 the gain on extinguishment of debt was:

Accrued interest expense	$361,559
Convertible notes payable	208,500
Promissory notes payable	155,000
Gain on extinguishment of debt for the Nine Months ended March 31, 2025	$725,059

Three Month Period Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, selling, general and administrative expenses were $359,108 as compared to $257,019 for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025 selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,		Increase/
	2026	2025	Decrease	% Change
Accounting expense	$18,125	$10,301	$7,824	76.0%
Consulting fees	30,000	30,000	-	-%
Salaries	201,749	201,460	289	0.1%
Legal and professional fees	10,500	10,500	-	-%
Travel expense	60	-	60	0%
Telephone expense	1,476	1,320	156	11.8%
Website expense	44	-	44	0%
Stock based compensation	91,200	-	91,200	0%
Other	5,954	3,438	2,516	73.1%
	$359,108	$257,019	$102,089	39.7%

The increase in selling, general and administrative expenses of $102,089 for the three months ended March 31, 2026, when compared with the prior year period, is primarily due to an increase in stock-based compensation expense of $91,200, and an increase in accounting expense of $7,824.

Change in Fair Value of Derivative Liabilities

	Three-Months Ended
	March 31,		%
	2026	2025	Change
Gain (loss) on change in fair value of derivative liabilities	$78,478	$(12,876)	709.5%

The change in fair value of derivative liabilities results from the changes in the fair value of the derivative liability due to the application of ASC 815, resulting in either income or expense, depending on the difference in fair value of the derivative liabilities between their measurement dates driven by the change in the per share price of the Company’s common stock.

Interest Expense

	Three-Months Ended
	March 31,		%
	2026	2025	Change
Interest expense	$307,214	$98,161	213%

Interest expense represents stated interest of notes and convertible notes payable as well as amortization of debt discount. Interest expense is higher for the three months ended March 31, 2026 due to higher debt discount amortization as compared to the prior year period.

Liquidity and Capital Resources

	Balance at
	March 31,	June 30,
	2026	2025
Cash	$665	$60,144
Accounts payable and accrued expenses	1,584,350	1,472,933
Accrued compensation	2,899,379	2,556,428
Notes, convertible notes, and accrued interest payable	$1,801,805	$1,593,484

At March 31, 2026 and June 30, 2025, our total assets consisted of cash and prepaid expenses. We do not have any material commitments for capital expenditures.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of $370,143 and $253,891 during the nine-month periods ended March 31, 2026 and 2025, respectively, and has a working capital deficit of approximately $6.86 million and $5.84 million at March 31, 2026 and June 30, 2025, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

Nine Months ended March 31, 2026

Net cash used in operations during the nine months ended March 31, 2026 increased by $116,252 or 46% over the same period during fiscal year 2025. The cash provided by financing activities was obtained through advances from directors totaling $85,500 and the issuance of promissory notes that netted the Company $420,691 during the nine months ended March 31, 2026.

Nine Months ended March 31, 2025

Net cash used in operations during the nine months ended March 31, 2025 decreased by $113,658 or about 31% from the same period during fiscal year 2024. The cash provided by financing activities was obtained through advances from directors totaling $95,526, the issuance of promissory notes that netted the Company $332,000 during the nine months ended March 31, 2025.

Capital Raising Transactions

During the nine months ending March 31, 2026 we generated net proceeds of $420,691 from the issuance of eleven promissory notes.

Other outstanding obligations at March 31, 2026

Convertible Notes Payable

The Company had convertible promissory notes, net of discount, aggregating $191,199 outstanding at March 31, 2026. The accrued interest amounted to approximately $226,376 as of March 31, 2026. The Convertible Notes Payable bear interest at rates ranging between 0% and 24% per annum. Interest is generally payable monthly. The Convertible Notes Payable are generally convertible at rates ranging between $0.00097 and $121.50 per share, at the holders’ option. At March 31, 2026, $191,199 of the convertible promissory notes have matured and are in default.

Notes Payable

The Company had promissory notes aggregating $1,118,200 at March 31, 2026. The related accrued interest amounted to approximately $266,030 at March 31, 2026. The Notes Payable bear interest at rates ranging between 0% and 18% per annum. Interest is generally payable at maturity of the note. At March 31, 2026, $835,000 of the promissory notes have matured and are in default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2026, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements. We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of March 31, 2026.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this quarterly report.

Management is committed to remediating the material weaknesses identified above. The following remediation measures have been identified and are in various stages of planning and implementation:

Material Weakness 1 — Absence of Formal Written Policies and Procedures. Management has initiated a review of all key financial reporting processes, including accounts payable and accrual recognition, debt and equity transaction recording, and period-end close procedures. Management intends to document these processes in formal written accounting policies and procedures manuals. The Company expects to complete the drafting and initial implementation of these policies during the fiscal year ending June 30, 2027, subject to the availability of internal resources.

Material Weakness 2 — Absence of Formal Financial Reporting Objectives and Risk Assessment Documentation. Management intends to develop and maintain a formal, written risk assessment that identifies the Company's financial reporting objectives, the risks that could prevent those objectives from being achieved, and the controls in place to mitigate those risks, including fraud risks. This risk assessment will be reviewed and updated at least annually and will be presented to the Board of Directors for review. The Company expects to complete an initial risk assessment document during the fiscal year ending June 30, 2027.

Material Weakness 3 — Inadequate Segregation of Duties. The Company acknowledges that its current size and limited personnel make full segregation of duties impractical in the near term. As a compensating control, management has implemented, or intends to implement, the following measures: (i) enhanced review procedures by the Chief Financial Officer of all journal entries and account reconciliations prepared by other personnel; (ii) quarterly review of all significant transactions by the Chief Executive Officer and Chief Financial Officer jointly; and (iii) engagement of the Company's independent registered public accounting firm to perform agreed-upon procedures on high-risk account balances on a quarterly basis, to the extent resources permit. The Company will continue to evaluate the feasibility of adding qualified financial reporting personnel as its financial condition improves.

Management believes that the foregoing remediation steps, when fully implemented, will remediate the identified material weaknesses. However, the material weaknesses will not be considered remediated until the applicable controls have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There can be no assurance that the remediation measures described above will be fully implemented within the timeframes described, or that they will be effective in remediating the identified material weaknesses, given the Company's limited resources.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the identification of the material weaknesses described above and the initiation of the remediation measures described herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2026 the Company is not the subject of, or party to, any pending or threatened, material legal actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes Payable

During the nine months ended March 31, 2026 the Company issued 58,834,782 shares of its common stock related to the conversion of $180,884 of principal, accrued interest, and fees for four of its convertible notes payable, at an average contract conversion price of $0.003 per share.

Commitment Shares

During the nine months ended March 31, 2026 the Company issued 2,625,000 shares of its common stock valued at $18,788 or an average price of $0.0072 per share, pursuant to the issuance of two promissory notes.

Stock Based Compensation

During the nine months ended March 31, 2026 the Company issued 65,000,000 shares of its $0.0001 par value common stock as compensation to its directors and officers. The shares were valued at $337,100, or $0.0052 per share, based on the share price at the time of the transactions.

During the nine months ended March 31, 2026 the Company issued 1,000,000 shares of its $0.0001 par value common stock as compensation to employees. The shares were valued at $4,300, or $0.0043 per share.

During the nine months ended March 31, 2026 the Company issued 2,250,000 shares of its $0.0001 par value common stock as compensation to a consultant. The shares were valued at $10,750, or $0.0048 per share.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2026, the Company was in default on certain of its senior debt obligations, specifically its outstanding promissory notes and convertible promissory notes. The defaults primarily relate to the failure to pay principal and accrued interest upon the maturity dates of the respective instruments.

Promissory Notes At March 31, 2026, the Company had promissory notes outstanding with an aggregate principal balance of $1,118,200. Of this amount, promissory notes with an aggregate principal balance of $835,000 have matured and are currently in default due to non-payment. The related accrued and unpaid interest on all promissory notes amounted to approximately $266,030 as of March 31, 2026.

Convertible Notes Payable At March 31, 2026, the Company had convertible promissory notes outstanding with an aggregate principal balance of $191,199. All $191,199 of these convertible promissory notes have matured and are currently in default due to non-payment. The accrued and unpaid interest on the convertible notes amounted to approximately $226,376 as of March 31, 2026.

The Company has resolved the defaulted amount as of the date of this filing.

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

VISIUM TECHNOLOGIES, INC.

	By:	/S/ Paul R. Taylor
May 20, 2026		Paul R. Taylor
CEO, principal executive officer

	By:	/S/ Mark Lucky
May 20, 2026		Mark Lucky
CFO, principal accounting officer

